Form 10-Q
period 1996-09-30
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1996-11-12
CIK 1009480

================================================================================
--------------------------------------------------------------------------------




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1996

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-14474


                        AMERTRANZ WORLDWIDE HOLDING CORP.

             (Exact name of registrant as specified in its charter)

Delaware                                             11-3309110
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                        Identification No.)

2001 Marcus Avenue
Lake Success, New York                               11042
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (516) 326-9000

                                  Inapplicable
         (Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

At November 12, 1996, the number of shares outstanding of the registrant's common stock was 5,926,504.



================================================================================
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Part I - Financial Information                                              Page

                  Item 1.  Financial Statements:

                                    Consolidated Balance Sheets,
                                    September 30, 1996 and June 30, 1996      3

                      Consolidated Statement of Operations
                                    for the Three Months Ended
                                    September 30, 1996                        4

                                    Consolidated Statement of
                      Cash Flows for the Three Months Ended
                                    September 30, 1996                        5

                    Notes to Unaudited Consolidated Financial
                                    Statements                                6

                  Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                                    Operations                                7


Part II - Other Information

           Item 1.         Legal Proceedings                                  8

           Item 6.         Exhibits and Reports on Form 8-K                   8
           -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30, 1996            June 30, 1996
                                                                   ------------------            -------------
                                    ASSETS                             (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                              $3,650,129                $    377,490
Accounts receivable less allowance
         (September 30, $357,542; June 30, $371,322)                    7,841,303                   7,598,390
Prepaid expenses and other current assets                                 564,516                     557,192
                                                                       ----------                ------------
                  Total current assets                                 12,055,948                   8,533,072
PROPERTY AND EQUIPMENT, net                                               983,870                     829,442
DEBT ISSUANCE COST, net of accumulated amortization
         (September 30, $3,367,698; June 30, $3,264,232)                     -                        103,466
OTHER ASSETS                                                              254,774                   1,373,314
GOODWILL, net of accumulated amortization
         (September 30, $312,382; June 30, $191,460)                   11,779,813                  11,900,735
                                                                       ----------                  ----------
                  Total assets                                         25,074,405                $ 22,740,029
                                                                       ==========                ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                        6,445,276                $  7,699,721
Accrued expenses                                                        1,984,615                   2,028,274
Note payable to bank                                                    1,720,750                   1,641,347
Note payable to affiliate                                               4,043,843                   3,954,989
Current portion of long-term debt                                       2,466,670                   7,125,000
Lease obligation-current portion                                           15,979                      21,034
Taxes payable                                                              20,967                         -
                                                                       ----------                ------------
                  Total current liabilities                            16,698,100                  22,470,365
LONG-TERM DEBT                                                          4,453,559                   8,000,000
LEASE OBLIGATION--LONG-TERM                                                18,314                      18,315
                                                                       ----------                ------------
                  Total liabilities                                    21,169,973                  30,488,680
                                                                      -----------                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $10 par value; 2,500,000 shares authorized,
         shares issued and outstanding: 200,000                         2,000,000                          -
Common stock, $.01 par value; 15,000,000 shares authorized,
         shares issued and outstanding: September 30,
         5,926,504; June 30, 3,626,504                                     59,265                       36,265
Paid-in capital                                                        19,694,977                    8,567,675
Accumulated deficit                                                   (17,838,560)                 (16,341,341)
Less:  Treasury stock, 106,304 shares held at cost                        (11,250)                     (11,250)
                                                                     ------------                  -----------
         Total stockholders' equity (deficit)                           3,904,432                   (7,748,651)
         Total liabilities and stockholders' equity (deficit)          25,074,405                 $ 22,740,029


                  The   accompanying   notes  are  an  integral   part  of  this
consolidated balance sheet.

                  AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS
                                             (unaudited)

                                                             Three Months Ended
                                                                 September 30,
                                                                     1996


Operating revenue                                                 $15,267,768

Direct costs                                                       11,571,685

Gross profit                                                        3,696,083

Selling, general and administrative
expenses                                                            4,811,260

Loss from operations                                               (1,115,177)

Interest (expense)                                                   (436,410)
Other income                                                           54,368
                                                                       ------

Net loss                                                          $(1,497,219)

Net loss per share                                                $    (0.26)
                                                                  ===========

Weighted average shares outstanding                                 5,851,504



















                    The  accompanying   notes  are  an  integral  part  of  this
consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                  September 30, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $(1,497,219)
Bad debt expense                                                                            (13,780)
Depreciation and amortization                                                               184,671
Decrease in debt issuance costs                                                             103,466
Adjustments to reconcile net loss to net cash used in operating activities-
   Increase in accounts receivable                                                         (229,133)
   Increase in prepaid expenses and other current assets                                   (140,429)
   Decrease in other assets                                                                  74,251
   Decrease in accounts payable and accrued expenses                                     (1,298,104)
   Increase in taxes payable                                                                 20,967
                                                                                         ----------
                  Net cash used in operating activities                                  (2,795,310)
                                                                                         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                        (218,177)

                  Net cash used in investing activities                                    (218,177)
                                                                                           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering - net of costs                                     12,304,696
Issuance of common stock                                                                     23,000
Net borrowings from note payable to bank                                                     79,403
Repayment of short-term debt                                                             (4,658,330)
Repayment of long-term debt                                                              (1,546,441)
Proceeds from revolving loan due to affiliate                                                88,854
Payment of lease obligations                                                                 (5,056)
                                                                                         -----------
                  Net cash provided by financing activities:                              6,286,126
                                                                                         ----------

                  Net increase in cash and cash equivalents                               3,272,639

CASH AND CASH EQUIVALENTS, beginning of the period                                          377,490
                                                                                        -----------

CASH AND CASH EQUIVALENTS, end of the period                                            $ 3,650,129
                                                                                        ===========

CASH PAYMENTS FOR:
Interest                                                                                     60,965
Income taxes                                                                                  8,263

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

Issuance of preferred stock as partial repayment of long-term debt                        2,000,000



               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 1996 and their consolidated results of operations and cash flows for the quarter ended September 30, 1996 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Amertranz Worldwide Holding Corp. (the "Company") Form 10-K for the six months ended June 30, 1996.

Note 2 - Subsequent Events

(a) On October 10, 1996, Consolidated Air Services, Inc., an Arizona Corporation ("Consolidated") merged (the "Merger") with and into the Company pursuant to the terms of an Agreement of Merger dated as of September 30, 1996.

In the Merger, all of the issued and outstanding shares of Consolidated were exchanged for an aggregate of 20,000 shares of the Company's Class B Preferred Stock. Each share of the Company's Class B Preferred Stock is convertible, at the option of the holder thereof at any time after October 10, 1997, into 10 shares of the Company's Common Stock. In addition, the Company issued a promissory note to the Consolidated Stockholders in the aggregate principal amount of $150,000.

For the 12 months ended June 30, 1996, Consolidated generated gross revenues of $5,995,000 and net income of $347,000. The acquisition will be accounted for as a purchase.

(b) Amertranz is a defendant in a lawsuit initiated by the trustee in bankruptcy of Aeronautics Express, Inc. ("AEI"), a company with whom Amertranz engaged in discussions concerning a prospective business combination during the early spring of 1994. The complaint was filed in the United States Bankruptcy Court for the Southern District of New York in December, 1995, and alleges that Amertranz improperly obtained control over the assets of AEI, committed fraud in connection with the business discussion, breached an agreement not to solicit the business or customers of AEI, induced AEI to convey property to Amertranz for less than fair value and failed to pay AEI compensation for services rendered by AEI to Amertranz. The complaint sought damages in excess of $11 million. The Company has reached an agreement with the trustee in bankruptcy to settle the litigation for $50,000, and this settlement was approved by the United States Bankruptcy Court on October 30, 1996. The Company has paid $25,000 of this settlement, with the balance due 45 days following the finalization of the Court's order.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations and there can be no assurances that the Company's actual future performance will meet such expectations. Forward-looking statements are preceded by an asterisk.

Results of Operations

Three Months ended September 30, 1996

The Company began its existence as the holding company for the combined operations of Amertranz Worldwide, Inc. ("Amertranz") and the freight forwarding business of TIA, Inc. ("TIA") and Caribbean Freight System, Inc. ("CFS") on
February 8, 1996. From and after February 8, 1996, the freight forwarding business of TIA and CFS was operated through the Company's Caribbean Air Services subsidiary. Prior to such date, the operations of AmerTranz and the freight forwarding business of TIA and CFS were independent of each other. The following discussion relates to the combined results of the Company for the period July 1, 1996 through September 30, 1996.

         Operating Revenue. Operating revenue was $15.3 million for the period July 1, 1996 through September 30, 1996.

         Cost of Transportation. Cost of transportation was 75.8% of operating revenue for the period.

         Gross Profit. Gross profit for the period was 24.2% of operating revenue.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period was 31.5% of operating revenue.

Liquidity and Capital Resources

On July 3, 1996, the Company completed an initial public offering ("IPO") of 2,300,000 shares of common stock and redeemable common stock purchase warrants at an initial offering price of $6.00 per share and $0.10 per warrant. The proceeds from the IPO, net of underwriting discounts and commissions and after deducting expenses of the IPO, were approximately $12.3 million. Of this amount, $4,137,000 was used to repay the outstanding principal and interest balance on earlier bridge financings, $373,000 was used to repay the outstanding principal and interest balance on earlier interim financing, $2 million was used as partial payment on a pre-IPO obligation to TIA and CFS ("Exchange Note"), and approximately $700,000 was used to repay overdue trade payables. The remaining balance of the proceeds was retained by the Company for working capital purposes. Additionally, TIA and CFS exchanged $2,000,000 principal amount of the Exchange Note for 200,000 shares of the Company's Class A Preferred Stock.

Capital expenditures for the three months ended September 30, 1996 were $218,177.

*The Company believes that funds raised in the IPO, cash flows generated from operations and available funds under its existing loan facilities will be sufficient to finance its operations and obligations for the foreseeable future. However, the Company's actual working capital needs will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, changes in law which affect doing business in Puerto Rico, and competition, none of which can be predicted with certainty.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Amertranz is a defendant in a lawsuit initiated by the trustee in bankruptcy of Aeronautics Express, Inc. ("AEI"), a company with whom Amertranz engaged in discussions concerning a prospective business combination during the early spring of 1994. The complaint was filed in the United States Bankruptcy Court for the Southern District of New York in December, 1995, and alleges that Amertranz improperly obtained control over the assets of AEI, committed fraud in connection with the business discussion, breached an agreement not to solicit the business or customers of AEI, induced AEI to convey property to Amertranz for less than fair value and failed to pay AEI compensation for services rendered by AEI to Amertranz. The complaint seeks damages in excess of $11 million. The Company has reached an agreement with the trustee in bankruptcy to settle the litigation for $50,000, and this settlement was approved by the United States Bankruptcy Court on October 30, 1996. The Company has paid $25,000 of this settlement, with the balance due 45 days following the finalization of the Court's order.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits:

                           None

                  (b)      Form 8-K:

                           No reports  on Form 8-K were  filed  during the three
months ended September 30,
1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 12, 1996                   AMERTRANZ WORLDWIDE HOLDING CORP.
                                                              Registrant


                                                    /S/  Stuart Hettleman
                                            President, Chief Executive Officer,
                                            Principal Financial Officer




C66755.198