Form 10-K/A
period 1996-06-30
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1997-01-02
CIK 1009480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-K/A
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended June 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from to .

                        Commission file number: 001-14474

                        AMERTRANZ WORLDWIDE HOLDING CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                               11-3309110
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

2001 Marcus Avenue, Lake Success, New York                           11042
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (516) 326-9000

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Class                     Name of Each Exchange on Which Registered
         None                                          None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $.01 par value
                    Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 17, 1996 was $16,776,095.

The number of shares of common stock outstanding as of September 17, 1996 was 5,926,504.

                       DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 1996 Annual Meeting of Shareholders (to be filed).

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended June 30, 1996, which was filed with the Commission on September 27, 1996, as set forth below:

         Part IV, Item 14(a)(3) of the Annual Report on Form 10-K is amended to reflect the filing, via EDGAR, of Exhibit 27 (Financial Data Schedule).


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                                         AMERTRANZ WORLDWIDE HOLDING CORP.




Date:  January 2, 1997                   By:   /s/ Stuart Hettleman
                                            ----------------------------
                                                Stuart Hettleman
                                                President


C66140B.198