Form 10-Q/A
period 1996-09-30
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1997-01-07
CIK 1009480

================================================================================
--------------------------------------------------------------------------------




                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                   FORM 10-Q/A

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

The Registrant hereby amends the following items, financial statements, exhibits, or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which was filed with the Commission on November 12, 1996, as set forth below:

         Part II, Item 6(a) of the Quarterly Report on Form 10-Q is amended to reflect the filing, via EDGAR, of Exhibit 27 (Financial Data Schedule).


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                                               AMERTRANZ WORLDWIDE HOLDING CORP.



Date:  January 7, 1997                         By:       /s/ Stuart Hettleman
                                                  ----------------------------
                                                  Stuart Hettleman
                                                  President



C66755A.198