Form 10-Q
period 1996-12-31
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1997-02-07
CIK 1009480

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

                For the Quarterly period ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

At February 7, 1997, the number of shares outstanding of the registrant's common stock was 5,926,504.



================================================================================
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Part I - Financial Information                                              Page

             Item 1.  Financial Statements:

                      Consolidated Balance Sheets,
                      December 31, 1996 and June 30, 1996                    2

                      Consolidated Statements of Operations
                      for the Three and Six Months Ended
                      December 31, 1996                                      3

                      Consolidated Statement of
                      Cash Flows for the Six Months Ended
                      December 31, 1996                                      4

                      Notes to Unaudited Consolidated Financial
                      Statements                                             6

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                             7


Part II - Other Information

             Item 1.  Legal Proceedings                                      9

             Item 4.  Submission of Matters to a Vote of Security Holders    9

             Item 6.  Exhibits and Reports on Form 8-K                       9

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31, 1996             June 30, 1996
                                                                   -----------------             -------------
                                    ASSETS                             (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                              $  425,967                $    377,490
Accounts receivable less allowance
         (December 31, $395,326; June 30, $371,322)                     9,709,491                   7,598,390
Prepaid expenses and other current assets                                 584,200                     557,192
                                                                       ----------                ------------
                  Total current assets                                 10,719,658                   8,533,072
PROPERTY AND EQUIPMENT, net                                             1,221,769                     829,442
DEBT ISSUANCE COST, net of accumulated amortization
         (December 31, $3,367,698; June 30, $3,264,232)                         -                     103,466
OTHER ASSETS                                                              334,103                   1,373,314
GOODWILL, net of accumulated amortization
         (December 31, $439,804; June 30, $191,460)                    12,317,280                  11,900,735
                                                                       ----------                ------------
                  Total assets                                         24,592,810                $ 22,740,029
                                                                       ==========                ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                        5,772,194                $  7,699,721
Accrued expenses                                                        2,121,539                   2,028,274
Note payable to bank                                                    1,810,260                   1,641,347
Note payable to affiliate                                               4,067,018                   3,954,989
Current portion of long-term debt due to affiliate                      3,279,216                   3,150,000
Current portion of long-term debt                                               -                   3,975,000
Lease obligation-current portion                                           15,979                      21,034
Taxes payable                                                              17,099                           -
                                                                       ----------                ------------
                  Total current liabilities                            17,083,305                  22,470,365
LONG-TERM DEBT DUE TO AFFILIATE                                         4,333,330                   8,000,000
LONG-TERM DEBT                                                            150,000                           -
LEASE OBLIGATION--LONG-TERM                                                13,135                      18,315
                                                                       ----------                ------------
                  Total liabilities                                    21,579,770                  30,488,680
                                                                       ----------                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $10 par value; 2,500,000 shares authorized,
         shares issued and outstanding: 220,000                         2,200,000                           -
Common stock, $.01 par value; 15,000,000 shares authorized,
         shares issued and outstanding: December 31,
         5,926,504; June 30, 3,626,504                                     59,265                      36,265
Paid-in capital                                                        20,065,977                   8,567,675
Accumulated deficit                                                   (19,300,952)                (16,341,341)
Less:  Treasury stock, 106,304 shares held at cost                        (11,250)                    (11,250)
                                                                       ----------                -------------
         Total stockholders' equity (deficit)                           3,013,040                  (7,748,651)
                                                                       ----------                ------------
         Total liabilities and stockholders' equity (deficit)          24,592,810                $ 22,740,029
                                                                       ==========                ============

               The accompanying notes are an integral part of this
                          consolidated balance sheet.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                           Three Months Ended           Six Months Ended
                                                               December 31,                December 31,
                                                                   1996                        1996
                                                                   ----                        ----


Operating revenue                                              $19,452,096                  34,719,864
Direct costs                                                    14,720,682                  26,292,367
                                                                ----------                 -----------

Gross profit                                                     4,731,414                   8,427,497

Selling, general and administrative expenses                     5,876,194                  10,687,454
                                                                ----------                 -----------

Loss from operations                                            (1,144,780)                 (2,259,957)

Interest (expense)                                                (345,727)                   (782,137)
Other income                                                        28,115                      82,483
                                                                ----------                ------------

Net loss                                                       $(1,462,392)                $(2,959,611)
                                                               ===========                ============

Net loss per share                                             $     (0.25)                $     (0.50)
                                                               ===========                ============

Weighted average shares outstanding                              5,926,504                   5,889,004
                                                               ===========                ============



















               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                  Six Months Ended
                                                                                  December 31, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $(2,959,611)
Bad debt expense                                                                     24,004
Depreciation and amortization                                                       397,615
Decrease in debt issuance costs                                                     103,466
Adjustments to reconcile net loss to net cash used in operating activities-
   Increase in accounts receivable                                               (1,331,797)
   Increase in prepaid expenses and other current assets                           (123,515)
   Decrease in other assets                                                          33,322
   Decrease in accounts payable and accrued expenses                             (2,325,773)
   Increase in taxes payable                                                         17,099
                                                                                -----------
                  Net cash used in operating activities                          (6,165,190)
                                                                                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (377,884)
Acquisition of Consolidated Air Services, net of cash acquired                      105,602

                  Net cash used in investing activities                            (272,282)
                                                                                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering - net of costs                             12,304,696
Issuance of common stock                                                             23,000
Net borrowings from note payable to bank                                            168,913
Repayment of short-term debt                                                     (4,445,784)
Repayment of long-term debt                                                      (1,666,670)
Proceeds from revolving loan due to affiliate                                       112,029
Payment of lease obligations                                                        (10,235)
                                                                                -----------
                  Net cash provided by financing activities:                      6,485,949
                                                                                -----------

                  Net increase in cash and cash equivalents                          48,477

CASH AND CASH EQUIVALENTS, beginning of the period                                  377,490
                                                                                -----------

CASH AND CASH EQUIVALENTS, end of the period                                    $   425,967
                                                                                ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                            131,034
Income taxes                                                                         12,131





               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

Issuance of preferred stock as partial repayment of long-term debt                       $2,000,000
Issuance of preferred stock for the acquisition of Consolidated Air Services
   ("Consolidated")                                                                      $  200,000
Issuance of note payable to Consolidated stockholders                                    $  150,000

         On October 10, 1996, Consolidated merged with and into Amertranz Worldwide Holding Corp. and subsidiaries ("the Company") pursuant to the terms of a merger agreement dated as of September 30, 1996.  In conjunction with the acquisition, the resulting goodwill is as follows:

         Net assets assumed                                                              $  121,539
         Purchase Price                                                                  $  786,428
                                                                                          ---------
         Goodwill                                                                        $  664,889
                                                                                          =========




























               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 1996 and their consolidated results of operations and cash flows for the quarter ended December 31, 1996 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Amertranz Worldwide Holding Corp. (the "Company") Form 10-K for the six months ended June 30, 1996.

Note 2 - Acquisition

On October 10, 1996, Consolidated Air Services, Inc., an Arizona Corporation ("Consolidated") merged (the "Merger") with and into the Company pursuant to the terms of an Agreement of Merger dated as of September 30, 1996.

In the Merger, all of the issued and outstanding shares of Consolidated were exchanged for an aggregate of 20,000 shares of the Company's Class B Preferred Stock valued through independent valuation at $28.55 per share. Each share of the Company's Class B Preferred Stock is convertible, at the option of the holder thereof at any time after October 10, 1997, into 10 shares of the Company's Common Stock. The acquisition has been accounted for as a purchase. Accordingly, the purchase price has been allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. In addition, the Company issued a promissory note to the Consolidated Stockholders in the aggregate principal amount of $150,000, and the Company incurred $65,428 in legal and professional fees associated with the acquisition. The total resulting goodwill is $664,889.

For the 12 months ended June 30, 1996, Consolidated generated gross revenues of $5,995,000 and net income of $347,000.

Note 3 - Subsequent Event

On January 16, 1997, the Company entered into a three year $10 million Accounts Receivable Management and Security Agreement ("BNY Facility") with BNY Financial Corp. ("BNY") which replaced the existing facility with Fidelity Funding of California, Inc. ("Fidelity"). Under the Agreement, the Company can borrow the lesser of $10.0 million or 85% of eligible accounts receivable. The Company's borrowings under the BNY Facility are secured by a first lien on all of the Company's assets.

Upon the closing of BNY facility, the Company borrowed $5,534,037. Of the amount borrowed; $3,570,768 was used to pay down a note payable to TIA, $1,819,552 was used to retire a note payable to Fidelity and $143,717 was used to provide the Company with additional working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations and there can be no assurances that the Company's actual future performance will meet such expectations. Forward-looking statements are preceded by an asterisk (*).

Results of Operations

The Company began its existence as the holding company for the combined operations of Amertranz Worldwide, Inc. ("Amertranz") and the freight forwarding business of TIA, Inc. ("TIA") and Caribbean Freight System, Inc. ("CFS") on
February 8, 1996. From and after February 8, 1996, the freight forwarding business of TIA and CFS was operated through the Company's Caribbean Air Services subsidiary. Prior to such date, the operations of Amertranz and the freight forwarding business of TIA and CFS were independent of each other. The following discussion relates to the combined results of the Company for the three month period October 1, 1996 through December 31, 1996 and the six month period July 1, 1996 through December 31, 1996.

Three Months ended December 31, 1996

         Operating Revenue. Operating revenue was $19.5 million for the period October 1, 1996 through December 31, 1996.

         Cost of Transportation. Cost of transportation was 75.7% of operating revenue for the period.

         Gross Profit. Gross profit for the period was 24.3% of operating revenue.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period was 30.2% of operating revenue.

Six Months Ended December 31, 1996

         Operating Revenue. Operating revenue was $34.7 million for the period July 1, 1996 through December 31, 1996.

         Cost of Transportation. Cost of transportation was 75.7% of operating revenue for the period.

         Gross Profit. Gross profit for the period was 24.3% of operating revenue.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period was 30.8% of operating revenue.

Liquidity and Capital Resources

On July 3, 1996, the Company completed an initial public offering ("IPO") of 2,300,000 shares of common stock and redeemable common stock purchase warrants at an initial offering price of $6.00 per share and $0.10 per warrant. The proceeds from the IPO, net of underwriting discounts and commissions and after deducting expenses of the IPO, were approximately $12,300,000. Of this amount, $4,137,000 was used to repay the outstanding principal and interest balance on earlier bridge financings, $373,000 was used to repay the outstanding principal and interest balance on earlier interim financing, $2,000,000 was used as partial payment on a pre-IPO obligation to TIA and CFS ("Exchange Note"), and approximately

$700,000 was used to repay overdue trade payables. The remaining balance of the proceeds was retained by the Company for working capital purposes. Additionally, TIA and CFS exchanged $2,000,000 principal amount of the Exchange Note for 200,000 shares of the Company's Class A Preferred Stock.

On January 16, 1997, the Company entered into a three year $10 million Accounts Receivable Management and Security Agreement ("BNY Facility") with BNY Financial Corp. ("BNY") which replaced the existing facility with Fidelity Funding of California, Inc. ("Fidelity"). Under the Agreement, the Company can borrow the lesser of $10.0 million or 85% of eligible accounts receivable. The Company's borrowings under the BNY Facility are secured by a first lien on all of the Company's assets.

Upon the closing of the BNY facility, the Company borrowed $5,534,037. Of the amount borrowed; $3,570,768 was used to pay down a note payable to TIA, $1,819,552 was used to payoff a note payable to Fidelity and $143,717 was used to provide additional working capital.

Capital expenditures for the six months ended December 31, 1996 were $377,884.

*Cash needs of the Company are currently met by funds generated from operations and the BNY Facility. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, changes in law which affect doing business in Puerto Rico, and competition, none of which can be predicted with certainty. To the extent the Company's long term working capital needs are not met from these sources, additional financing will be necessary.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(a) Amertranz is a defendant in a lawsuit initiated by the trustee in bankruptcy of Aeronautics Express, Inc. ("AEI"), a company with whom Amertranz engaged in discussions concerning a prospective business combination during the early spring of 1994. The complaint was filed in the United States Bankruptcy Court for the Southern District of New York in December, 1995, and alleges that Amertranz improperly obtained control over the assets of AEI, committed fraud in connection with the business discussion, breached an agreement not to solicit the business or customers of AEI, induced AEI to convey property to Amertranz for less than fair value and failed to pay AEI compensation for services rendered by AEI to Amertranz. The complaint sought damages in excess of $11,000,000. The Company reached an agreement with the trustee in bankruptcy to settle the litigation for $50,000, and this settlement was approved by the United States Bankruptcy Court on October 30, 1996. The Company has paid the full amount of this settlement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 17, 1996, the Company held its Annual Meeting of Shareholders. The only matter submitted to the shareholders for a vote was the election of directors. At the meeting, Michael Barsa, Brian K. Coventry, Richard A. Faieta and Stuart Hettleman were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified. At least 4,502,897 shares were voted in favor of the election of each director and, no more than 28,790 shares were voted to withhold approval of the election of any director. As a result, the Company's Board of Directors following the meeting consists of Messrs. Barsa, Coventry, Faieta and Hettleman.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

         Exhibit No.

         3.2 Amendment to By-Laws of Amertranz Worldwide Holding Corp., and complete By- Laws as amended

         27    Financial Data Schedule

         (b)   Reports on Form 8-K:

               On October 21, 1996, the Company filed a current Report on Form 8
- K, as amended November 26, 1996, reporting the acquisition, by merger, of Consolidated Air Services, Inc. Included in such Report were the following financial statements of the acquired business:

              Report of Independent Public Accountants
              Balance Sheet as of June 30, 1996
              Statement of Operations for the Year Ended June 30, 1996
              Statement of Shareholders' Equity for the Year Ended June 30, 1996 Statement of Cash Flows for the Year Ended June 30, 1996
              Notes to Financial Statements

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  February 7, 1997                 AMERTRANZ WORLDWIDE HOLDING CORP.
                                                    Registrant


                                         /S/  Stuart Hettleman
                                         ---------------------------------
                                         President, Chief Executive Officer



                                         /S/  Philip J. Dubato
                                         ---------------------------------
                                         Vice President, Chief Financial Officer




C67833.198

                                                                    EXHIBIT 3.2

                              AMENDMENT TO BY-LAWS
                                       OF
                        AMERTRANZ WORLDWIDE HOLDING CORP.

                          (EFFECTIVE DECEMBER 17, 1996)


                                    ARTICLE I
                                    DIRECTORS


                  SECTION 1. NUMBER AND TERM. - The number of directors shall be as designated from time to time by resolution of the Board of Directors. The directors shall be elected at the annual meeting of the stockholders and each director shall be elected to serve until his successor shall be elected and shall qualify. A director need not be a stockholder.

                  SECTION 5. FILLING OF VACANCIES. - In the case of any vacancy in the Board of Directors through death, resignation, disqualification, removal or other cause, the remaining directors, by affirmative vote of the majority thereof, may elect a successor to hold office for the unexpired portion of the term of a director whose place shall be vacant, and until the election of his successor, or until he shall be removed, prior thereto in accordance with these By-Laws. In the event of the number of directors being increased as provided in these By-Laws, the additional directors so provided for shall be elected by the directors already in office, and shall hold office until the next annual meeting of stockholders and thereafter until his or their successors shall be elected.

                                     BY-LAWS
                                       OF
                        AMERTRANZ WORLDWIDE HOLDING CORP.

                     (AS AMENDED THROUGH DECEMBER 17, 1996)

                                    ARTICLE I
                                     OFFICES


         SECTION 1. REGISTERED OFFICE. - The registered office shall be established and maintained at c/o the corporation, 2001 Marcus Avenue, Lake Success,, New York 11042 and the corporation shall be the registered agent of this corporation in charge thereof.

         SECTION 2. OTHER OFFICES. - The corporation may have other offices, either within or without the State of Delaware, at such place or places as the Board of Directors may from time to time appoint or the business of the corporation may require.


                                   ARTICLE II
                            MEETINGS OF STOCKHOLDERS


         SECTION 1. ANNUAL MEETINGS. - Annual meetings of stockholders for the election of directors and for such other business as may be stated in the notice of the meeting, shall be held at such place, either within or without the State of Delaware, and at such time and date as the Board of Directors, by resolution, shall determine and as set forth in the notice of meeting. In the event the Board of Directors fails to so determine the time, date and place of meeting, the annual meeting of stockholders shall be held at the registered office of the corporation in Delaware.

         If the date of the annual meeting shall fall upon a legal holiday, the meeting shall be held on the next succeeding business day. At each annual meeting, the stockholders entitled to vote shall elect a Board of Directors and they may transact such other corporate business as shall be stated in the notice of the meeting.

         SECTION 2. OTHER MEETINGS. - Meetings of stockholders for any purpose other than the election of directors may be held at such time and place, within or without the State of Delaware, as shall be stated in the notice of the meeting.

         SECTION 3. VOTING. - Each stockholder entitled to vote in accordance with the terms of the Certificate of Incorporation and in accordance with the provisions of these By-Laws shall be entitled to one vote, in person or by proxy, for each share of stock entitled to vote held by such stockholder, but no proxy shall be voted after three years from its date unless such proxy provides for a longer period. Upon the demand of any stockholder, the vote for directors and the vote upon any question before the meeting, shall be by ballot. All elections for directors shall be decided by plurality vote; all other questions shall be decided by majority vote except as otherwise provided by the Certificate of Incorporation or the laws of the State of Delaware.

         A complete list of the stockholders entitled to vote at the ensuing election, arranged in alphabetical order, with the address of each, and the number of shares held by each, shall be open to the examination of any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

         SECTION 4. QUORUM . - Except as otherwise required by law, by the Certificate of Incorporation or by these By-Laws, the presence, in person or by proxy, of stockholders holding a majority of the stock of the corporation entitled to vote shall constitute a quorum at all meetings of the stockholders. In case a quorum shall not be present at any meeting, a majority in interest of the stockholders entitled to vote thereat, present in person or by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until the requisite amount of stock entitled to vote shall be present. At any such adjourned meeting at which the requisite amount of stock entitled to vote shall be represented, any business may be transacted which might have been transacted at the meeting as originally noticed; but only those stockholders entitled to vote at the meeting as originally noticed shall be entitled to vote at any adjournment or adjournments thereof. If the adjournment is for more than thirty (30) days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote the meeting.

         SECTION 5. SPECIAL MEETINGS. - Special meetings of the stockholders for any purpose or purposes may be called by the President or Secretary, or by resolution of the directors. Stockholders holding at least 10% of the outstanding shares entitled to vote at a stockholders' meeting shall also have the right to call special meetings of the stockholders.

         SECTION 6. NOTICE OF MEETINGS. - Written notice, stating the place, date and time of the meeting, and the general nature of the business to be considered, shall be given to each stockholder entitled to vote thereat at his address as it appears on the records of the corporation, not less than ten nor more than sixty days before the date of the meeting. No business other than that stated in the notice shall be transacted at any meeting without the unanimous consent of all the stockholders entitled to vote thereat.

         SECTION 7. ACTION WITHOUT MEETING. - Unless otherwise provided by the Certificate of Incorporation, any action required to be taken at any annual or special meeting of stockholders, or any action which may be taken at any annual or special meeting, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted. Prompt notice of the taking of the corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.


                                   ARTICLE III
                                    DIRECTORS

         SECTION 1. NUMBER AND TERM. - The number of directors shall be as designated from time to time by resolution of the Board of Directors. The directors shall be elected at the annual meeting of the stockholders and each director shall be elected to serve until his successor shall be elected and shall qualify. A director need not be a stockholder.

         SECTION 2. RESIGNATIONS. - Any director, member of a committee or other officer may resign at any time. Such resignation shall be made in writing, and shall take effect at the time specified therein, and if no time be specified, at the time of its receipt by the President or Secretary. The acceptance of a resignation shall not be necessary to make it effective.

         SECTION 3. VACANCIES - If the office of any director, member of a committee or other officer becomes vacant, the remaining directors in office, though less than a quorum by a majority vote, may appoint any qualified person to fill such vacancy, who shall hold office for the unexpired term and until his successor shall be duly chosen.

         SECTION 4. REMOVAL. - Any director or directors may be removed either for or without cause at any time by the affirmative vote of the holders of a majority of all the shares of stock outstanding and entitled to vote, at a special meeting of the stockholders called for the purpose and the vacancies thus created may be filled, at the meeting held for the purpose of removal, by the affirmative vote of a majority in interest of the stockholders entitled to vote.

         SECTION 5. FILLING OF VACANCIES. - In the case of any vacancy in the Board of Directors through death, resignation, disqualification, removal or other cause, the remaining directors, by affirmative vote of the majority thereof, may elect a successor to hold office for the unexpired portion of the term of a director whose place shall be vacant, and until the election of his successor, or until he shall be removed, prior thereto in accordance with these By-Laws. In the event of the number of directors being increased as provided in these By-Laws, the additional directors so provided for shall be elected by the directors already in office, and shall hold office until the next annual meeting of stockholders and thereafter until his or their successors shall be elected.

         SECTION 6. POWERS. - The Board of Directors shall exercise all of the powers of the corporation except such as are by law, or by the Certificate of Incorporation of the corporation or by these By-Laws conferred upon or reserved to the stockholders.

         SECTION 7. COMMITTEES. - The Board of Directors may, by resolution or resolutions passed by a majority of the whole board, designate one or more committees, each committee to consist of two or more of the directors of the corporation. The board may designate one or more directors as alternate members-of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of any member or such committee or committees, the member or members thereof present at any such meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

         Any such committee, to the extent provided in the resolution of the Board of Directors, or in these By-Laws, shall have and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it; but no such committee shall have the power of authority in reference to amending the Certificate of Incorporation, adopting an agreement of merger or consolidation, recommending to the stockholders the sale, lease or exchange of all or substantially all of the corporation's property and assets, recommending to the stockholders a dissolution of the corporation or a revocation of a dissolution, or amending the By-Laws of the corporation; and unless the resolution, these By-Laws, or the Certificate of Incorporation expressly so provide, no such committee shall have the power or authority to declare a dividend or to authorize the issuance of stock.

         SECTION 8. MEETINGS. - The newly elected Board of Directors may hold their first meeting for the purpose of organization and the transaction of business, if a quorum be present, immediately after the annual meeting of the stockholders; or the time and place of such meeting may be fixed by consent, in writing, of all the directors.

         Unless restricted by the incorporation document or elsewhere in these By-laws, members of the Board of Directors or any committee designated by such Board may participate in a meeting of such Board or committee by means of conference telephone or similar communications equipment allowing all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at such meeting.

         Regular meetings of the Board of Directors may be scheduled by a resolution adopted by the Board. The Chairman of the Board or the President or Secretary may call, and if requested by any two directors, must call special meeting of the Board and give five days' notice by mail, or two days' notice personally or by telegraph or cable to each director. The Board of Directors may hold an annual meeting, without notice, immediately after the annual meeting of shareholders.

         SECTION 9. QUORUM. - A majority of the directors shall constitute a quorum for the transaction of business. If at any meeting of the board there shall be less than a quorum present, a majority of those present may adjourn the meeting from time to time until a quorum is obtained, and no further notice thereof need be given other than by announcement at the meeting which shall be so adjourned.

         SECTION 10. COMPENSATION. - Directors shall not receive any stated salary for their services as directors or as members of committees, but by resolution of the board a fixed fee and expenses of attendance may be allowed for attendance at each meeting. Nothing herein contained shall be construed to preclude any director from serving the corporation in any other capacity as an officer, agent or otherwise, and receiving compensation therefor.

         SECTION 11. ACTION WITHOUT MEETING. - Any action required or permitted to be taken at any meeting of the Board of Directors, or of any committee thereof, may be taken without a meeting, if prior to such action a written consent thereto is signed by all members of the board, or of such committee as the case may be, and such written consent is filed with the minutes of proceedings of the board or committee.

                                   ARTICLE IV
                                    OFFICERS


         SECTION 1. OFFICERS. - The officers of the corporation shall be a President, a Treasurer, and a Secretary, all of whom shall be elected by the Board of Directors and who shall hold office until their successors are elected and qualified. In addition, the Board of Directors may elect a Chairman, one or more Vice-Presidents and such Assistant Secretaries and Assistant Treasurers as they may deem proper. None of the officers of the corporation need be directors. The officers shall be elected at the first meeting of the Board of Directors after each annual meeting. More than two offices may be held by the same person.

         SECTION 2. OTHER OFFICERS AND AGENTS. - The Board of Directors may appoint such other officers and agents as it may deem advisable, who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the Board of Directors.

         SECTION 3. CHAIRMAN. - The Chairman of the Board of Directors, if one be elected, shall preside at all meetings of the Board of Directors and he shall have and perform such other duties as from time to time may be assigned to him by the Board of Directors.

         SECTION 4. PRESIDENT. - The President shall be the chief executive officer of the corporation and shall have the general powers and duties of supervision and management usually vested in the office of President of a corporation. He shall preside at all meetings of the stockholders if present thereat, and in the absence or non-election of the Chairman of the Board of Directors, at all meetings of the Board of Directors, and shall have general supervision, direction and control of the business of the corporation . Except as the Board of Directors shall authorize the execution thereof in some other manner, he shall execute bonds, mortgages and other contracts in behalf of the corporation, and shall cause the seal to be affixed to any instrument requiring it and when so affixed the seal shall be attested by the signature of the Secretary or the Treasurer or Assistant Secretary or an Assistant Treasurer.

         SECTION 5. VICE-PRESIDENT. - Each Vice-President shall have such powers and shall perform such duties as shall be assigned to him by the directors.

         SECTION 6. TREASURER. - The Treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate account of receipts and disbursements in books belonging to the corporation. He shall deposit all moneys and other valuables in the name and to the credit of the corporation in such depositaries as may be designated by the Board of Directors.

         The Treasurer shall disburse the funds of the corporation as may be ordered by the Board of Directors, or the President, taking proper vouchers for such disbursements. He shall render to the President and Board of Directors at the regular meetings of the Board of Directors, or whenever they may request it, an account of all his transactions as Treasurer and of the financial condition of the corporation. If required by the Board of Directors, he shall give the corporation a bond for the faithful discharge of his duties in such amount and with such surety as the board shall prescribe.

         SECTION 7. SECRETARY. - The Secretary shall give, or cause to be given, notice of all meetings of stockholders and directors, and all other notices required by the law or by these By-Laws, and in case of his absence or refusal or neglect so to do, any such notice may be given by any person thereunto directed by the President, or by the directors, or stockholders, upon whose requisition the meeting is called as provided in these By-Laws. He shall record all the proceedings of the meetings of the corporation and of the directors in a book to be kept for that purpose, and shall perform such other duties as may be assigned to him by the directors or the President. He shall have the custody of the seal of the corporation and shall affix the same to all instruments requiring it, when authorized by the directors or the President, and attest the same.

         SECTION 8. ASSISTANT TREASURERS AND ASSISTANT SECRETARIES. - Assistant Treasurers and Assistant Secretaries, if any, shall be elected and shall have such powers and shall perform such duties as shall be assigned to them, respectively, by the directors.


                                    ARTICLE V
                                  MISCELLANEOUS


         SECTION 1. CERTIFICATES OF STOCK. - A certificate of stock, signed by the Chairman or Vice-Chairman of the Board of Directors, if they be elected, President or Vice-President, and the Treasurer or an Assistant Treasurer, or Secretary or Assistant Secretary, shall be issued to each stockholder certifying the number of shares owned by him in the corporation. When such certificates are countersigned (1) by a transfer agent other than the corporation or its employee, or, (2) by a registrar other than the corporation or its employee, the signatures of such officers may be facsimiles.

         SECTION 2. LOST CERTIFICATES. - A new certificate of stock may be issued in the place of any certificate theretofore issued by the corporation, alleged to have been lost or destroyed, and the directors may, in their discretion, require the owner of the lost or destroyed certificate, or his legal representatives, to give the corporation a bond, in such sum as they may direct, not exceeding double the value of the stock, to indemnify the corporation against any claim that may be made against it on account of the alleged loss of any such certificate, or the issuance of any such new certificate.

         SECTION 3. TRANSFER OF SHARES. - The shares of stock of the corporation shall be transferrable only upon its books by the holders thereof in person or by their duly authorized attorneys or legal representatives, and upon such transfer the old certificate shall be surrendered to the corporation by the delivery thereof to the person in charge of the stock and transfer books and ledgers, or to such other person as the directors may designate, by whom they shall be cancelled, and new certificates shall thereupon be issued. A record shall be made of each transfer and whenever a transfer shall be made for collateral security, and not absolutely, it shall be so expressed in the entry of the transfer.

         SECTION 4. STOCKHOLDERS RECORD DATE. - In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjournment meeting.

         SECTION 5. DIVIDENDS. - Subject to the provisions of the Certificate of Incorporation, the Board of Directors may, out of funds legally available therefor at any regular or special meeting, declare dividends upon the capital stock of the corporation as and when they deem expedient. Before declaring any dividend there may be set apart out of any funds of the corporation available for dividends, such sum or sums as the directors from time to time in their discretion deem proper for working capital or as a reserve fund to meet contingencies or for equalizing dividends or for such other purposes as the directors shall deem conducive to the interests of the corporation.

         SECTION 6. SEAL. - The corporate seal shall be circular in form and shall contain the name of the corporation, the year of its creation and the words "Corporate Seal, Delaware, 1996". Said seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

         SECTION 7. FISCAL YEAR. - The fiscal year of the corporation shall be determined By resolution of the Board of Directors.

         SECTION 8. CHECKS. - All checks, drafts or other orders for the payment of money, notes or other evidences of indebtedness issued in the name of the corporation shall be signed by such officer or officers, agent or agents of the corporation, and in such manner as shall be determined from time to time by resolution of the Board of Directors.

         SECTION 9. NOTICE AND WAIVER OF NOTICE. - Whenever any notice is required by these By-Laws to be given, personal notice is not meant unless expressly so stated, and any notice so required shall be deemed to be sufficient if given by depositing the same in the United States mail, postage, prepaid, addressed to the person entitled thereto at his address as it appears on the records of the corporation, and such notice shall be deemed to have been given on the day of such mailing. Stockholders not entitled to vote shall not be entitled to receive notice of any meetings except as otherwise provided by Statute.

         Whenever any notice whatever is required to be given under the provisions of any law, or under the provisions of the Certificate of Incorporation of the corporation of these By-Laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.


                                   ARTICLE VI
                                   AMENDMENTS

         These By-Laws may be altered or repealed and By-Laws may be made at any annual meeting of the stockholders or at any special meeting thereof if notice of the proposed alteration or repeal of By-Law or By-Laws to be made be contained in the notice of such special meeting, by the affirmative vote of a majority of the stock issued and outstanding and entitled to vote thereat, or by the affirmative vote of a majority of the Board of Directors, at any regular meeting of the Board of Directors, or at any special meeting of the Board of Directors, if notice of the proposed alteration or repeal of By-Law or By-Laws to be made, be contained in the notice of such special meeting.


                                   ARTICLE VII
                                 INDEMNIFICATION


         No director shall be liable to the corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except with respect to (1) a breach of the director's duty of loyalty to the corporation or its stockholders, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) liability which may be specifically defined by law or (4) a transaction from which the director derived an improper personal benefit, it being the intention of the foregoing provision to eliminate the liability of the corporation's directors to the corporation or its stockholders to the fullest extent permitted by law. The corporation shall indemnify to the fullest extent permitted by law each person that such law grants the corporation the power to indemnify.


C64896.198