Form 10-Q
period 1997-03-31
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1997-05-01
CIK 1009480

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

                  For the Quarterly period ended March 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

At April 30, 1997, the number of shares outstanding of the registrant's common stock was 5,926,504.



================================================================================
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


Part I - Financial Information                                             Page

          Item 1.  Financial Statements:

                   Consolidated Balance Sheets,
                   March 31, 1997 and June 30, 1996                          2

                   Consolidated Statements of Operations
                   for the Three Months Ended March 31,
                   1997 and 1996                                             3

                   Consolidated Statement of Operations
                   for the Nine Months Ended March 31, 1997                  4

                   Consolidated Statement of
                   Cash Flows for the Nine Months Ended
                   March 31, 1997                                            5

                   Notes to Unaudited Consolidated Financial
                   Statements                                                7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                9


Part II - Other Information


          Item 6.  Exhibits and Reports on Form 8-K                         12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31, 1997                June 30, 1996
                                                                   --------------                -------------
                                    ASSETS                           (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                            $    327,026                $    377,490
Accounts receivable, net of allowance for doubtful
  accounts of $432,902 and $371,322, respectively                      10,868,497                   7,598,390
Prepaid expenses and other current assets                                 857,586                     557,192
                                                                     ------------                ------------
                  Total current assets                                 12,053,109                   8,533,072
PROPERTY AND EQUIPMENT, net                                             1,128,451                     829,442
DEBT ISSUANCE COST, net of accumulated amortization
  of $3,367,698 and $3,264,232, respectively                                    -                     103,466
OTHER ASSETS                                                              334,817                   1,373,314
GOODWILL, net of accumulated amortization of
  $567,226 and $191,460, respectively                                  12,189,858                  11,900,735
                                                                     ------------                ------------
                  Total assets                                       $ 25,706,235                $ 22,740,029
                                                                     ============                ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                     $  6,914,077                $  7,699,721
Accrued expenses                                                        2,693,277                   2,028,274
Note payable to bank                                                    5,766,385                   1,641,347
Note payable to affiliate                                                 500,582                   3,954,989
Current portion of long-term debt due to affiliate                      3,280,607                   3,150,000
Current portion of long-term debt                                          50,000                   3,975,000
Lease obligation-current portion                                           15,979                      21,034
                                                                     ------------                ------------
                  Total current liabilities                            19,220,907                  22,470,365
LONG-TERM DEBT DUE TO AFFILIATE                                         4,333,330                   8,000,000
LONG TERM DEBT                                                            100,000                           -
LEASE OBLIGATION--LONG-TERM                                                 7,810                      18,315
                                                                     ------------                ------------
                  Total liabilities                                  $ 23,662,047                $ 30,488,680
                                                                     ------------                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $10 par value; 2,500,000 shares authorized,
  220,000 shares issued and outstanding                                 2,200,000                           -
Common stock, $.01 par value; 15,000,000 shares authorized,
  5,926,504 and 3,626,504 shares issued and outstanding,
  respectively                                                             59,265                      36,265
Paid-in capital                                                        20,065,977                   8,567,675
Accumulated deficit                                                   (20,269,804)                (16,341,341)
Less:  Treasury stock, 106,304 shares held at cost                        (11,250)                    (11,250)
                                                                     ------------                ------------
         Total stockholders' equity (deficit)                           2,044,188                  (7,748,651)
         Total liabilities and stockholders' equity (deficit)        $ 25,706,235                $ 22,740,029
                                                                     ============                ============

               The accompanying notes are an integral part of this
                          consolidated balance sheet.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                                                 Pro Forma
                                            Three Months      Three Months      Three Months
                                               Ended             Ended             Ended
                                           March 31, 1997     March 31, 1996    March 31, 1996
                                          ---------------     --------------    --------------

Operating revenue                           $18,546,423         13,492,715        15,573,287
Direct costs                                 13,515,324         10,079,987        11,700,465
                                            -----------         ----------        ----------

Gross profit                                  5,031,099          3,412,728         3,872,822

Selling, general and
administrative expenses                       5,673,847          3,636,311         5,072,989
                                             ----------         ----------        ----------

Loss from operations                           (642,748)          (223,583)       (1,200,167)

Interest (expense)                             (307,117)          (509,846)        ( 629,410)
Other income (expense), net                      (7,170)            (3,060)            9,802
                                             ----------         ----------        ----------

Loss before income taxes                       (957,035)          (736,489)       (1,819,775)
Provision for income taxes                       11,817                  -                 -
                                             ----------         ----------        ----------

Net loss                                     $ (968,852)        $( 736,489)       (1,819,775)
                                             ==========         ==========        ==========

Net loss per share                           $    (0.16)        $    (0.22)       $    (0.33)
                                             ==========         ==========        ==========

Weighted average shares
outstanding                                   5,926,504          3,386,504         5,327,703
                                             ==========         ==========        ==========



















               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                                              Nine Months
                                                                  Ended
                                                            March 31, 1997

Operating revenue                                            $53,266,287
Direct costs                                                  39,807,691

Gross profit                                                  13,458,596

Selling, general and
administrative expenses                                       16,361,301

Loss from operations                                          (2,902,705)

Interest (expense)                                            (1,089,254)
Other income, net                                                 75,313
                                                              ----------

Loss before income taxes                                      (3,916,646)
Provision for income taxes                                        11,817
                                                              ----------

Net loss                                                     $(3,928,463)

Net loss per share                                           $     (0.67)
                                                             ===========

Weighted average shares
outstanding                                                  $ 5,901,322
                                                             ===========



















               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                         Nine Months
                                                                                            Ended
                                                                                       March 31, 1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $(3,928,463)
Bad debt expense                                                                             61,580
Depreciation and amortization                                                               636,139
Decrease in debt issuance costs                                                             103,466
Adjustments to reconcile net loss to net cash used in operating activities-
   Increase in accounts receivable                                                       (2,528,379)
   Increase in prepaid expenses and other current assets                                   (396,901)
   Decrease in other assets                                                                  32,608
   Decrease in accounts payable and accrued expenses                                       (612,152)
                                                                                        ------------
                  Net cash used in operating activities                                  (6,632,102)
                                                                                        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                        (395,668)
Acquisition of Consolidated Air Services, net of cash acquired                              105,602

                  Net cash used in investing activities                                    (290,066)
                                                                                        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering - net of costs                                     12,304,696
Issuance of common stock                                                                     23,000
Net borrowings from note payable to bank                                                  4,125,038
Repayment of short-term debt                                                             (4,444,393)
Repayment of long-term debt                                                              (1,666,670)
Repayment of note payable to affiliate                                                   (3,454,407)
Payment of lease obligations                                                                (15,560)
                                                                                        -----------
                  Net cash provided by financing activities:                              6,871,704
                                                                                        -----------

                  Net decrease in cash and cash equivalents                                 (50,464)

CASH AND CASH EQUIVALENTS, beginning of the period                                          377,490
                                                                                        -----------

CASH AND CASH EQUIVALENTS, end of the period                                            $   327,026
                                                                                        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                                    268,745
Income taxes                                                                                 34,759


               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

Issuance of preferred stock as partial repayment of long-term debt                       $2,000,000
Issuance of preferred stock for the acquisition of Consolidated Air Services
   ("Consolidated")                                                                      $  200,000
Issuance of note payable to Consolidated stockholders                                    $  150,000

         On October 10, 1996, Consolidated merged with and into Amertranz Worldwide Holding Corp. and subsidiaries ("the Company") pursuant to the terms of a merger agreement dated as of September 30, 1996.  In conjunction with the acquisition, the resulting goodwill is as follows:

         Net assets assumed                                                              $  121,539
         Purchase Price                                                                  $  786,428
                                                                                         ----------
         Goodwill                                                                        $  664,889
                                                                                         ==========




























               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 1997 and their consolidated results of operations and cash flows for the quarter ended March 31, 1997 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Amertranz Worldwide Holding Corp. (the "Company") Form 10-K for the six months ended June 30, 1996.


Note 2 - Earnings Per Share

Earnings per share is computed using the weighted average number of common shares outstanding and, where applicable, common equivalent shares issuable upon exercise of stock options calculated under the treasury stock method. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier adoption is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact to its reported results.


Note 3 - Acquisition

On October 10, 1996, Consolidated Air Services, Inc., an Arizona Corporation ("Consolidated Air") merged with and into the Company pursuant to the terms of an Agreement of Merger dated as of September 30, 1996.

Summarized below are the unaudited pro forma results of operations of the Company as though the acquisition of Consolidated Air had occurred at the beginning of Fiscal 1997. Adjustments have been made for pro forma goodwill amortization and interest expense related to the acquisition.

         Pro forma
                  Operating revenue                  $54,809,464
                  Net Loss                           $(3,922,781)
                  Net Loss Per Share                 $     (0.66)

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





Note 4 - Accounts Receivable Management and Security Agreement

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

Upon the closing of BNY Facility, the Company borrowed $5,534,037. Of the amount borrowed; $3,570,768 was used to pay down a note payable to TIA, Inc. $1,819,552 was used to retire the note payable to Fidelity and $143,717 was used to provide the Company with additional working capital.


Note 5 - Pro Forma Consolidated Statement of Operations for the Three Months Ended March 31, 1996

(a)      Basis of Presentation

         As a result of a February, 1996 assets exchange ("Combination"), Amertranz Worldwide, Inc. and Subsidiaries and Caribbean Air Services, Inc. became wholly-owned subsidiaries of the Company.

         The accompanying unaudited pro forma statement of operations reflects the combined results of The Freight Forwarding Business of TIA, Inc. and Caribbean Freight System, Inc. and the Amertranz Worldwide, Inc. business as if the Combination had been effective as of January 1, 1996. The pro forma results are being presented in order to reflect comparable results for the three month period. In management's opinion, all material adjustment necessary to reflect the effects of the Combination have been made.

(b)      Earnings Per Share

         Earnings per share is computed using the weighted average number of common shares outstanding adjusted for: (i) the required amount of shares of common stock at the price per share sold by the Company in its June, 1996 initial public offering, to repay certain indebtedness of the Company; (ii) the required amount of shares of common stock at the initial public offering price to repay certain indebtedness incurred in the Combination; and (iii) the dilutive effect of options granted within 12 months of the initial public offering using the treasury stock method.


Note 6 - Subsequent Event

On April 17, 1997, the Company entered into an agreement to acquire a domestically-based freight forwarder ("Newco"). For calendar year 1996, Newco had sales in excess of $21 million, and a loss of $154,000. Under the terms of the merger, the Company will issue 900,000 shares of Common Stock and pay $400,000 to Newco's stockholders. The closing of the merger is scheduled to occur prior to the end of May 1997, and is subject to customary due diligence contingencies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations and there can be no assurances that the Company's actual future performance will meet such expectations. Forward-looking statements are preceded by an asterisk (*).

Results of Operations

The Company began its existence as the holding company for the combined operations of Amertranz Worldwide, Inc. ("Amertranz") and the freight forwarding business of TIA, Inc. ("TIA") and Caribbean Freight System, Inc. ("CFS") on
February 8, 1996. From and after February 8, 1996, the freight forwarding business of TIA and CFS was operated through the Company's Caribbean Air Services subsidiary. Prior to such date, the operations of Amertranz and the freight forwarding business of TIA and CFS were independent of each other. The actual results for the three months ended March 31, 1996 reflect the results of the freight forwarding business of TIA and CFS for the full three months and the results of the Amertranz subsidiary for the period February 8, 1996 through March 31, 1996. The Pro Forma Statement of Operations Data reflects the combined results of the freight forwarding business of TIA and CFS and the Amertranz subsidiary as if the February, 1996 Combination had been effective as of January 1, 1996. In Management's opinion, all material adjustments necessary to reflect the effect of the Combination have been made. The following discussion relates to the combined results of the Company for the three month period January 1, 1997 through March 31, 1997 and the nine month period July 1, 1996 through March 31, 1997.

Three Months ended March 31, 1997 and 1996 (ACTUAL)

         Operating Revenue. Operating revenue increased to $18.5 million for the three months ended March 31, 1997 from $13.5 million for the three months ended March 31, 1996, a 37.5% increase. Of this 37.5% increase, 18.4% was due to the fact that results for the Company's Amertranz subsidiary were not included for the period January 1, 1996 through February 7, 1996, and 19.1% of this increase is due to the Company's increased sales and growth.

         Cost of Transportation. Cost of transportation was 72.9% of operating revenue for the three months ended March 31, 1997, and 74.7% of operating revenue for the three months ended March 31, 1996.

         Gross Profit. Gross profit for the three months ended March 31, 1997 was 27.1% of operating revenue, and for the three months ended March 31, 1996 was 25.3% of operating revenue.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses was 30.6% of operating revenue for the three months ended March 31, 1997, and 27.0% of operating revenue for the three months ended March 31, 1996. This increase was primarily due to the inclusion of the Amertranz subsidiary for the full three-month period of January 1, 1997 through March 31, 1997, while the Amertranz subsidiary was only included for the period February 8, 1996 through March 31, 1996.

Three Months ended March 31, 1997 and 1996 (PRO FORMA)

         Operating Revenue. Operating revenue increased to $18.5 million for the three months ended March 31, 1997 from $15.6 million for the three months ended March 31, 1996, a 19.1% increase. This increase is due to the Company's increased sales and growth.

         Cost of Transportation. Cost of transportation was 72.9% of operating revenue for the three months ended March 31, 1997, and 75.1% of operating revenue for the three months ended March 31, 1996.

         Gross Profit. Gross profit for the three months ended March 31, 1997 was 27.1% of operating revenue, and for the three months ended March 31, 1996 was 24.9% operating revenue. The increase in the gross profit margin is the result of the Company's efforts to maximize its utilization of transportation providers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 30.6% of operating revenue for the three months ended March 31, 1997, from 32.6% for the comparable period in 1996.

Nine Months Ended March 31, 1997

         Operating Revenue. Operating revenue was $53.3 million for the period July 1, 1996 through March 31, 1997.

         Cost of Transportation. Cost of transportation was 74.7% of operating revenue for the period.

         Gross Profit. Gross profit for the period was 25.3% of operating revenue.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the period were 30.7% of operating revenue.

         Other Income, Net. Other income, net, includes $82,152 of interest income on invested funds.


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

On January 16, 1997, the Company entered into a three year $10 million revolving Accounts Receivable Management and Security Agreement ("BNY Facility") with BNY Financial Corp. ("BNY") which replaced the existing facility with Fidelity Funding of California, Inc. On April 16, 1997 the Company and BNY amended certain of the financial covenants set forth in the BNY Facility. The interest rate of the BNY Facility is prime plus 2%. Under the Agreement, the Company can borrow the lesser of $10.0 million or 85% of eligible accounts receivable. The Company's borrowings under the BNY Facility are secured by a first lien on all of the Company's assets. As of March 31, 1997, the amount available for borrowing under the BNY Facility was approximately $648,000.

During the nine months ended March 31, 1997, net cash used by operating activities was $6.6 million. Cash used in investing activities was $0.3 million, which primarily consisted of capital expenditures. Cash provided by financing activities was $6.9 million which primarily consisted of net proceeds from the issuance of common stock as a result of the IPO and net borrowings under the BNY Facility.

Capital expenditures for the nine months ended March 31, 1997 were $395,668.

*Cash needs of the Company are currently met by funds generated from operations and the BNY Facility. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, changes in law which affect doing business in Puerto Rico, and competition, none of which can be predicted with certainty. To the extent the Company's long term working capital needs are not met from these sources, additional financing will be necessary. In conjunction with the acquisition of Newco (see Note 6 to unaudited financial statements) the Company is seeking to raise additional equity. If the Company is unable to raise the additional equity, and the availability under the BNY Facility is not sufficient to provide the needed capital, then the Company may not be able to close the Newco acquisition.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         Exhibit No.

         10.1 Accounts Receivable Management and Security Agreement, dated January 16, 1997 by and between BNY Financial Corp., as Lender, and Amertranz Worldwide, Inc., Caribbean Air Services, Inc., and Consolidated Air Services, Inc., as Borrowers, and guaranteed by Amertranz Worldwide Holding Corp. ("BNY Facility Agreement")

         10.2 Letter Amendment to BNY Facility Agreement, dated April 16, 1997 ("BNY Letter Amendment")

         10.3 Shadow Warrant entered into in connection with the BNY Letter Amendment

         27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 30, 1997                  AMERTRANZ WORLDWIDE HOLDING CORP.
                                                          Registrant


                                                /s/  Stuart Hettleman
                                        ---------------------------------------
                                        President, Chief Executive Officer



                                                /s/  Philip J. Dubato
                                        ---------------------------------------
                                        Vice President, Chief Financial Officer




C68970.198

                                  EXHIBIT 10.1


                         ACCOUNTS RECEIVABLE MANAGEMENT
                             AND SECURITY AGREEMENT


         This Accounts Receivable Management and Security Agreement is made as of January 16, 1997 by and between BNY FINANCIAL CORPORATION ("Lender"), having offices at 1290 Avenue of the Americas, New York, New York 10104 and Amertranz Worldwide, Inc. ("Amertranz") having its place of business at 2001 Marcus Avenue, Lake Success, NY 11042 Caribbean Air Services, Inc. ("Caribbean") having its place of business at 7304 West Market Street, Greensboro, NC 27410, Consolidated Air Services, Inc. ("Consolidated") having its principal place of business at 15030 North Hayden Road, Suite 130, Scottsdale, AZ 85267 (each individually a "Borrower and collectively "Borrower").

         WHEREAS, the Borrower has requested that Lender make loans and advances available to Borrower; and

         WHEREAS, Lender has agreed to make such loans and advances to Borrower, on the terms and conditions set forth in this Agreement.

         NOW,   THEREFORE,   in   consideration  of  the  mutual  covenants  and
undertakings and the terms and conditions contained herein, the parties hereto agree as follows:

         1. (A) General Definitions. When used in this Agreement, the following terms shall have the following meanings:

                  "Advance Rates" means the Receivables Advance Rate.

                  "Affiliate" of any Person means (a) any Person which, directly or indirectly, is in control of, is controlled by, or is under common control with such Person, or (b) any Person who is a director or officer (i) of such Person, (ii) of any Subsidiary of such Person or (iii) of any Person described in clause (a) above. For purposes of this definition, control of a Person shall mean the power, direct or indirect, (i) to vote 5% or more of the securities having ordinary voting power for the election of directors of such Person, or
(ii) to direct or cause the direction of the management and policies of such Person whether by contract or otherwise.

                  "Alternate Base Rate" means, for any day, a rate per annum equal to the higher of (i) the Prime Rate in effect on such day and (ii) the Federal Funds Rate in effect on such day plus 1/2 of 1%.

                  "Ancillary Agreements" means all agreements, instruments, and documents including, without limitation, mortgages, pledges, powers of attorney, consents, assignments, contracts, notices, security agreements, trust agreements whether heretofore, concurrently, or hereafter executed by or on behalf of Borrower or delivered to Lender, relating to this Agreement or to the transactions contemplated by this Agreement.

                  "Bank" means The Bank of New York.

                  "Beginning Shareholder Equity" shareholder equity of Amertranz Worldwide Holding Corp. as of December 31, 1996, on a consolidated basis, as determined in accordance with GAAP.

                  "BNYFC Interest Coverage Ratio" the ratio of (a) earnings before interest, taxes, depreciation and amortization of Amertranz Worldwide Holding Corp. on a consolidated basis, as determined in accordance with GAAP as in effect on the Closing Date, to (b) interest expense with respect to the Obligations.

                  "Borrowing Base Certificate" shall have the meaning set forth in Section 9.

                  "Business Day" means any day other than a day on which commercial banks in New York are authorized or required by law to close.

                  "Change of Ownership" means any merger, consolidation or sale of substantially all of the property or assets of Borrower.

                  "Closing Date" means the date set forth in the first paragraph above or such other date as may be agreed upon by the parties hereto.

                  "Collateral" means and includes:

                           (A)      all Inventory;

                           (B)      all Equipment;

                           (C)      all General Intangibles;

                           (D)      all Receivables;

                           (E)      all  books,  records,  ledgercards,   files,
correspondence, computer programs, tapes, disks and related data processing software (owned by Borrower or in which it has an interest) which at any time evidence or contain information relating to (A), (B), (C) and (D) above or are otherwise necessary or helpful in the collection thereof or realization thereupon;

                           (F)      documents    of    title,    policies    and
certificates of insurance, securities, chattel paper, other documents or instruments evidencing or pertaining to (A), (B), (C), (D) and (E) above;

                           (G)      all  guaranties,  liens on  real or personal
property, leases, and other agreements and property which in any way secure or relate to (A), (B), (C), (D), (E) and (F) above, or are acquired for the purpose of securing and enforcing any item thereof;

                           (H)      (i)  all cash held as cash collateral to the
extent not otherwise constituting Collateral, all other cash or property at any time on deposit with or held by Lender for the account of Borrower (whether for safekeeping, custody, pledge, transmission or otherwise), (ii) all present or future deposit accounts (whether time or demand or interest or non-interest bearing) of Borrower with Lender or any other Person including those to which any such cash may at any time and from time to time be credited, (iii) all investments and reinvestments (however evidenced) of amounts from time to time credited to such accounts, and (iv) all interest, dividends, distributions and other proceeds payable on or with respect to (x) such investments and reinvestments and (y) such accounts; and

                           (I)      all products and proceeds of  (A), (B), (C),
(D), (E), (F), (G) and (H) above (including, but not limited to, all claims to items referred to in (A), (B), (C), (D), (E), (F), (G) and (H) above) and all claims of Borrower against third parties (x) for (i) loss of, damage to, or destruction of, and (ii) payments due or to become due under leases, rentals and hires of, any or all of (A), (B), (C), (D), (E), (F), (G) and (H) above and (y) proceeds payable under, or unearned premiums with respect to policies of insurance in whatever form.

                  "Contract Rate" means an interest rate per annum equal to (i) Alternate Base Rate plus (ii) one and one-half percent (1 1/2%) provided, however, the Contract Rate shall not at any time be less than 6%.

                  "Credit Risk" means the risk of loss resulting solely and exclusively from a Customer's financial inability to pay at maturity with respect to any Receivable purchased hereunder.

                  "Customer" means and includes the account debtor with respect to any Receivable and/or the prospective purchaser of goods, services or both with respect to any contract or contract right, and/or any party who enters into or proposes to enter into any contract or other arrangement with Borrower, pursuant to which Borrower is to deliver any personal property or perform any services.

                  "Default Rate" means a rate equal to two (2%) percent per annum in excess of the Contract Rate or the Overadvance Rate, as the case may be whichever is in effect.

                  "Dispute" means any cause asserted for nonpayment of Receivables, including, without limitation, any alleged defense, counterclaim, offset, dispute or other claim (real or merely asserted) whether arising from or relating to the sale of goods or rendition of services or arising from or relating to any other transaction or occurrence.

                  "Eligible Receivables" means and includes each Receivable which conforms to the following criteria: (a) shipment of the merchandise or the rendition of services has been completed; (b) no return, rejection or repossession of the merchandise has occurred; (c) merchandise or services shall not have been rejected or disputed by the Customer and there shall not have been asserted any offset, defense, counterclaim, or Dispute; (d) continues to be in full conformity with the representations and warranties made by Borrower to Lender with respect thereto; (e) Lender is, and continues to be, satisfied with the credit standing of the Customer in relation to the amount of credit extended; (f) is documented by an invoice in a form approved by Lender and shall not be unpaid more than 90 days from invoice date nor more than 60 days from due date; (g) less than 50% of the unpaid amount of invoices due from such Customer remain unpaid more than 90 days from invoice date or more than 60 days past due date; (h) is not evidenced by chattel paper or an instrument of any kind with respect to or in payment of the Receivable unless such instrument is duly endorsed to and in possession of Lender or represents a check in payment of a Receivable; (i) if the Customer is located outside of the United States, the goods which gave rise to such Receivable were shipped after receipt by Borrower from or on behalf of the Customer of an irrevocable letter of credit, assigned and delivered to Lender and confirmed by a financial institution acceptable to Lender and is in form and substance acceptable to Lender, payable in the full amount of the Receivable in United States dollars at a place of payment located within the United States; (j) such Receivable is not subject to any lien, other than Permitted liens; (k) does not arise out of transactions with any employee, officer, agent, director, stockholder or Affiliate of Borrower; (l) is payable to Borrower; (m) does not arise out of a bill and hold sale prior to shipment and, if the Receivable arises out of a sale to any Person to which Borrower is indebted, the amount of such indebtedness, and any anticipated indebtedness, is deducted in determining the face amount of such Receivable; (n) is net of any returns, discounts, claims, credits and allowances; (o) if the Receivable arises out of contracts between Borrower and the United States, any state, or any department, agency or instrumentality of any of them, Borrower has so notified Lender, in writing, prior to the creation of such Receivable, and, if Lender so requests, there has been compliance with any governmental notice or approval requirements, including without limitation, compliance with the Federal Assignment of Claims Act; (p) is a good and valid account representing an undisputed bona fide indebtedness incurred by the Customer therein named, for a fixed sum as set forth in the invoice relating thereto with respect to an unconditional sale and delivery upon the stated terms of goods sold by Borrower, or work, labor and/or services rendered by Borrower; and (q) is otherwise satisfactory to Lender as determined in good faith by Lender in the reasonable exercise of its discretion.

                  "Equipment" means and includes all of Borrower's now owned or hereafter acquired equipment, machinery and goods (excluding Inventory), whether or not constituting fixtures, including, without limitation: plant and office equipment, tools, dies, parts, data processing equipment, furniture and trade fixtures, trucks, trailers, loaders and other vehicles and all replacements and substitutions therefore and all accessions thereto.

                  "Event of Default" means the occurrence of any of the events set forth in paragraph 18.

                  "Federal Funds Rate" means, for any day, the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers, as published for such day (or if such day is not a Business Day, for the next preceding Business Day) by the Federal Reserve Bank of New York, or if such rate is not so published for any day which is a Business Day, the average of quotations for such day on such transactions received by The Bank of New York from three Federal funds brokers of recognized standing selected by The Bank of New York.

                  "Formula Amount" shall have the meaning set forth in paragraph 2(d).

                  "GAAP"  means  generally   accepted   accounting   principles,
practices and procedures in effect from time to time.

                  "General Intangibles" means and includes all of Borrower's now owned or hereafter acquired general intangibles as said term is defined in the Uniform Commercial Code in effect in the State of New York including, without limitation, trademarks, tradenames, tradestyles, trade secrets, equipment formulation, manufacturing procedures, quality control procedures, product specifications, patents, patent applications, copyrights, registrations, contract rights, choses in action, causes of action, corporate or other business records, inventions, designs, goodwill, claims under guarantees, licenses, franchises, tax refunds, tax refund claims, computer programs, computer data bases, computer program flow diagrams, source codes, object codes and all other intangible property of every kind and nature.

                  "Guarantor" means individually, Amertranz Worldwide Holding Corp. and any other Person who may hereafter guarantee payment or performance of the whole or any part of the Obligations and "Guarantors" means collectively all such Persons.

                  "Guarantor  Security   Agreements"  means  collectively,   the
Security Agreements which are executed by each Guarantor in favor of Lender.

                  "Guaranty Agreements" means collectively the Guaranties which are executed by each Guarantor in favor of Lender.

                  "Hazardous Substance" means, without limitation, any flammable explosives, radon, radioactive materials, asbestos, urea formaldehyde foam insulation, polychlorinated byphenyls, petroleum and petroleum products, methane, hazardous materials, hazardous wastes, hazardous or toxic substances or related materials as defined in CERCLA, the Hazardous Materials Transportation Act, as amended (49 U.S.C. Sections 1801, et seq.), RCRA, Articles 15 and 27 of the New York State Environmental Conservation Law or any other applicable Environmental Law and in the regulations adopted pursuant thereto.

                  "Holding" means Amertranz Worldwide Holding Corp.

                  "Incipient Event of Default" means any act or event which, with the giving of notice or passage of time or both, would constitute an Event of Default.

                  "Inventory" means and includes all of Borrower's now owned or hereafter acquired goods, merchandise and other personal property, wherever located, to be furnished under any contract of service or held for sale or lease, all raw materials, work in process, finished goods and materials and supplies of any kind, nature or description which are or might be used or consumed in Borrower's business or used in selling or furnishing such goods, merchandise and other personal property, and all documents of title or other documents representing them.

                  "Loans" means the Revolving Credit Advances and all other extensions of credit hereunder.

                  "Matured Funds Rate" means the rate of interest, announced by Lender from time to time, as the rate applicable to matured funds, such rate to be adjusted automatically on the effective date of any change in such rate as announced by Lender.

                  "Maximum Revolving Amount" means $10,000,000.00

                  "Net Face Amount" of Receivables means the gross face invoice amount thereof, less returns, discounts (the calculation of which shall be determined by Lender where optional terms are given), anticipation or any other unilateral deductions taken by Customers, and credits and allowances to Customers of any nature.

                  "Obligations" means and includes all Loans, all advances, debts, liabilities, obligations, covenants and duties owing by Borrower to Lender (or any corporation that directly or indirectly controls or is controlled by or is under common control with Lender) of every kind and description (whether or not evidenced by any note or other instrument and whether or not for the payment of money or the performance or non-performance of any act), direct or indirect, absolute or contingent, due or to become due, contractual or tortious, liquidated or unliquidated, whether existing by operation of law or otherwise now existing or hereafter arising including, without limitation, any debt, liability or obligation owing from Borrower to others which Lender may have obtained by assignment or otherwise and further including, without limitation, all interest, charges or any other payments Borrower is required to make by law or otherwise arising under or as a result of this Agreement and the Ancillary Agreements, together with all reasonable expenses and reasonable attorneys' fees chargeable to Borrower's account or incurred by Lender in connection with Borrower's account whether provided for herein or in any Ancillary Agreement.

                  "Overadvance Rate" means a rate equal to one-half of one (1/2%) percent per annum in excess of the Contract Rate.

                  "Permitted Liens" means (i) liens of carriers, warehousemen, mechanics and materialmen incurred in the ordinary course of business securing sums not overdue; (ii) liens incurred in the ordinary course of business in connection with workmen's compensation, unemployment insurance or other forms of governmental insurance or benefits, relating to employees, securing sums (a) not overdue or (b) being diligently contested in good faith provided that adequate reserves with respect thereto are maintained on the books of Borrower in conformity with GAAP, (iii) liens in favor of Lender, (iv) liens for taxes (a) not yet due or (b) being diligently contested in good faith, provided that adequate reserves with respect thereto are maintained on the books of Borrower in conformity with GAAP and (v) liens specified on Schedule 1(A) hereto.

                  "Person" means an individual, partnership,  corporation, trust
or  unincorporated  organization,   or  a  government  or  agency  or  political
subdivision thereof.

                  "Prime Rate" means the prime commercial lending rate of The Bank of New York as publicly announced in New York, New York to be in effect from time to time, such rate to be adjusted automatically, without notice, on the effective date of any change in such rate. This rate of interest is determined from time to time and is neither tied to any external rate of interest or index nor does it necessarily reflect the lowest rate of interest actually charged to any particular class or category of customers.

                  "Receivables" means and includes all of Borrower's now owned or hereafter acquired accounts and contract rights, instruments, insurance proceeds, documents, chattel paper, letters of credit and Borrower's rights to receive payment thereunder, any and all rights to the payment or receipt of money or other forms of consideration of any kind at any time now or hereafter owing or to be owing to Borrower, all proceeds thereof and all files in which Borrower has any interest whatsoever containing information identifying or pertaining to any of Borrower's Receivables, together with all of Borrower's rights to any merchandise which is represented thereby, and all Borrower's right, title, security and guaranties with respect to each Receivable, including, without limitation, all rights of stoppage in transit, replevin and reclamation and all rights as an unpaid vendor.

                  "Receivables Advance Rate" shall have the meaning set forth in the definition of Receivables Availability.

                  "Receivables Availability" means the amount of Revolving Credit Advances against Eligible Receivables Lender may from time to time during the term of this Agreement make available to Borrower up to 85% ("Receivables Advance Rate") of the net face amount of Borrower's Eligible Receivables.

                  "Reports" shall have the meaning set forth in Section 14.

                  "Retained Goods" shall have the meaning set forth in Section 8(h).

                  "Revolving Credit Advances" shall have the meaning set forth in paragraph 2(d).

                  "Settlement Date" means two (2)days after the day on which the applicable Receivable is actually collected by Lender.

                  "Subordinated Debt" means any debt subordinated to Lender upon terms and conditions satisfactory to Lender in its sole discretion.

                  "Subsidiary" of any Person means a corporation or other entity of whose shares of stock or other ownership interests having ordinary voting power (other than stock or other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the directors of such corporation, or other Persons performing similar functions for such entity, are owned, directly or indirectly, by such Person.

                  "Term" means the Closing Date through the third anniversary of the Closing Date in the year 2000, subject to acceleration upon the occurrence of an Event of Default hereunder or other termination hereunder.

                  "Total   Liabilities"   at  a   particular   date   means  all
Indebtedness of Borrower as at such date.

                  "Working Capital" at a particular date means the excess, if any, of Current Assets over Current Liabilities at such date.

                  (B) Accounting Terms. Any accounting terms used in this Agreement which are not specifically defined shall have the meanings customarily given them in accordance with GAAP.

                  (C) Other Terms. All other terms used in this Agreement and defined in the Uniform Commercial Code as adopted in the State of New York, shall have the meaning given therein unless otherwise defined herein.

         2.        Loans.

                  (a)  Lender   shall  not   assume  the  Credit   Risk  on  any
Receivables.

                  (b) Subject to the terms and conditions set forth herein and in the Ancillary Agreements, Lender shall, make revolving credit advances (the "Revolving Credit Advances") to Borrower from time to time during the Term which, in the aggregate at any time outstanding, will not exceed the lesser of (x) the Maximum Revolving Amount or (y) an amount equal to the Receivables Availability, less such reserves as Lender may reasonably deem proper and necessary from time to time:

                  The result of the calculation under Subsection 2(b)(y) above shall be referred to as the "Formula Amount". In this regard, Borrower agrees that it shall submit a Borrowing Base Certificate to Lender, in form and substance and with such frequency, as more fully described in Section 9 below, to include such calculations, in each instance that Lender may deem necessary or desirable in order to verify whether Borrower is in compliance with the preceding limitations pertaining to Revolving Credit Advances.

                  (e) Notwithstanding the limitations set forth above or below, Lender retains the right to lend Borrower from time to time such amounts in excess of such limitations as Lender may determine in its sole discretion.

                  (f) Borrower acknowledges that the exercise of Lender's discretionary rights hereunder may result during the term of this Agreement in one or more increases or decreases in the Advance Rates and Borrower hereby consents to any such increases or decreases which may limit or restrict advances requested by Borrower.

                  (g) If Borrower does not pay any interest, fees, costs, or charges to Lender when due, Borrower shall thereby be deemed to have requested, and Lender is hereby authorized at its discretion to make and charge to Borrower's account, a Revolving Credit Advance to Borrower as of such date in an amount equal to such unpaid interest, fees, costs, or charges.

                  (h) Any sums expended by Lender due to Borrower's failure to perform or comply with its obligations under this Agreement, including but not limited to the payment of taxes, insurance premiums or leasehold obligations, shall be charged to Borrower's account as a Revolving Credit Advance and added to the Obligations.

                  (i) Lender will account to Borrower monthly with a statement of all Loans and other advances, charges and payments made pursuant to this Agreement, and such account rendered by Lender shall be deemed final, binding and conclusive unless Lender is notified by Borrower in writing to the contrary within thirty (30) days of the date each account was rendered specifying the item or items to which objection is made.

                  (j) During the Term, Borrower may borrow, prepay and reborrow Revolving Credit Advances, all in accordance with the terms and conditions hereof.

                  (k)  The  aggregate   balance  of  Revolving  Credit  Advances
outstanding at any time shall not exceed the Formula Amount.

         3. Repayment of Loans. Borrower shall be required to (i) make a mandatory prepayment hereunder at any time that the aggregate outstanding principal balance of the Loans made by Lender to Borrower hereunder is in excess of the Formula Amount in an amount equal to such excess, and (ii) repay on the expiration of the Term (x) the then aggregate outstanding principal balance of Revolving Credit Advances made by Lender to Borrower hereunder together with accrued and unpaid interest, fees, and charges and (y) all other amounts owed Lender under this Agreement and the Ancillary Agreements.

         4.  Procedure  for  Revolving  Credit  Advances.   Each  of  Amertranz,
Caribbean, Logistics, and Consolidated appoint Amertranz as its agent and attorney-in-fact to request and receive any Revolving Credit Advances under this Agreement and to execute on behalf of each of them any and all documents, amendments, reports, schedules, waivers and agreements pertaining to, or in connection with, this Agreement or any of the Aucillary Agreements. Any such Revolving Credit Advance shall be made to the account of Amertranz or Caribbean or Consolidated, as the case may be, as requested by agent in accordance with their requests to Amertranz in such regard. Amertranz may by written notice request a borrowing of Revolving Credit Advances prior to 1:00 P.M. New York time on the Business Day of its request to incur, on that day, a Revolving Credit Advance. All Revolving Credit Advances shall be disbursed from whichever office or other place Lender may designate from time to time and, together with any and all other Obligations of Borrower to Lender, shall be charged to the Borrower's account on Lender's books. The proceeds of each Revolving Credit Advance made by the Lender shall be made available to the Borrower on the day so requested by way of credit to the Borrower's operating account maintained with such bank as Borrower designated to Lender. Any and all Obligations due and owing hereunder may be charged to Borrower's account and shall constitute Revolving Credit Advances.

         5.       Interest; Fees

                  (a)      Interest.

                           (i)      Except as modified  by  paragraph  5(a)(iii)
below, interest on Revolving Credit Advances shall be payable in arrears on the last day of each month. Interest payments hereunder may, at Lender's option be charged by Lender to Borrower's account. Interest charges shall be computed on the unpaid balance of the Revolving Credit Advances for each day they are outstanding at a rate per annum equal to with respect to Revolving Credit Advances, the Contract Rate. In the event the aggregate amount of Revolving Credit Advances exceeds the Formula Amount for five (5) or more days in any month during the Term, the average daily balance of Revolving Credit Advances in that month shall bear interest at the Overadvance Rate.

                           (ii)     Interest shall  be computed on  the basis of
actual days elapsed over a 360-day year.

                           (iii)    Upon the occurrence and  during the continu-
ance of an Event of Default, interest shall be payable at the Default Rate.

                           (iv)     Notwithstanding the  foregoing, in no  event
shall interest exceed the maximum rate permitted under any applicable law or regulation, and if any provision of this Agreement or an Ancillary Agreement is in contravention of any such law or regulation, such provision shall be deemed amended to provide for interest at said maximum rate and any excess amount shall either be applied, at Lender's option, to the outstanding Loans in such order as Lender shall determine or refunded by Lender to Borrower.

                           (v)      Borrower shall  pay  principal, interest and
all other amounts payable hereunder, or under any Ancillary Agreement, without any deduction whatsoever, including, but not limited to, any deduction for any set-off or counterclaim.

                  (b)      Fees.

                           (i)      Closing Fee.  Upon execution of  this Agree-
ment by Borrower and Lender, Borrower shall pay to Lender a closing fee in an amount equal to fifty thousand $50,000.00 dollars.

                           (ii)     Unused Line Fee.  In the  event the  average
closing daily unpaid balances of all Revolving Credit Advances hereunder during any calendar month is less than the Maximum Revolving Amount, Borrower shall pay to Lender a fee at a rate per annum equal to one half of one percent (1/2%) on the amount by which the Maximum Revolving Amount exceeds such average daily unpaid balance. Such fee shall be calculated on the basis of a year of 360 days and actual days elapsed, and shall be charged to Borrower's account on the first day of each month with respect to the prior month.

                           (iii)    Collateral  Monitoring  Fee.  Upon  Lender's
performance of any collateral monitoring namely any field examination, collateral analysis or other business analysis, the need for which is to be determined by Lender and which monitoring is undertaken by Lender or for Lender's benefit, a per diem amount equal to Lender's then standard rate per person, for each person employed to perform such monitoring together with all costs, disbursements and expenses incurred by the Lender and the person performing such collateral monitoring shall be charged to Borrower's account. In addition to the foregoing Borrower during the occurence and continuance of an Event of Default shall in addition pay Lender a monthly collateral monitoring fee of $5,000.00 per month.

                  (c) Increased Costs. In the event that any applicable law, treaty or governmental regulation, or any change therein or in the interpretation or application thereof, or compliance by Lender (for purposes of this Section 5(c), the term "Lender" shall include Lender and any corporation or bank controlling Lender) with any request or directive (whether or not having the force of law) from any central bank or other financial, monetary or other authority, shall:

                           (i)      subject Lender to any tax of any kind  what-
soever with respect to this Agreement or change the basis of taxation of payments to Lender of principal, fees, interest or any other amount payable hereunder or under any Ancillary Agreements (except for changes in the rate of tax on the overall net income of Lender by the jurisdiction in which it maintains its principal office);

                           (ii)     impose,   modify  or  hold  applicable   any
reserve, special deposit, assessment or similar requirement against assets held by, or deposits in or for the account of, advances or loans by, or other credit extended by, any office of Lender, including (without limitation) pursuant to Regulation D of the Board of Governors of the Federal Reserve System; or

                           (iii)    impose  on  Lender any  other condition with
respect to this Agreement or any Ancillary Agreements;

and the result of any of the foregoing is to increase the cost to Lender of making, renewing or maintaining its Loans hereunder by an amount that Lender deems to be material or to reduce the amount of any payment (whether of principal, interest or otherwise) in respect of any of the Loans by an amount that Lender deems to be material, then, in any case Borrower shall promptly pay Lender, upon its demand, such additional amount as will compensate Lender for such additional cost or such reduction, as the case may be. Lender shall certify the amount of such additional cost or reduced amount to Borrower, and such certification shall be conclusive absent manifest error.

                  (d)      Capital Adequacy.

                           (i)      In the event that  Lender shall have  deter-
mined that any applicable law, rule, regulation or guideline regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Lender (for purposes of this Section 5(d), the term "Lender" shall include Lender and any corporation or bank controlling Lender) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on Lender's capital as a consequence of its obligations hereunder to a level below that which Lender could have achieved but for such adoption, change or compliance (taking into consideration Lender's policies with respect to capital adequacy) by an amount deemed by Lender to be material, then, from time to time, Borrower shall pay upon demand to Lender such additional amount or amounts as will compensate Lender for such reduction. In determining such amount or amounts, Lender may use any reasonable averaging or attribution methods. The protection of this Section shall be available to Lender regardless of any possible contention of invalidity or inapplicability with respect to the applicable law, regulation or condition.

                           (ii)     A certificate of Lender  setting forth  such
amount or amounts as shall be  necessary  to  compensate  Lender with respect to
Section 5(d) hereof when delivered to Borrower shall be conclusive absent manifest error.

                  (e) Matured Funds. On the last day of each month during the Term, Lender shall credit Borrower's account with interest at the Matured Funds Rate in effect during such month on the average daily balance during such month of any amounts payable by Lender to Borrower hereunder which are not drawn by Borrower on the Settlement Date.

         6.       Security Interest.

                  (a) To secure the prompt payment to Lender of the Obligations, Borrower hereby assigns, pledges and grants to Lender a continuing security interest in and to the Collateral, whether now owned or existing or hereafter acquired or arising and wheresoever located (whether or not the same is subject to Article 9 of the Uniform Commercial Code). All of the Borrower's ledger sheets, files, records, books of account, business papers and documents relating to the Collateral shall, until delivered to or removed by Lender, be kept by Borrower in trust for Lender until all Obligations have been paid in full. Each confirmatory assignment schedule or other form of assignment hereafter executed by Borrower shall be deemed to include the foregoing grant, whether or not the same appears therein.

                  (b) Lender may file one or more financing statements disclosing Lender's security interest in the Collateral without Borrower's signature appearing thereon or Lender may sign on Borrower's behalf as provided in paragraph 13 hereof. The parties agree that a carbon, photographic or other reproduction of this Agreement shall be sufficient as a financing statement. If any Receivable becomes evidenced by a promissory note or any other instrument for the payment of money, Borrower will immediately deliver such instrument to Lender appropriately endorsed.

         7. Representations Concerning the Collateral. Borrower represents and warrants (each of which such representations and warranties shall be deemed repeated upon the making of each request for a Revolving Credit Advance and made as of the time of each and every Revolving Credit Advance hereunder):

                  (a) all the Collateral (i) is owned by Borrower free and clear of all claims, liens, security interests and encumbrances (including without limitation any claims of infringement) except (A) those in Lender's favor and
(B) Permitted Liens and (ii) is not subject to any agreement prohibiting the granting of a security interest or requiring notice of or consent to the granting of a security interest;

                  (b) all Receivables (i) represent complete bona fide transactions which require no further act under any circumstances on Borrower's part to make such Receivables payable by Customers, (ii) unless they do not exceed $500 in any one instance or $5,000 in the aggregate to the best of Borrower's knowledge, are not subject to any present, future or contingent Disputes; (iii) unless they do not exceed $500 in any one instance or $5,000 in the aggregate do not represent bill and hold sales, consignment sales, guaranteed sales, sale or return or other similar understandings or obligations of any Affiliate or Subsidiary of Borrower; (iv) included in any Borrowing Base Certificate as an Eligible Receivable meets all criteria specified in the definition of Eligible Receivables, except as may otherwise be specifically disclosed in such Borrowing Base Certificate or as otherwise theretofore disclosed in writing to Lender; and (v) Borrower has no knowledge of any fact or circumstance not disclosed to Lender in the pertinent Borrowing Base Certificate or otherwise in writing, which would impair the validity or collectibility of any Eligible Receivable and that all documents in connection with each Receivable are genuine.

                  (c) in the event any amounts due and owing from any account debtor to Borrower on any Eligible Receivable shall become subject to any Dispute, or to any other adjustment otherwise permitted to be made in accordance with the terms and provisions hereof in the ordinary course of business and prior to the occurrence of an Event of Default hereunder, Borrower agrees that it shall, at the time of the submission of the next Borrowing Base Certificate required to be delivered to Lender immediately following the date on which Borrower learns thereof, provide Lender with notice thereof. Borrower further agrees that it shall also notify Lender promptly of all returns and credits in excess of $500 in any one instance or and which in the aggregate do not exceed $5,000 at any time outstanding in respect of any Receivables included within a Borrowing Base Certificate, which notice shall specify the Receivables affected.

         8. Covenants Concerning the Collateral. During the Term, Borrower covenants that it shall:

                  (a) not dispose of any of the Collateral whether by sale, lease or otherwise except for (i) the sale of Inventory in the ordinary course of business, and (ii) the disposition or transfer of obsolete and wornout Equipment in the ordinary course of business during any fiscal year having an aggregate fair market value of not more than $$250,000.00 and only to the extent that (x) the proceeds of any such disposition are used to acquire replacement Equipment which is subject to Lender's first priority security interest or (y) the proceeds of which are remitted to Lender in reduction of the Obligations;

                  (b) not encumber, mortgage, pledge, assign or grant any security interest in any Collateral or any of Borrower's other assets to anyone other than Lender except Permitted Liens;

                  (c) place notations upon Borrower's books of account and any financial statement prepared by Borrower to disclose Lender's security interest in the Collateral;

                  (d) defend the Collateral against the claims and demands of all parties.

                  (e)  keep  and  maintain  the  Equipment  in  good   operating
condition, except for ordinary wear and tear, and shall make all necessary repairs and replacements thereof so that the value and operating efficiency shall at all times be maintained and preserved. Borrower shall not permit any such items, other than those which were specifically intended to be leasehold improvements, to become a fixture to real estate or accessions to other personal property;

                  (f) not extend the payment terms of any Receivable without prompt notice thereof to Lender;

                  (g) perform all other steps requested by Lender to create and maintain in Lender's favor a valid perfected first security interest in all Collateral; and

                  (h) Should Lender so elect, upon the occurrence of any Event of Default, Lender may at any time in its discretion (i) withdraw Borrower's authority to issue credits to its Customers without Lender's prior written consent; or (ii) litigate Disputes or settle them directly with Customers on terms acceptable to Lender.

         9. Collection and Maintenance of Collateral and Records. Lender may at any time verify Borrower's Receivables utilizing an audit control company or any other agent of Lender. Lender or Lender's designee may notify Customers, at any time at Lender's sole discretion, of Lender's security interest in Receivables, collect them directly and charge the collection costs and expenses to Borrower's account, but, unless and until Lender does so or gives Borrower other instructions, Borrower shall instruct all of its Customers to make payments on account of Receivables to an account under Lender's dominion and control at such bank as Lender may designate, as provided by the terms of Section 23. To the extent Borrower receives any payments on account of Receivables, it shall hold such payments for Lender's benefit in trust as Lender's trustee and immediately deliver them to Lender in their original form with all necessary endorsements or, as directed by Lender, deposit such payments as directed by Lender pursuant to Section 22 hereof. Lender will credit (conditional upon final collection) all such payments to Borrower's account on the Settlement Date. Promptly after the creation of any Receivables, Borrower shall provide Lender with schedules describing all Receivables created or acquired by Borrower and shall execute and deliver confirmatory written assignments of such Receivables to Lender, but Borrower's failure to execute and deliver such schedules or written confirmatory assignments of such Receivables shall not affect or limit Lender's security interest or other rights in and to the Receivables. Borrower shall furnish, at Lender's request, copies of contracts, invoices or the equivalent, and any original shipping and delivery receipts for all merchandise sold or services rendered and such other documents and information as Lender may require. All of Borrower's invoices shall bear the terms stated on the applicable customer order, and no change from the original terms of such customer order shall be made without the prior written consent of Lender. Borrower shall provide Lender on a monthly (within ten (10) days after the end of each month), or more frequent basis, as requested by Lender, a summary report of Borrower's current Inventory, certified as true and accurate by Borrower's President or Chief Financial Officer, as well as an aged trial balance of Borrower's existing accounts payable. Borrower shall provide Lender, as requested by Lender, such other schedules, documents and/or information regarding the Collateral as Lender may require. Without limiting the foregoing, Borrower shall provide to Lender a borrowing base certificate at least once daily ("Borrowing Base Certificate"), which must be in form and substance acceptable to Lender and which Borrowing Base Certificate shall certify to Lender, and shall contain sufficient information and calculations as Lender may deem necessary or desirable, in order to verify any Receivables Availability, the applicable Formula Amount and whether or not Receivables included therein are Eligible Receivables. Without limiting the foregoing, a Borrowing Base Certificate must be executed and delivered by Borrower to Lender at the time of or prior to each request for Revolving Credit Advances pursuant to Section 4. Each such Borrowing Base Certificate shall be delivered to Lender at its office described in Section 25 below, on each relevant Business Day.

         10. Inspections. At all times during normal business hours, Lender shall have the right to (a) visit and inspect Borrower's properties and the Collateral, (b) inspect, audit and make extracts from Borrower's relevant books and records, including, but not limited to, management letters prepared by independent accountants, and (c) discuss with Borrower's principal officers, and independent accountants, Borrower's business, assets, liabilities, financial condition, results of operations and business prospects. Borrower will deliver to Lender any instrument necessary for Lender to obtain records from any service bureau maintaining records for Borrower.

         11. Financial Information. Borrower shall provide Lender (a) as soon as available, but in any event within ninety (90) days after the end of each of Borrower's fiscal years, Borrower's and Holding, consolidated and consolidating balance sheet as at the end of such fiscal year and the related statements of income, retained earnings and statement of cash flow for such fiscal year, setting forth in comparative form the figures as at the end of and for the previous fiscal year, which with respect to Holding shall have been reported on by independent certified public accountants who shall be satisfactory to Lender and shall be accompanied by an unqualified audit report issued by such independent certified public accountants; (b) as soon as available, drafts of Borrower's balance sheet as at the end of each of Borrower's fiscal years and the related statements of income, retained earnings and statement of cash flow for such fiscal year, which have been internally prepared by Borrower; (c) as soon as available, but in any event within thirty (30) days after the close of each month and quarter, the balance sheet as at the end of such month with respect to Amertranz and Caribbean, and quarterly with respect to Consolidated and the related statements of income, retained earnings and changes in statement of cash flow for such month and quarter, which have been internally prepared by Borrower. All financial statements required under (a), (b) and (c) above shall be prepared in accordance with GAAP (except that monthly and quarterly financial statements need not provide the footnotes customarily required by GAAP but shall in all other regards be prepared in a manner consistent with GAAP), subject to year end adjustments in the case of monthly and quarterly statements. Together with the financial statements furnished pursuant to (a) above, Borrower shall deliver a certificate of Borrower's certified public accountants addressed to Lender stating that (i) they have caused this Agreement and the Ancillary Agreements to be reviewed and (ii) in making the examination necessary for the issuance of such financial statements, nothing has come to their attention to lead them to believe that any Event of Default or Incipient Event of Default exists and, in particular, they have no knowledge of any Event of Default or Incipient Event of Default or, if such is not the case, specifying such Event of Default or Incipient Event of Default and its nature, when it occurred and whether it is continuing. At the times the financial statements are furnished pursuant to (a), (b) and (c) above, a certificate of Borrower's President or Chief Financial Officer shall be delivered to Lender stating that, based on an examination sufficient to enable him to make an informed statement, no Event of Default or Incipient Event of Default exists, or, if such is not the case, specifying such Event of Default or Incipient Event of

Default and its nature, when it occurred, whether it is continuing and the steps being taken by Borrower with respect to such event. If any internally prepared financial information, including that required under this paragraph, is unsatisfactory in any manner to Lender, Lender may request that Borrower's independent certified public accountants review same.

                  In addition to the foregoing financial statements, Borrower shall furnish Lender no less than thirty (30) days prior to the beginning of each fiscal year commencing with fiscal year 1998, a month by month projected operating budget and cash flow for such fiscal year (including an income statement for each month and a balance sheet as at the end of the last month in each fiscal quarter), such projections to be accompanied by a certificate signed by Borrower's President or Chief Financial Officer to the effect that such projections have been prepared on the basis of sound financial planning practice consistent with past budgets and financial statements and that such officer has no reason to question the reasonableness of any material assumptions on which such projections were prepared.

         12. Additional Representations, Warranties and Covenants. Borrower represents and warrants (each of which such representations and warranties shall be deemed repeated upon the making of a request for a Revolving Credit Advance and made as of the time of each Revolving Credit Advance made hereunder), and covenants that:

                  (a) Caribbean is a corporation duly organized and validly existing under the laws of the State of Delaware Consolidated is a corporation duly organized under the State of Delaware and Amertranz is a corporation duly organized under the State of Delaware and each is duly qualified and in good standing in every other state or jurisdiction in which the nature of their business requires such qualification;

                  (b) the execution, delivery and performance of this Agreement and the Ancillary Agreements (i) have been duly authorized, (ii) are not in contravention of Borrower's certificate of incorporation, by-laws or of any indenture, agreement or undertaking to which Borrower is a party or by which Borrower is bound and (iii) are within Borrower's corporate powers;

                  (c) this Agreement and the Ancillary Agreements executed and delivered by Borrower are Borrower's legal, valid and binding obligations, enforceable in accordance with their terms;

                  (d) it keeps and will continue to keep all of its books and records concerning the Collateral at Borrowers' executive offices located at the respective addresses set forth in the introductory paragraph of this Agreement and will not move such books and records without giving Lender at least thirty
(30) days prior written notice;

                  (e) (i) the operation of Borrower's business is and will continue to be in compliance in all material respects with all applicable federal, state and local laws, including but not limited to all applicable environmental laws and regulations.

                           (ii)     Borrower  will  establish   and  maintain  a
system to assure and monitor continued compliance with all applicable environmental laws, which system shall include periodic reviews of such compliance.

                           (iii)    in the event the Borrower obtains,  gives or
receives notice of any release or threat of release of a reportable quantity of any Hazardous Substances on its property (any such event being hereinafter referred to as a "Hazardous Discharge") or receives any notice of violation, request for information or notification that it is potentially responsible for investigation or cleanup of environmental conditions on its property, demand letter or complaint, order, citation, or other written notice with regard to any Hazardous Discharge or violation of any environmental laws affecting its property or Borrower's interest therein (any of the foregoing is referred to herein as an "Environmental Complaint") from any Person or entity, including any state agency responsible in whole or in part for environmental matters in the state in which such property is located or the United States Environmental Protection Agency (any such person or entity hereinafter the "Authority"), then the Borrower shall, within five (5) Business Days, give written notice of same to the Lender detailing facts and circumstances of which the Borrower is aware giving rise to the Hazardous Discharge or Environmental Complaint and periodically inform Lender of the status of the matter. Such information is to be provided to allow the Lender to protect its security interest in the Collateral and is not intended to create nor shall it create any obligation upon the Lender with respect thereto.

                           (iv)     Borrower  shall  respond  promptly   to  any
Hazardous Discharge or Environmental Complaint and take all necessary action in order to safeguard the health of any Person and to avoid subjecting the Collateral to any lien, charge, claim or encumbrance. If Borrower shall fail to respond promptly to any Hazardous Discharge or Environmental Complaint or Borrower shall fail to comply with any of the requirements of any environmental laws, the Lender may, but without the obligation to do so, for the sole purpose of protecting the Lender's interest in Collateral: (A) give such notices or (B) enter onto Borrower's property (or authorize third parties to enter onto such property) and take such actions as the Lender (or such third parties as directed by the Lender) deem reasonably necessary or advisable, to clean up, remove, mitigate or otherwise deal with any such Hazardous Discharge or Environmental Complaint. All reasonable costs and expenses incurred by the Lender (or such third parties) in the exercise of any such rights, including any sums paid in connection with any judicial or administrative investigation or proceedings, fines and penalties, together with interest thereon from the date expended at the Default Rate for Revolving Credit Advances shall be paid upon demand by the Borrower, and until paid shall be added to and become a part of the Obligations secured by the Liens created by the terms of this Agreement or any other agreement between Lender and Borrower.

                           (v)      Borrower  shall  defend  and  indemnify  the
Lender and hold the Lender harmless from and against all loss, liability, damage and expense, claims, costs, fines and penalties, including attorney's fees, suffered or incurred by the Lender under or on account of any environmental laws, including, without limitation, the assertion of any lien thereunder, with respect to any Hazardous Discharge, the presence of any hazardous substances affecting Borrower's property, whether or not the same originates or emerges from Borrower's property or any contiguous real estate, including any loss of value of the Collateral as a result of the foregoing except to the extent such loss, liability, damage and expense is attributable to any Hazardous Discharge resulting from actions on the part of the Lender. The Borrower's obligations under this paragraph 12(e) shall arise upon the discovery of the presence of any Hazardous Substances on the Borrower's property, whether or not any federal, state, or local environmental agency has taken or threatened any action in connection with the presence of any hazardous substances. The Borrower's obligation and the indemnifications hereunder shall survive the termination of this Agreement.

                           (vi)     For  purposes   of   paragraph   12(e)   all
references to Borrower's property shall be deemed to include all of Borrower's right, title and interest in and to all owned and/or leased premises;

                  (f) based upon the Employee Retirement Income Security Act of 1974 ("ERISA"), and the regulations and published interpretations thereunder:
(i) Borrower has not engaged in any Prohibited Transactions as defined in paragraph 406 of ERISA and paragraph 4975 of the Internal Revenue Code, as amended; (ii) Borrower has met all applicable minimum funding requirements under paragraph 302 of ERISA in respect of its plans; (iii) Borrower has no knowledge of any event or occurrence which would cause the Pension Benefit Guaranty Corporation to institute proceedings under Title IV of ERISA to terminate any employee benefit plan(s); (iv) Borrower has no fiduciary responsibility for investments with respect to any plan existing for the benefit of persons other than Borrower's employees; and (v) Borrower has not withdrawn, completely or partially, from any multiemployer pension plan so as to incur liability under the Multiemployer Pension Plan Amendments Act of 1980;

                  (g) it is solvent, able to pay its debts as they mature, has capital sufficient to carry on its business and all businesses in which it is about to engage and the fair saleable value of its assets (calculated on a going concern basis) is in excess of the amount of its liabilities;

                  (h) there is no pending or threatened litigation, actions or proceeding which involve the possibility of materially and adversely affecting the Borrower's business, assets, operations, condition or prospects, financial or otherwise, or the Collateral or the ability of Borrower to perform this Agreement;

                  (i) all balance sheets and income statements which have been delivered to Lender fairly, accurately and properly state Borrower's financial condition on a basis consistent with that of previous financial statements and except as otherwise disclosed to Lender in writing prior to the date hereof with respect to operating losses during the fiscal quarter ending December 31, 1996, there has been no material adverse change in Borrower's financial condition as reflected in such statements since the date thereof and such statements do not fail to disclose any fact or facts which might materially and adversely affect Borrower's financial condition;

                  (j) (x) it possesses all of the licenses, patents, copyrights, trademarks, tradenames and permits necessary to conduct its business, (y) there has been no assertion or claim of violation or infringement with respect thereof and (z) all such licenses, patents, copyrights, trademarks, tradenames and permits are listed on Schedule 12(j);

                  (k) it will pay or discharge when due all taxes, assessments and governmental charges or levies imposed upon it;

                  (l) it will promptly inform Lender in writing of: (i) the commencement of all proceedings and investigations by or before and/or the receipt of any notices from, any governmental or nongovernmental body and all actions and proceedings in any court or before any arbitrator against or in any way concerning any of Borrower's properties, assets or business, which might singly or in the aggregate, have a materially adverse effect on Borrower; (ii) any amendment of Borrower's certificate of incorporation or by-laws; (iii) any change in Borrower's business, assets, liabilities, condition (financial or otherwise), results of operations or business prospects which has had or might have a materially adverse effect on Borrower; (iv) any Event of Default or Incipient Event of Default; (v) any default or any event which with the passage of time or giving of notice or both would constitute a default under any agreement for the payment of money to which Borrower is a party or by which Borrower or any of Borrower's properties may be bound which would have a material adverse effect on Borrower's business, operations, property or condition (financial or otherwise) or the Collateral; (vi) any change in the location of Borrower's executive offices; (vii) any change in the location of Borrower's Inventory or Equipment which in the aggregate have a value in excess of $20,000.00 from the locations listed on Schedule 12(l) attached hereto,
(viii) any change in Borrower's corporate name; (ix) any material delay in Borrower's performance of any of its obligations to any Customer and of any assertion of any material claims, offsets, counterclaims or Disputes by any Customer and of any allowances, credits and/or other monies granted by it to any Customer; (x) furnish to and inform Lender of all material adverse information relating to the financial condition of any account debtor; and (xi) any material return of goods;

                  (m) it will not without the express prior written consent of Lender (i) create, incur, assume or suffer to exist any indebtedness (exclusive of trade debt) whether secured or unsecured other than Borrower's indebtedness to Lender and as set forth on Schedule 12(m) attached hereto and made a part hereof; (ii) declare, pay or make any dividend or distribution on any shares of the common stock or preferred stock of Borrower or apply any of its funds, property or assets to the purchase, redemption or other retirement of any common or preferred stock of Borrower; (iii) directly or indirectly, prepay any indebtedness (other than to Lender), or repurchase, redeem, retire or otherwise acquire any indebtedness of Borrower; (iv) makes advances, loans or extensions of credit to any Person; (v) become either directly or contingently liable upon the obligations of any Person by assumption, endorsement or guaranty thereof or otherwise; (vi) enter into any merger, consolidation or other reorganization with or into any other Person or acquire all or a portion of the assets or stock of any Person or permit any other Person to consolidate with or merge with it; (vii) form any Subsidiary or enter into any partnership, joint venture or similar arrangement; (viii) materially change the nature of the business in which it is presently engaged;
(ix) change its fiscal year or make any changes in accounting treatment and reporting practices without prior written notice to Lender except as required by GAAP or in the tax reporting treatment or except as required by law; (x) enter into any transaction with any Affiliate, except in ordinary course on arms length terms; or (xi) bill Receivables under any name except the present name of the Borrower; (xii) sell, transfer or lease or otherwise dispose of any of its properties or assets, except in the ordinary course of its business;

                  (n) it shall not permit consolidated net worth of Amertranz Worldwide Holding Corp., determined in accordance with GAAP as in effect on the Closing Date, as of the end of any fiscal quarter to be less than Beginning Shareholder's Equity ("BSE") plus the amount set forth below (in thousands) for each respective measurement date:

         Quarter Ended               1997              1998              1999              2000
                                     BSE Plus          BSE Plus         BSE Plus         BSE Plus
         March                        (100)            300               700              1,100
         June                           0              400               800                -
         September                     100             500               900                -
         December                      200             600             1,000                -

                  (o) it shall not permit the consolidated net profit of Amertranz Worldwide Holding Corp., determined in accordance with GAAP as in effect on the Closing Date, as of the end of any fiscal quarter to be less than $100,000 except that for the fiscal quarter ending March 31, 1997 Borrower may show a loss of no more than $100,000.00.

                  (p) it shall not permit the BNYFC Interest Coverage Ratio, as of the end of each fiscal quarter of Amertranz Worldwide Holding Corp. for the preceding four fiscal quarters, to be less than 1.15:1; provided, however, that the BNYFC Interest Coverage Ratio shall first be measured as of June 30, 1997 for the preceding fiscal quarter only; and provided, further, that the BNYFC Interest Coverage Ratio shall be measured as of September 30, 1997 for the preceding two fiscal quarters and as of December 31, 1997 for the preceding three fiscal quarters.

                  (q) the Borrower's level of (i) unrestricted cash, plus (ii) the Formula Amount less Revolving Credit Advances, shall at all times be equal to no less then fifty percent (50%) of the Borrower's net revolving availability at the end of each month, as reflected on Schedule 12(q) hereto through December 31, 1997, and thereafter as reflected on the Borrower's operative cash flow for each year as shown by the Borrower in the annual projections submitted by Borrower to Lender.

                  (r) it will not make capital expenditures in any fiscal year in an amount in excess of $500,000.

                  (s) none of the proceeds of the Loans hereunder will be used directly or indirectly to "purchase" or "carry" "margin stock" or to repay indebtedness incurred to "purchase" or "carry" "margin stock" within the respective meanings of each of the quoted terms under Regulation G of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect; and

                  (t) it will bear the full risk of loss from any loss of any nature whatsoever with respect to the Collateral. At its own cost and expense in amounts and with carriers acceptable to Lender, it shall (i) keep all its insurable properties and properties in which it has an interest insured against the hazards of fire, flood, sprinkler leakage, those hazards covered by extended coverage insurance and such other hazards, and for such amounts, as is customary in the case of companies engaged in businesses similar to Borrower's including, without limitation, business interruption insurance; (ii) maintain a bond in such amounts as is customary in the case of companies engaged in businesses similar to Borrower's insuring against larceny, embezzlement or other criminal misappropriation of insured's officers and employees who may either singly or jointly with others at any time have access to the assets or funds of Borrower either directly or through authority to draw upon such funds or to direct generally the disposition of such assets; (iii) maintain public and product liability insurance against claims for personal injury, death or property damage suffered by others; (iv) maintain all such workmen's compensation or similar insurance as may be required under the laws of any state or jurisdiction in which Borrower is engaged in business; (v) furnish Lender with (x) copies of all policies and evidence of the maintenance of such policies at least thirty (30) days before any expiration date, and (y) appropriate loss payable endorsements in form and substance satisfactory to Lender, naming Lender as loss payee and providing that as to Lender the insurance coverage shall not be impaired or invalidated by any act or neglect of Borrower and the insurer will provide Lender with at least thirty (30) days notice prior to cancellation. Borrower shall instruct the insurance carriers that in the event of any loss thereunder, the carriers shall make payment for such loss to Lender and not to Borrower and Lender jointly. If any insurance losses are paid by check, draft or other instrument payable to Borrower and Lender jointly, Lender may endorse Borrower's name thereon and do such other things as Lender may deem advisable to reduce the same to cash. Lender is hereby authorized to adjust and compromise claims. All loss recoveries received by Lender upon any such insurance may be applied to the Obligations, in such order as Lender in its sole discretion shall determine. Any surplus shall be paid by Lender to Borrower or applied as may be otherwise required by law. Any deficiency thereon shall be paid by Borrower to Lender, on demand.

                  (u) it shall not purchase or acquire obligations or stock of, or any other interest in, or make any investment in any entity, without the express written consent of Lender, except (A) obligations issued or guaranteed by the United States of America or any agency thereof, (B) commercial paper with maturities of not more than 180 days and a published rating of not less than A-1 or P-1 (or the equivalent rating), (C) certificates of time deposit and bankers' acceptances having maturities of not more than 180 days and repurchase agreements backed by United States government securities of a commercial bank if
(x) such bank has a combined  capital and surplus of at least  $500,000,000,  or
(y) its debt obligations, or those of a holding company of which it is a subsidiary, are rated not less than A (or the equivalent rating) by a nationally recognized investment rating agency and (D) U.S. money market funds that invest solely in obligations issued or guaranteed by the United States of America or an Agency thereof, and (E) Eurodollar time deposits with financial institutions with a published rating of not less than A-1 or P-1 (or the equivalent rating).

         13. Power of Attorney. Borrower hereby appoints Lender or any other Person whom Lender may designate as Borrower's attorney, with power to: (i) endorse Borrower's name on any checks, notes, acceptances, money orders, drafts or other forms of payment or security that may come into Lender's possession;
(ii) sign Borrower's name on any invoice or bill of lading relating to any Receivables, drafts against Customers, schedules and assignments of Receivables, notices of assignment, financing statements and other public records, verifications of account and notices to or from Customers; (iii) verify the validity, amount or any other matter relating to any Receivable by mail, telephone, telegraph or otherwise with Customers; (iv) execute customs declarations and such other documents as may be required to clear Inventory through Customs; (v) do all things necessary to carry out this Agreement, any Ancillary Agreement and all related documents; and (vi) on or after the occurrence and continuation of an Event of Default, notify the post office authorities to change the address for delivery of Borrower's mail to an address designated by Lender, and to receive, open and dispose of all mail addressed to Borrower. Borrower hereby ratifies and approves all acts of the attorney. Neither Lender nor the attorney will be liable for any acts or omissions or for any error of judgment or mistake of fact or law except those arising from their actual willful misconduct. This power, being coupled with an interest, is irrevocable so long as any Receivable which is assigned to Lender or in which Lender has a security interest remains unpaid and until the Obligations have been fully satisfied.

         14. Expenses. Borrower shall pay all of Lender's out-of-pocket costs and expenses, including without limitation reasonable fees and disbursements of counsel retained or employed by Lender and appraisers, in connection with the preparation, execution and delivery of this Agreement and the Ancillary

Agreements, and in connection with the prosecution or defense of any action, contest, dispute, suit or proceeding concerning any matter in any way arising out of, related to or connected with this Agreement or any Ancillary Agreement. Borrower shall also pay all of Lender's out-of-pocket costs and expenses, including without limitation reasonable fees and disbursements of counsel retained or employed by Lender, in connection with (a) the preparation, execution and delivery of any waiver, any amendment thereto or consent proposed or executed in connection with the transactions contemplated by this Agreement or the Ancillary Agreements, (b) Lender's obtaining performance of the Obligations under this Agreement and any Ancillary Agreements, including, but not limited to, the enforcement or defense of Lender's security interests, assignments of rights and liens hereunder as valid perfected security interests,
(c) any attempt to inspect, verify, protect, collect, sell, liquidate or otherwise dispose of any Collateral, and (d) any consultations in connection with any of the foregoing. Borrower shall also pay Lender's then standard price for furnishing Borrower or its designees copies of any statements, records, files or other data (collectively, "Reports") requested by Borrower or its designees, other than reports of the kind furnished to Borrower and Lender's other borrowers on a regular, periodic basis in the ordinary course of Lender's business. Borrower shall also pay Lender's customary bank charges, including, without limitation, all wire transfer fees incurred by Lender, for all bank services performed or caused to be performed by Lender for Borrower at Borrower's request. All such costs and expenses together with all filing, recording and search fees, taxes and interest payable by Borrower to Lender shall be payable on demand and shall be secured by the Collateral. If any tax (other than taxes on Lender's general income, or gross receipt taxes) by any governmental authority is or may be imposed on or as a result of any transaction between Borrower and Lender which Lender is or may be required to withhold or pay, Borrower agrees to indemnify and hold Lender harmless in respect of such taxes, and Borrower will repay to Lender the amount of any such taxes which shall be charged to Borrower's account; and until Borrower shall furnish Lender with indemnity therefor (or supply Lender with evidence satisfactory to it that due provision for the payment thereof has been made), Lender may hold without interest any balance standing to Borrower's credit and Lender shall retain its security interests in any and all Collateral. Borrower hereby acknowledges that Lender shall not be liable in any manner whatsoever for any selling expenses, orders, purchases or contracts of any kind resulting from any transaction between Borrower and any other Person and Borrower hereby indemnifies and holds Lender harmless with respect thereto, which indemnity shall survive termination of this Agreement.

         15. Assignment. Lender may assign any or all of the Obligations together with any or all of the security therefor and any transferee shall succeed to all of Lender's rights with respect thereto provided that such transferee accepts Lenders duties hereunder if Lender in such assignment divests itself of such duties. Upon such transfer, Lender shall be released from all responsibility for the Collateral to the extent same is assigned to any transferee. Lender may from time to time sell or otherwise grant participations in any of the Obligations and the holder of any such participation shall, subject to the terms of any agreement between Lender and such holder, be entitled to the same benefits as Lender with respect to any security for the Obligations in which such holder is a participant. Borrower agrees that each such holder may exercise any and all rights of banker's lien, set-off and counterclaim with respect to its participation in the Obligations as fully as though Borrower were directly indebted to such holder in the amount of such participation. Borrower may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of Lender, and no such assignment or transfer of any such obligation shall relieve Borrower thereof unless Lender shall have consented to such release in a writing specifically referring to the obligation from which Borrower is to be released.

         16. Waivers. Borrower waives presentment and protest of any instrument and notice thereof, notice of default and all other notices to which Borrower might otherwise be entitled.

         17. Term of Agreement. This Agreement shall continue in full force and effect until the expiration of the Term. The Term shall be automatically extended for successive periods of one (1) year each unless either party shall have provided the other with a written notice of termination, at least ninety
(90) days prior to the expiration of the initial Term or any renewal Term. The Borrower may terminate this Agreement at any time upon sixty (60) days' prior written notice ("Termination Date") upon payment in full of the Obligations provided, that, if such termination takes place more than 90 days prior to the end of the initial Term or any renewal Term, Borrower pays an early termination fee in an amount equal to the the Required Percentage of the Maximum Revolving Advance Amount. For the purposes hereof, Required Percentage shall mean (a) 2% from the Closing Date to the first anniversary thereof, 1 1/2% from the first anniversary of the Closing Date to the second anniversary thereof, and 1% from the second anniversary of the Closing Date to the third anniversary thereof or during any renewal term thereafter

         18. Events of Default. The occurrence of any of the following shall constitute an Event of Default:

                  (a) failure to make payment of any of the Obligations when required hereunder;

                  (b) failure to pay any taxes when due unless such taxes are being contested in good faith by appropriate proceedings and with respect to which adequate reserves have been provided on Borrower's books which failure is not cured within 10 days of its occurrence;

                  (c) failure to perform under and/or committing any breach of this Agreement or any Ancillary Agreement or any other agreement between Borrower and Lender which if not described in any other paragraphs of this
Section 18 and which if subject to cure is not cured with 10 days of its occurrence;

                  (d) occurrence of a default which failure is not cured within 10 days of its occurrence under any agreement to which Borrower is a party with third parties which has a material adverse affect upon Borrower's business, operations, property or condition (financial or otherwise) including all leases for any premises where Inventory or Equipment is located;

                  (e) any representation, warranty or statement made by Borrower hereunder, in any Ancillary Agreement, any certificate, statement or document delivered pursuant to the terms hereof, or in connection with the transactions contemplated by this Agreement should at any time be false or misleading in any material respect and which if subject to cure, and as to which Lender has not relied to its detriment, is not cured with 10 days of the delivery of any such certificate, statement or document to Lender;

                  (f) an attachment or levy is made upon any of Borrower's assets having an aggregate value in excess of $10,000, or a judgment is rendered against Borrower or any of Borrower's property involving a liability of more than $10,000, which shall not have been vacated, discharged, stayed or bonded pending appeal within thirty (30) days from the entry thereof;

                  (g) any change in Borrower's condition or affairs (financial or otherwise) which in Lender's opinion impairs the Collateral or the ability of Borrower to perform its Obligations;

                  (h)  any  lien  created   hereunder  or  under  any  Ancillary
Agreement for any reason ceases to be or is not a valid and perfected lien having a first priority interest;

                  (i) if Borrower shall (i) apply for or consent to the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) make a general assignment for the benefit of creditors, (iii) commence a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), (iv) be adjudicated a bankrupt or insolvent, (v) file a petition seeking to take advantage of any other law providing for the relief of debtors,
(vi) acquiesce to, or fail to have dismissed, within thirty (30) days, any petition filed against it in any involuntary case under such bankruptcy laws, or
(vii) take any action for the purpose of effecting any of the foregoing;

                  (j) Borrower shall admit in writing its inability, or be generally unable to pay its debts as they become due or cease operations of its present business;

                  (k) any Affiliate or any Subsidiary or any Guarantor shall (i) apply for or consent to the appointment of, or the taking possession by, a receiver, custodian, trustee or liquidator of itself or of all or a substantial part of its property, (ii) admit in writing its inability, or be generally unable, to pay its debts as they become due or cease operations of its present business, (iii) make a general assignment for the benefit of creditors, (iv) commence a voluntary case under the federal bankruptcy laws (as now or hereafter in effect), (v) be adjudicated a bankrupt or insolvent, (vi) file a petition seeking to take advantage of any other law providing for the relief of debtors,
(vii) acquiesce to, or fail to have dismissed, within thirty (30) days, any petition filed against it in any involuntary case under such bankruptcy laws,
(viii) take any action for the purpose of effecting any of the foregoing;

                  (l) Borrower directly or indirectly sells, assigns, transfers, conveys, or suffers or permits to occur any sale, assignment, transfer or conveyance of any assets of Borrower or any interest therein, except as permitted herein;

                  (m) Borrower fails to operate in the ordinary course of business which failure is not cured within 10 days of its occurrence;

                  (n) Lender shall in good faith deem itself insecure or unsafe or shall fear diminution in value, removal or waste of the Collateral;

                  (o) a default by Borrower which failure is not cured within 10 days of its occurrence in the payment, when due, of any principal of or interest
on any indebtedness for money borrowed in excess of $100,000.00;

                  (p) if any Guarantor attempts to terminate, challenges the validity of, or its liability under any Guaranty Agreement or Guarantor Security Agreement;

                  (q) should any Guarantor default in its obligations under any Guaranty Agreement or any Guarantor Security Agreement or if any proceeding shall be brought to challenge the validity, binding effect of any Guaranty Agreement or any Guarantor Security Agreement, or should any Guarantor breach any representation, warranty or covenant contained in any Guaranty Agreement or any Guarantor Security Agreement or should any Guaranty Agreement or Guarantor Security Agreement cease to be a valid, binding and enforceable obligation; or

                  (r)      any Change of Ownership.

         19. Remedies. (a) Upon the occurrence of an Event of Default pursuant to paragraph 18 (i) herein, all Obligations shall be immediately due and payable and this Agreement shall be deemed terminated; upon the occurrence and continuation of any other of the Events of Default, Lender shall have the right to demand repayment in full of all Obligations, whether or not otherwise due and/or to terminate this Agreement without advance notice. Until all Obligations have been fully satisfied, Lender shall retain its security interest in all Collateral. Lender shall have, in addition to all other rights provided herein, the rights and remedies of a secured party under the Uniform Commercial Code, and under other applicable law, all other legal and equitable rights to which Lender may be entitled, including without limitation, the right to take immediate possession of the Collateral, to require Borrower to assemble the Collateral, at Borrower's expense, and to make it available to Lender at a place designated by Lender which is reasonably convenient to both parties and to enter any of the premises of Borrower or wherever the Collateral shall be located, with or without force or process of law, and to keep and store the same on said premises until sold (and if said premises be the property of Borrower, Borrower agrees not to charge Lender for storage thereof for a period up to at least sixty (60) days after sale or disposition of said Collateral). Further, Lender may, at any time or times after default by Borrower, sell and deliver all Collateral held by or for Lender at public or private sale for cash, upon credit or otherwise, at such prices and upon such terms as Lender, in Lender's sole discretion, deems advisable or Lender may otherwise recover upon the Collateral in any commercially reasonable manner as Lender, in its sole discretion, deems advisable. Except as to that part of the Collateral which is perishable or threatens to decline speedily in nature or is of a type customarily sold on a recognized market, the requirement of reasonable notice shall be met if such notice is mailed postage prepaid to Borrower at Borrower's address as shown in Lender's records, at least ten (10) days before the time of the event of which notice is being given. Lender may be the purchaser at any sale, if it is public. In connection with the exercise of the foregoing remedies, Lender is granted permission to use all of Borrower's trademarks, tradenames, tradestyles, patents, patent applications, licenses, franchises and other proprietary rights which are used in connection with (a) Inventory for the purpose of disposing of such Inventory and (b) Equipment for the purpose of completing the manufacture of unfinished goods. The proceeds of sale shall be applied first to all costs and expenses of sale, including attorneys' fees, and second to the payment (in whatever order Lender elects) of all Obligations. Lender will return any excess to Borrower and Borrower shall remain liable to Lender for any deficiency.

         20. Waiver; Cumulative Remedies. Failure by Lender to exercise any right, remedy or option under this Agreement or any supplement hereto or any other agreement between Borrower and Lender or delay by Lender in exercising the same, will not operate as a waiver; no waiver by Lender will be effective unless it is in writing and then only to the extent specifically stated. Lender's rights and remedies under this Agreement will be cumulative and not exclusive of any other right or remedy which Lender may have.

         21. Application of Payments. Borrower irrevocably waives the right to direct the application of any and all payments at any time or times hereafter received by Lender from or on Borrower's behalf and Borrower hereby irrevocably agrees that Lender shall have the continuing exclusive right to apply and reapply any and all payments received at any time or times hereafter against Borrower's Obligations hereunder in such manner as Lender may deem advisable notwithstanding any entry by Lender upon any of Lender's books and records.

         22. Depository Accounts. Any payment received by Borrower on account of any Collateral shall be held by Borrower in trust for Lender and Borrower shall promptly deliver same in kind to Lender or deposit all such payments into a cash collateral account at such bank as Lender may designate for application to payment of the Obligations. Borrower shall also execute such further documents as Lender may deem necessary to establish such an account and all funds deposited in such account shall immediately be deemed Lender's property.

         23. Lock Box Accounts. Borrower shall, at Lender's request, instruct all of its Customers to make such payments on account of Receivables to an account under Lender's dominion and control at such bank as Lender may designate. Borrower shall also execute such further documents as Lender may deem necessary to establish such an account and all funds deposited in such account shall immediately be deemed Lender's property.

         24. Revival. Borrower further agrees that to the extent Borrower makes a payment or payments to Lender, which payment or payments or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy act, state or federal law, common law or equitable cause, then, to the extent of such payment or repayment, the obligation or part thereof intended to be satisfied shall be revived and continued in full force and effect as if said payment had not been made.

         25. Notices. Any notice or request hereunder may be given to Borrower or Lender at the respective addresses set forth below or as may hereafter be specified in a notice designated as a change of address under this paragraph. Any notice or request hereunder shall be given by registered or certified mail, return receipt requested, or by overnight mail or by telecopy (confirmed by mail). Notices and requests shall be, in the case of those by mail or overnight mail, deemed to have been given when deposited in the mail or with the overnight mail carrier, and, in the case of a telecopy, when confirmed.

                  Notices shall be provided as follows:

                  If to the Lender:         BNY Financial Corporation
                                            1290 Avenue of the Americas
                                            New York, New York 10104
                                            Attention: Frank Imperato, V.P.
                                            Telephone: 212-408-7026
                                            Telecopy:  212-408-7162

                  If to the Borrower:       Amertranz Worldwide, Inc.
                                            2001 Marcus Avenue
                                            Suite W288
                                            Lake Success, NY  11042
                                            Attention: Stuart Hettleman
                                            Telephone: 516-326-9000
                                            Telecopy:  516-326-2248

                  With a copy to:           Hilel Tendler, Esq.
                                            Gordon, Feinblatt, Rothman,
                                              Hoffberger & Hollander, LLC
                                            233 E. Redwood Street
                                            Baltimore, MD  21202
                                            Telephone: 410-576-4071
                                            Telecopy:  410-576-4246

         26. Governing Law and Waiver of Jury Trial. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED AND ENFORCED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK. LENDER SHALL HAVE THE RIGHTS AND REMEDIES OF A SECURED PARTY UNDER APPLICABLE LAW INCLUDING, BUT NOT LIMITED TO, THE UNIFORM COMMERCIAL CODE OF NEW YORK. BORROWER AGREES THAT ALL ACTIONS AND PROCEEDINGS RELATING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT OR ANY ANCILLARY AGREEMENT OR ANY OTHER OBLIGATIONS SHALL BE LITIGATED IN THE FEDERAL DISTRICT COURT OF THE SOUTHERN DISTRICT OF NEW YORK OR, AT LENDER'S OPTION, IN ANY OTHER COURTS LOCATED IN NEW YORK STATE OR ELSEWHERE AS LENDER MAY SELECT AND THAT SUCH COURTS ARE CONVENIENT FORUMS AND BORROWER SUBMITS TO THE PERSONAL JURISDICTION OF SUCH COURTS. BORROWER WAIVES PERSONAL SERVICE OF PROCESS AND CONSENTS THAT SERVICE OF PROCESS UPON BORROWER MAY BE MADE BY CERTIFIED OR REGISTERED MAIL, RETURN RECEIPT REQUESTED, DIRECTED TO BORROWER AT BORROWER'S ADDRESS APPEARING ON LENDER'S RECORDS, AND SERVICE SO MADE SHALL BE DEEMED COMPLETED TWO (2) DAYS AFTER THE SAME SHALL HAVE BEEN SO MAILED. BOTH PARTIES HERETO WAIVE THE RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING BETWEEN BORROWER AND LENDER AND BORROWER WAIVES THE RIGHT TO ASSERT IN ANY ACTION OR PROCEEDING INSTITUTED BY LENDER WITH REGARD TO THIS AGREEMENT OR ANY OF THE OBLIGATIONS ANY OFFSETS OR COUNTERCLAIMS WHICH IT MAY HAVE.

         27. Limitation of Liability. Borrower acknowledges and understands that in order to assure repayment of the Obligations hereunder Lender may be required to exercise any and all of Lender's rights and remedies hereunder and agrees that neither Lender nor any of Lender's agents shall be liable for acts taken or omissions made in connection herewith or therewith except for actual bad faith.

         28. Entire Understanding. This Agreement and the Ancillary Agreements contain the entire understanding between Borrower and Lender and any promises, representations, warranties or guarantees not herein contained shall have no force and effect unless in writing, signed by the Borrower's and Lender's respective officers. Neither this Agreement, the Ancillary Agreements, nor any portion or provisions thereof may be changed, modified, amended, waived, supplemented, discharged, cancelled or terminated orally or by any course of dealing, or in any manner other than by an agreement in writing, signed by the party to be charged.

         29. Modification. This Agreement and the Ancillary Agreements constitute the complete agreement between the parties with respect to the subject matter hereof and thereof and may not be modified, altered or amended except by an agreement in writing signed by the parties hereto and thereto.

         30. Severability. Wherever possible each provision of this Agreement or the Ancillary Agreements shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Agreement or the Ancillary Agreements shall be prohibited by or invalid under applicable law such provision shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions thereof.

         31. Captions. All captions are and shall be without substantive meaning or content of any kind whatsoever.

         32. Counterparts. This Agreement may be executed in one or more counterparts, each of which taken together shall constitute one and the same instrument.

         33. Construction. The parties acknowledge that each party and its counsel have reviewed this Agreement and that the normal rule of construction to the effect that any ambiguities are to be resolved against the drafting party shall not be employed in the interpretation of this Agreement or any amendments, schedules or exhibits thereto.

         IN WITNESS WHEREOF, this Agreement has been duly executed as of the day and year first above written.

                                            AMERTRANZ WORLDWIDE, INC.
ATTEST:


    /s/                                     By:    /s/
-----------------------------                  -----------------------------
SECRETARY                                        Title:


                                            CARIBBEAN AIR SERVICES, INC.


    /s/                                     By:    /s/
-----------------------------                  -----------------------------
SECRETARY                                        Title:


                                            CONSOLIDATED AIR SERVICES, INC.


    /s/                                     By:    /s/
-----------------------------                  -----------------------------
SECRETARY                                        Title:


                                            BNY FINANCIAL CORPORATION


    /s/                                     By:    /s/
-----------------------------                  -----------------------------
SECRETARY                                        Title:

                                    SCHEDULES


Schedule 1(A) - Permitted Liens











Schedule 12(j) - Licenses, Patents, Trademarks and Copyrights











Schedule 12(l) - Inventory Locations











Schedule 12(m) - Permitted Indebtedness

                                  EXHIBIT 10.2


April 16, 1997


Amertranz Worldwide, Inc.
Caribbean Air Services, Inc.
Consolidated Air Services, Inc.
2001 Marcus Avenue
Lake Success, New York  11042

Ladies/Gentlemen:

         Reference is made to the Accounts Receivable Management and Security Agreement between us bearing the effective date of January 14, 1997 (the "Agreement"). All capitalized terms not otherwise defined herein shall have such meanings as ascribed to them under the Agreement.

         It is hereby agreed that the Agreement shall be amended in the following manner:

         1. Paragraph 12(n) is hereby amended in its entirety to now state as follows:

                  (n) "it shall not permit consolidated net worth of Amertranz Worldwide Holding Corp., determined in accordance with GAAP, at the end of any fiscal quarter to be less than the amount set forth below (in thousands) for each respective measurement date:

         Quarter Ended         1997       1998       1999       2000

         March                 1,500      1,900      2,300      2,700
         June                  1,600      2,000      2,400
         September             1,700      2,100      2,500
         December              1,800      2,200      2,600         "

         2. Paragraph 12(o) is hereby amended in its entirety to now state as follows:

                  (o)      "it shall not  permit  the  consolidated  net  profit
                           (loss) of Amertranz Worldwide Holding Corp., determined in accordance with GAAP to fall below the amount set forth below (in thousands) for each respective measurement date:

         Quarter Ended          1997        1998      1999      2000

         March                 (1,200)     (700)       100       100
         June                  (1,000)     (500)       100
         September             (  750)     (200)       100
         December                   0       100        100        "

         3. The text of Paragraph 12(p) is hereby deleted and shall be intentionally left blank.

         4. Paragraph 12(q) is hereby amended by deleting the dollar amount of "$1,781,000" as the Borrower's net revolving availability for the month of March 1997 as set forth in Schedule 12(q) of the Agreement and by inserting in its place and stead the dollar amount of "$1,200,000".

         5. Section 5(b)(iii) of the Agreement shall be amended by deleting the text of the last sentence appearing therein and inserting in its place and stead the following sentence the text of which shall state:

                           "in addition to the foregoing the Borrower shall in addition pay to Lender a monthly Collateral Monitoring Fee of $5,000.00 per month through September 30, 1997 and provided there does not exist an Event of Default or Incipient Event of Default on such date Borrower shall thereafter pay $2,000 per month, through the Term of this Agreement and through any renewal Term (if however, there exists an Event of Default or Incipient Event of Default on September 30, 1997 the Collateral Monitoring Fee shall not be reduced and shall continue at $5,000 per month through the end of the Term and any renewal
                           Term) and in the event of any termination of the Agreement, prior to the end of the Term or renewal Term pursuant to Section 17 of the Agreement or otherwise, the then remaining monthly payments through the balance of the Term or renewal Term (as the case may be) shall be payable in full."

         6. The definition of "Contract Rate" appearing on page 3 of the Agreement shall be amended by deleting the words and numerals "one and one-half percent (1 1/2%)" appearing on the end of the second and beginning of the third line of said definition and inserting in their place and stead the words and numerals "two percent (2%)".

         It is further agreed between us that this letter is expressly conditioned upon Amertranz Worldwide Holding Corp. raising an additional $2,000,000 in capital (after expenses), on terms acceptable to us, within 60 business day of the execution of this letter, and if such capital is not raised by Amertranz Worldwide Holding Corp on such terms then in such event this letter Agreement and the Shadow Warrant executed by Amertranz Worldwide Holding Corp. in our favor of even date herewith shall each be void ab initio.

         Provided that the financial information you have delivered to us with respect to your operations are accurate, we agree to waive as an Event of Default your failure to achieve the performance requirements of the financial covenants set forth in Sections 12(n), (o), (p), and (q) of the Agreement through March 31, 1997. The waiver provided in this paragraph is expressly limited to the sections of the Agreement specifically referred to in the preceding sentence and only for the period stated, and should not be construed as a waiver of any other provisions of the Agreement nor of those sections stated for any other time period.

         In consideration of the resetting of the financial covenants provided in paragraphs 1 through 4 above, you agree to pay to us a covenant amendment fee of $15,000 and in consideration of the limited waiver set forth in the preceding paragraph, you agree to pay us a fee of $15,000 (the payment of which fees shall be effectuated by our charging your loan account with us). In addition to the above fees and in consideration of the benefits derived from the accommodations provided hereunder Amertranz Worldwide Holding Corp. ("Holding") agrees to enter into the Shadow Warrant Agreement in our favor delivered to you with this letter (and the amendments of paragraphs herein numbered 1 through 4 and the limited waiver set forth in the preceding paragraph are expressly conditioned upon the immediate delivery to us of such Shadow Warrant Agreement executed by Holding). These fees and Shadow Warrant shall be in addition to any other fees, charges, or expenses payable by you to us under the Agreement.

                  Except as hereby specifically modified or amended all of the terms and conditions set forth in the Agreement shall continue to remain in full force and effect in accordance with their original terms.

         If the foregoing correctly sets forth the Agreement between us, please execute a copy of this letter in the space provided below and return a fully executed copy to our offices.

                                            Very truly yours,
                                            BNY FINANCIAL CORPORATION


                                            By:    /s/
                                               ------------------------------
                                                 Title:

READ & AGREED TO:
Amertranz Worldwide, Inc.


By:    /s/
   -------------------------------
     Title:


Caribbean Air Services, Inc.


By:    /s/
   -------------------------------
     Title:

Consolidated Air Services, Inc.


By:    /s/
   -------------------------------
     Title:

                                 EXHIBIT 10.3


                           S H A D O W   W A R R A N T


                  AGREEMENT dated as of April 16, 1997 between Amertranz Worldwide Holding Corp. , a Delaware corporation (the "Company"), and BNY FINANCIAL CORPORATION, a New York corporation ("BNYFC").

                  WHEREAS, BNYFC had made and has been asked to continue to make financial accommodations to those subsidiaries of the Company financed by BNYFC under the Loan Agreement (herein after defined); and

                  WHEREAS, in order to induce BNYFC to continue to extend financial accommodations to those subsidiaries of the Company financed by BNYFC under the Loan Agreement the Company proposes to issue to BNYFC this Shadow Warrant;

                  NOW, THEREFORE, in consideration of the premises and the mutual agreements hereinafter set forth, the parties hereto agree as follows:


                                    ARTICLE I

                                   DEFINITIONS

                  The terms defined in this Article I, whenever used in this Agreement, shall have the respective meanings hereinafter specified. Capitalized terms not otherwise defined herein have the meanings ascribed to such terms in the Loan and Security Agreement.

                  "Adjusted Market Value" means, as of any day, a dollar amount that is equal to (a) the Current Market Price of the Common Stock multiplied by the number of shares of the Common Stock outstanding on that day plus (b) the aggregate liquidation preference of all outstanding shares of Preferred Stock plus (c) the Warrant Value.

                  "Adjusted Book Value" means, as of any day, a dollar amount that is equal to (a) the value of the total assets shown on the Balance Sheet plus (b) the Warrant Value minus (c) the value of the total liabilities shown on the Balance Sheet.

                  "Applicable Percentage" means a percentage which is equal to one-quarter of one percent (1/4%) or such other increased percentage as may at the time be applicable under Section 3.1(c).

                  "Balance Sheet" means the consolidated balance sheet of the Company and its Subsidiaries as of the end of the most recent [month] [quarter] ending prior to the date of the calculation in question.

                  "Board of Directors" means the Board of Directors of the Company.

                  "Capital Stock" means the Common Stock of the Company or any class of capital stock of the Company now or hereafter authorized, having the right to share in distributions either of earnings or assets of the Company.

                  "Closing Date" means the date of this Agreement.

                  "Common Stock" means the common stock of the Company, $0.01 par value per share, and any shares of Capital Stock issued in exchange for or distributed with respect to the Common Stock.

                  "Company" means Amertranz Worldwide Holding Corp., a Delaware corporation, and any successor corporation.

                  "Contingent Payment" means, as of any day, a dollar amount equal to the Equity Value as of such day multiplied by the Applicable Percentage as of such day which in no event shall exceed $300,000.

                  "Current Market Price" means the average of the daily closing sales prices of the Common Stock on all domestic exchanges on which the Common Stock may at the time be listed, or, if there shall have been no sales on any such exchange on any day, the average of the reported bid prices on all such exchanges at the end of such day, or, if on any day the Common Stock shall not be so listed, the average of the representative bid prices quoted in the NASDAQ System as of 3:30 P.M., New York time, or if on any day the Common Stock shall not be quoted in the NASDAQ System, the average of the high and low bid prices on such day in the domestic over-the-counter market as reported by the National Quotation Bureau, Incorporated, or any similar successor organization, in each such case averaged over a period of 15 consecutive business days (or such other period as shall be specified herein) immediately prior to, but not including, the date as of which "Current Market Price" is being determined; provided that if the Common Stock is listed on any domestic exchange the term "business days" as used in this sentence shall mean business days on which such exchange is open for trading. If during the period referred to above the Common Stock is not listed on any domestic exchange or quoted in the NASDAQ System or the domestic over-the-counter market, the "Current Market Price" shall be deemed to be the fair value thereof as determined by any investment bank of recognized standing selected by mutual agreement of the Company and the Holder as of the date which is within 15 days of the date as of which the determination is to be made (in determining the fair value thereof, the firm of independent public accountants may consider, among other factors, stock market valuations and price to earnings ratios of comparable companies in similar industries).

                  "Default Rate" means the Default Rate as defined in the Loan and Security Agreement.

                  "Determination Date" means, with respect to any distribution to holders of Capital Stock, the record date for determining the holders of Capital Stock entitled to receive such distribution, and, with respect to any sale to any Person or distribution to Persons other than holders of Capital Stock, the date of such sale or distribution.

                  "Equity Value" means, as of any day, the greater of the Adjusted Market Value as of such day and the Adjusted Book Value as of such day.

                  "Event of Default" means (a) the failure by the Company to comply with any covenant contained herein in any material respect which is not cured within ten (10) days and (b) but only so long as the Loan and Security Agreement is in effect, an Event of Default (as such term is defined in the Loan and Security Agreement).

                  "Exercise Period" means the period commencing on April 1, 1998, and terminating on the later of (i) the termination of the Accounts Receivable Management and Security Agreement between BNYFC and Company's subsidiaries Amertranz Worldwide, Inc., Caribbean Air Services, Inc. and Consolidated Air Services, Inc., or (ii) 3 years from the date hereof..

                  "Exercise Right" means the right to receive payment of the Contingent Payment from the Company and the exercise of which gives rise to the obligation of the Company to pay the Contingent Payment to Holder as provided in
Article 2.

                  "Fair Value" means, as applied to any security, property, assets, business or entity, the fair value thereof as determined by an opinion of an independent investment banking firm or firms of national reputation in accordance with the following procedure: In the case of any event which gives rise to a requirement to determine "Fair Value" pursuant to the provisions hereof, the Company shall be responsible for initiating the process by which Fair Value shall be determined as promptly as practicable following such event, and if the procedures contemplated in connection with obtaining such opinion have not been complied with fully, then any such determination of Fair Value for any purpose of this Agreement shall be deemed to be preliminary and subject to adjustment pending full compliance with such procedures. The Company and the Holder shall each retain a separate independent investment banking firm (which firm, in either case, may be the independent investment banking firm regularly retained by the Company or the Holder); provided, however, that the Holder may, at its option, elect to rely on the firm retained by the Company in lieu of retaining its own firm. Such firm (or firms) shall determine the fair value of the security, property, assets business or entity, as the case may be, in question and deliver their (or its) opinion in writing to the Company and to the Holder. If such firms cannot jointly make such determination (or in the event that the Holder has elected to rely upon the firm retained by the Company and disagrees with the determination made by such firm), then, unless otherwise directed by agreement of the Company and the Holder, such firm (or firms), in their (or its) sole discretion, shall choose another independent investment banking firm which firm shall make such determination and render such an opinion. If the Shadow Warrant has been divided, any determination, decision or choice to be made by the Holder in the procedure for determining Fair Value shall be made by agreement among the Holders of Shadow Warrants, entitling them to at least two-thirds of the Contingent Payment. The fees and expenses of all investment banking firms incurred in determining Fair Value shall be borne by the Company. Notwithstanding the foregoing, if a security is actively traded on a public market Fair Value means, with reference to that security, the Current Market Price thereof as of any date of determination.

                  "Holder" means (a) BNY Financial Corporation, and (b) each assignee of a Holder (including a Holder which is such by virtue of this clause
(b)).

                  "Loan and Security Agreement" means the Accounts Receivable Management and Security Agreement dated as of January 14, 1997, between BNYFC and the Company's subsidiaries Amertranz Worldwide, Inc., Caribbean Air Services, Inc. and Consolidated Air Services, Inc., as the same may be amended from time to time.

                  "New York Time" shall mean, with respect to any determination of the time for performance hereunder, the time of day determined by the local time in New York, New York.

                  "Notice Event" means any of the following events: (a) any Restricted Payment, (b) any merger, consolidation, recapitalization or capital reorganization of the Company, (c) any partial or complete liquidation of the Company, (d) any sale or disposition of all or substantially all of the assets of the Company, (e) any public offering by the Company of all or part of any class of Capital Stock pursuant to an effective registration statement under the Securities Act, (f) any tender offer by a Person for more than 50% of any outstanding class of securities issued by the Company (a "Tender Offer"), (g) any sale or other disposition by the Company or holder(s) of Capital Stock of shares of Capital Stock constituting (on a cumulative basis) more than 50% of the number of shares of Capital Stock then outstanding, (h) any continuing Event of Default.

                  "Notice  Event  Notice"  has the  meaning set forth in Section
2.3.

                  "Notice of Exercise" means a notice of Exercise substantially in the form attached hereto as Exhibit A.

                  "Opinion of Counsel" means an opinion of counsel experienced in Securities Act matters reasonably acceptable to the Company chosen by a Holder, which counsel may be counsel to such Holder.

                  "Preferred Stock" means all classes of Capital Stock, other than Common Stock.

                  "Restricted Payment" means any payment with respect to or on account of any of the Company's Capital Securities, including any dividend (other than dividends on the Company's classes of preferred stock, per value $10.00 per share or other distribution on, any payment of interest on or principal of, and any payment on account of any purchase, redemption, retirement, exchange, defeasance or conversion of, or on account of any claim relating to or arising out of the offer, sale or purchase of, any such Capital Securities. For the purposes of this definition, a "payment" shall include the transfer of any asset or the incurrence of any Indebtedness or other liability (the amount of any such payment to be the Fair Value of such asset or the amount of such obligation, respectively); and "Capital Security" means (a) any share of Capital Stock of the Company or (b) any security convertible into, or any option, warrant or other right to acquire, any share of such Capital Stock.

                  "Securities Act" means the Securities Act of 1933, as amended, or any successor Federal statute, and the rules and regulations of the Securities and Exchange Commission promulgated thereunder, all as the same shall be in effect from time to time.

                  "Shadow Warrant" means the rights and benefits that a Holder is entitled to under this Agreement.

                  "Stock" means the Capital Stock and any preferred stock issued by the Company.

                  "Warrant Value" means, as of any day, a dollar amount that is equal to the aggregate principal amount of all debt outstanding as of such day that is convertible into or exchangeable for Common Stock and the aggregate liquidation value of all other securities outstanding as of such day that are convertible into or exchangeable for Common Stock plus the aggregate exercise prices of all options, warrants and the like to purchase Capital Stock outstanding as of such day.

                  Whenever used in this Agreement, any noun or pronoun shall be deemed to include both the singular and plural and to cover all genders, and the words "herein", "hereof", and "hereunder" and words of similar import shall refer to this Agreement as a whole, including any amendments hereto. Except as otherwise defined herein, accounting terms used herein shall have the meanings assigned to them by, and any calculations or adjustments made pursuant to the terms hereof shall be made in accordance with, generally accepted accounting principles as in effect on the date hereof.

                                   ARTICLE II

                           EXERCISE OF SHADOW WARRANT

                  2.1 In General. On the terms and subject to the conditions of this ARTICLE II, the Holder shall have the right, at its option, to exercise its rights under this Agreement at any time during the Exercise Period. Upon such exercise, the Holder shall be entitled to receive from the Company the Contingent Payment as hereinafter provided.

                  2.2 Exercise During Exercise Period. The Exercise Right may be exercised once by the Holder at any time during the Exercise Period, provided that an exercise of the Exercise Right that is revoked as contemplated by
Section 2.4 shall not constitute, for this purpose, an exercise of the Exercise Right. If Holder does not exercise this Warrant during the Exercise Period then in such event on the day following the end of the Exercise Period the Company shall pay to Holder the sum of $150,000.00.

                  2.3 Notice in Connection With a Notice Event. At least 20 days (but in the case of a Tender Offer fifteen (15) days) prior to the earlier of
(a) the effective date of any Notice Event and (b) any record date of the holders of Capital Stock for purposes of approving or participating in any such Notice Event, the Company shall give the Holder notice thereof (a "Notice Event Notice") setting forth all material information known to the Company relating to the proposed Notice Event.

                  2.4 Manner of Exercise. To exercise its Exercise Right the Holder shall deliver to the Company (a) Notice of Exercise in the form of Exhibit A hereto duly executed by the Holder. Upon receipt of the required delivery, the Company shall, as promptly as practicable, begin the process of determining the Contingent Payment to be made. Such determination shall be completed within fifteen (15) days of receipt of the required deliveries. Upon determination of such Contingent Payment in accordance with the terms of this Agreement, the Company shall as promptly as practicable, and in any event within three (3) days after such determination, notify the Holder in writing of the amount of such Contingent Payment (or portion thereof). Upon receipt of such notice, Holder may for a period of thirty (30) days after receipt thereof revoke the Notice of Exercise. If Holder does not revoke the Notice of Exercise, the Company shall, as promptly as practicable, and in any event within three (3) days after the expiration of the period during which Holder may revoke the Notice of Exercise, cause to be paid to Holder such Contingent Payment. Such payment shall, at the option of the Holder, be made by wire transfer of funds to an account in a bank located in the United States designated by Holder for such purpose or by certified or official bank check payable to the order of the Holder and drawn on a member of the New York Clearing House.

                  2.5 Effectiveness of Exercise. Unless otherwise requested by the Holder thereof, the Exercise Right shall be deemed to have been exercised and the Contingent Payment shall be determined as of the close of business on the date the Notice of Exercise is received by the Company.

                  2.6 Adjustment for Subsequent Notice Events. If within one hundred eighty (180) days after Holder exercises its Exercise Right, a Notice Event occurs which is within the control of the Company and/or any of its officers or directors and Holder had not received written notice of such pending Notice Event at least ten (10) Business Days prior to the exercise of its Exercise Right, then the Company shall have the Contingent Payment determined as a result of such subsequent Notice Event. If such amount is greater than the amount which Holder received upon the exercise of the Exercise Right, the Company shall, within two (2) Business Days pay the amount of such excess to the Holder. If such amount is lower than the amount which Holder received upon the exercise of the Exercise Right, Holder shall not be obligated to pay any amount to the Company.


                                   ARTICLE III

                          ANTI-DILUTION PROVISIONS AND
                    PARTICIPATION IN CORPORATE DISTRIBUTIONS

                  3.1 (a) The Company shall not make any sale or distribution of any capital stock or assets or take any other corporate action of any kind or nature which individually or in the aggregate when taken as a whole would in any material manner adversely affect the rights of the Holder under any provisions of this Agreement, and which would not fairly protect the rights of the Holder to receive the Contingent Payment (or portion thereof) in accordance with the provisions and intent of this Agreement. The Company shall take all necessary actions and make all necessary adjustments in the application of the provisions of this Agreement in accordance with such essential intent and principles of this Agreement so as to protect such rights of the Holder hereunder, and so as to preserve the Applicable Percentage and the rights of the Holder to maintain without dilution the value of the Contingent Payment.

                  (b)  Upon  the   occurrence  of  any  event  which  under  the
provisions of Section 3.1(c) below requires an adjustment of the Applicable Percentage, the Company shall promptly thereafter cause to be filed with it and delivered to the Holder a certificate of a firm of independent public accountants of recognized standing selected by the Board of Directors (who may be the regular accountants of the Company) setting forth in reasonable detail the adjustment, the reason therefor, the method of calculation of the adjustment, and the facts upon which the calculations are based. The Holder may contest such determination by the procedures set forth in Section 4.3 herein.

                  (c) Notwithstanding anything which may be contained in this Agreement to the contrary, if prior to the exercise of the Exercise Right provided that an exercise of the Exercise Right that is revoked as contemplated by Section 2.4 shall not constitute, for this purpose, an exercise of the Exercise Right, the Company shall have made any Restricted Payment whether in cash, securities or other property, any stock dividends, stock splits or dividend of options or warrants to purchase Capital Stock, the original Applicable Percentage of one-quarter of one percent (1/4%) on the date of this Agreement shall be increased immediately after such Restricted Payment to a percentage which is equal to one-quarter of one percent (1/4%) multiplied by a fraction, the numerator of which is the Equity Value determined immediately before such Restricted Payment and the denominator of which is the Equity Value determined immediately before such Restricted Payment minus the aggregate dollar amount of such Restricted Payment, with the "dollar amount" of any payment that is made other than in cash being reasonably determined by an independent investment banking firm selected by mutual agreement of the Company and the Holder, provided that in no event shall the Applicable Percentage exceed 25%.


                                   ARTICLE IV

                       FINANCIAL AND BUSINESS INFORMATION

                  4.1 Information. At all times while this Agreement is in force and effect the Company shall deliver to Holder such financial and other information as required under the Loan and Security Agreement, whether or not the Loan and Security Agreement is then in effect.

                  4.2 Reports. The Company shall also send to the Holder promptly upon their becoming available, one copy of each report, notice or proxy statement sent by the Company to its stockholders generally and of each regular or periodic report or registration statement, prospectus or written communication (other than transmittal letters) filed by the Company with the Securities and Exchange Commission or any securities exchange on which shares of Capital Stock are listed.

                  4.3 Disputes. Holder shall have the right to object to any certificates, financial statements or other information delivered pursuant to
Section 3.1(b) or Section 4.1 that are used in connection with the determination of the Applicable Percentage or Contingent Payment, and, unless such objection is resolved by agreement of the Company and the Holder, the Company and Holder shall each have the right to submit the disputed matters to separate firms of independent accountants of recognized national standing for a joint resolution of the objection of such Holder (which firm of independent accountants may, in either case, be the firm of accountants regularly retained by the Company or Holder). If such Firms cannot jointly resolve the objection of Holder, then, unless otherwise directed by Agreement of the Company and the Holders, such firms shall in their sole discretion choose another firm of independent certified public accountants of recognized national standing not the regular auditor of Holder, the Company or their Affiliates, which firm shall resolve such objection. In either case, the determinations so made shall be conclusive under or through any of them, and any adjustment of the number or value of the Applicable Percentage or Contingent Payment resulting from such determination shall be made. The cost of any such determination shall be borne by the Company.

                  4.4 Interest and Extension of Exercise Period. Interest shall be payable at the rate payable on loans under the Loan and Security Agreement or, during an Event of Default, the Default Rate on any further amount payable pursuant to an adjustment made under this Agreement. Whenever any dispute shall exist under any provision of this Agreement, the Exercise Period shall be automatically extended for a period of time equal to the period of time which it takes to resolve such dispute,

                                    ARTICLE V

                               REPRESENTATIONS AND
                            WARRANTIES OF THE COMPANY

                  The Company hereby represents and warrants to Holder that, as of the Closing Date: the authorized capitalization of the Company is as set forth on Schedule A; the number of shares of Common Stock issued and outstanding are shown on schedule "A" annexed hereto, and no shares of the Company's Common Stock are held in its treasury except as shown on said Schedule "A"; all unissued shares of Common Stock reserved for any purpose; and all rights, including without limitation, options, warrants or other convertible or exchangeable securities entitling the holder thereof to acquire shares of Stock are set forth on Schedule A; all the outstanding shares of the Company's Common Stock have been validly issued without violation of any preemptive or similar rights and are fully paid and nonassessable.


                                   ARTICLE VI

                  REPRESENTATIONS AND WARRANTIES OF THE HOLDER

                  6.1 The Holder is acquiring this Shadow Warrant for its own account for the purpose of investment and not with a view to distribution or resale thereof.

                  6.2 Holder has the requisite knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the Shadow Warrant and has evaluated such risks.


                                   ARTICLE VII

                                  MISCELLANEOUS

                  7.1 Nonwaiver. No course of dealing or any delay or failure to exercise any right, power or remedy hereunder on the part of the Holder shall operate as a waiver of or otherwise prejudice Holder rights, powers or remedies.

                  7.2 Holder Not a Stockholder. Nothing contained in this Agreement shall be construed as conferring upon the Holder the right to purchase any shares of Capital Stock of the Company, the right to vote or to consent or to receive notice as stockholders in respect of the meetings of stockholders or the election of Directors of the Company or any other matter, or any rights whatsoever as a stockholder of the Company.

                  7.3 Notices. Any notice, demand or delivery to be made pursuant to the provisions of this Agreement shall be given to the attention of Holder in the manner and at the address specified in, or determined in accordance with, Section 25 of the Loan and Security Agreement, whether or not then in effect. Each Holder of a Shadow Warrant and the Company may designate a different address by notice to the other pursuant to this Section 7.3.

                  7.4 Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and assigns of the Company and the Holder.

                  7.5 Modification and Severability. If, in any action before any court or agency legally empowered to enforce any provision contained herein, any provision hereof is found to be unenforceable, then such provision shall be deemed modified to the extent necessary to make it enforceable by such court or agency. If any such provision is not enforceable as set forth in the preceding sentence, the unenforceability of such provision shall not affect the other provisions of this Agreement, but the Agreement, as applicable, shall be construed as if such unenforceable provision had never been contained herein.

                  7.6 Integration. This Agreement replaces all prior agreements, supersedes all prior negotiations and constitutes the entire agreement of the parties with respect to the transactions contemplated herein.

                  7.7 Amendment. Except as otherwise provided herein, this Agreement may not be modified or amended except by written Agreement of the Company and the Holder.

                  7.8 Headings. The headings of the Articles and Sections of this Agreement are for the convenience of reference only and shall not, for any purpose, be deemed a part of this Agreement.

                  7.9 Governing Law. This agreement shall be governed by the laws of the State of New York. THE PARTIES HERETO HEREBY WAIVE ANY RIGHTS THEY MAY HAVE TO A JURY TRIAL IN CONNECTION WITH ANY JUDICIAL PROCEEDINGS HEREUNDER.


                  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


                                            AMERTRANZ WORLDWIDE HOLDING, CORP.


                                            By:    /s/
                                               ---------------------------------
                                                 Title:


                                            BNY FINANCIAL CORPORATION


                                            By:    /s/
                                               ---------------------------------
                                                 Title:

                                    EXHIBIT A

                             NOTICE OF EXERCISE FORM


                  The undersigned hereby exercises its Exercise Rights under the Shadow Warrant dated as of ____________________ (the "Shadow Warrant Agreement") between AMERTRANZ WORLDWIDE HOLDING, CORP., a ___________________ Corporation (the "Company"), and BNY FINANCIAL CORPORATION, a New York corporation, and requests that the Contingent Payment (as defined in the Shadow Warrant Agreement) be delivered to the undersigned in the manner and form specified below:


Dated: _______________, ____





                                            By:
                                               ---------------------------------
                                               Signature of Holder

                                   SCHEDULE A


Authorized Capitalization of the Company




I.       Preferred Stock $10.00 par value per share
         Authorized - 2,500,000 shares
         Issued and Outstanding - 220,000 shares


II.      Common Stock $0.01 par value per share
         Authorized - 15,000,000 shares
         Issued and Outstanding - 5,926,504 shares