Form 10-K/A
period 1996-06-30
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1997-08-12
CIK 1009480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                Amendment No. 2
                                   FORM 10-K/A
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required) for the fiscal year ended June 30, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) for the transition period from to .

                                        Commission file number:   333-3613

                        AMERTRANZ WORLDWIDE HOLDING CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          11-3309110
---------------------------------                        --------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

2001 Marcus Avenue, Lake Success, New York                        11042
------------------------------------------                        -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (516) 326-9000
                                                             --------------

           Securities registered pursuant to Section 12(b) of the Act:

    Title of Class                    Name of Each Exchange on Which Registered
         None                                           None
         ----                                           ----

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.01 par value
                    Redeemable Common Stock Purchase Warrants

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


The Registrant hereby amends the following items, financial statements, exhibits, or other portions of its Annual Report on Form 10-K for the fiscal year ended June 30, 1996, which was filed with the Commission on September 27, 1996, as amended by Amendment No. 1, filed January 2, 1997:

     Part II, Item 7 of the Annual Report on Form 10-K is amended in its entirety as attached hereto.

     Part IV, Item 14 (a)(1) and (2) of the Annual Report on Form 10-K is amended in its entirety as attached hereto.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.


                                            AMERTRANZ WORLDWIDE HOLDING CORP.





Date:  August 12, 1997                 By:      /s/Stuart Hettleman
                                            ---------------------------------
                                            Stuart Hettleman
                                            President

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Overview
--------

         The Company was incorporated in January 1996 to continue the freight forwarding business of TIA and CFS and acquire Amertranz. The Company generated operating revenues of $27.4 million and had net losses before taxes of $6.4 million for the period January 1, 1996 through June 30, 1996. The loss included a one time charge of $3.3 million for debt placement expense in connection with financings prior to the Company's initial public offering which closed on July 3, 1996. The freight forwarding business of TIA and CFS generated operating revenues of $38.6 million and $38.2 million and had net income before taxes of $2.7 million and $2.4 million for the years ended December 31, 1994 and 1995, respectively.

         Historically, the CAS business has derived substantial operating revenues from companies engaging in business in Puerto Rico who were taking advantage of significant United States income tax benefits available to such companies. In 1993, Congress reduced the tax benefits available to companies doing business in Puerto Rico, and legislation enacted into law in August 1996 contains a 10-year phaseout of these tax benefits. This legislation, or in the event that there is any further modification to these tax benefits available to United States companies doing business in Puerto Rico, could result in these companies reducing the level of the business they have been doing in Puerto Rico, which could have a material adverse effect on the Company's operating results.

         While the freight forwarding business of TIA and CFS has been historically profitable, Amertranz has incurred losses in the last two years. Since the formation of the Company in February, 1996, in the combination of Amertranz and the freight forwarding business of TIA and CFS, management has attracted and hired additional experienced sales personnel for the domestic freight forwarding operation and thereby increased its sales team by more than 30%. In addition, management has begun maximizing the synergies created by the combination of its Amertranz and CAS businesses by (i) exploiting cross-selling opportunities, and (ii) taking advantage of underutilized operations infrastructure and purchased freight space.

Results of Operations
---------------------


Six Months Ended June 30, 1995 and 1996

         The Company began its existence as the holding company for the combined operations of Amertranz and the freight forwarding business of TIA and CFS on February 8, 1996. From and after February 8, 1996, the freight forwarding business of TIA and CFS was operated through the Company's CAS subsidiary. Prior to such date, the operations of Amertranz and the freight forwarding business of TIA and CFS were independent of each other. The following discussion relates to the combined results of the Company for the period February 8, 1996 through June 30, 1996 and only the operations of the freight forwarding business of TIA and CFS for the period January 1, 1996 through February 7, 1996, and the results of the freight forwarding business of TIA and CFS for the period January 1, 1995 through June 30, 1995.

                                           Six Months Ended
                                           ----------------
                                     June 30, 1996      June 30, 1995
                                     -------------      -------------
                                                    (Pro forma/Unaudited)



Operating revenue                    $27,445,583        $17,733,971
Cost of transportation                20,961,019         14,432,953
Gross profit                           6,484,564          3,301,018
Selling, general and
  adminstrative expenses               8,772,226          2,260,057
                                       ---------          ---------
Net income (loss) before taxes       ($6,396,524)        $  287,450
                                     ===========         ==========

         Operating Revenue. Operating revenue increased by $9.7 million, or 54.8%, from $17.7 million for the period January 1, 1995 through June 30, 1995, to $27.4 million for the period January 1, 1996 through June 30, 1996. This increase resuled almost entirely from the Company's acquisition of its Amertranz subsidiary on February 8, 1996.

         Cost of Transportation. Cost of transportation decreased to 76.4% of operating revenues for the period January 1, 1996 through June 30, 1996, from 81.4% of operating revenues for the period January 1, 1995 through June 30, 1995. Of this 5.0% change in cost of transportation as a percentage of operating revenues between the periods, approximately 1% resulted from an improvement in the operations of the Company's CAS subsidiary. The balance of the improvement resulted from the Company's Amertranz subsidiary's historically lower cost of transportation as a percentage of sales which were included in the 1996 period but not in the 1995 period.

         Gross Profit. As a result of the factors described in the two previous paragraphs, gross profit for the period January 1, 1996 through June 30, 1996, increased to 23.6% of operating revenues from 18.6% of operating revenue for the period January 1, 1995 through June 30, 1995.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 32.0% of operating revenues for the period January 1, 1996 through June 30, 1996, from 12.7% of operating revenues for the period January 1, 1995 through June 30, 1995. This increase is almost entirely attributable to the Company's acquisition of its Amertranz subsidiary on February 8, 1996 and that subsidiary's historically higher selling, general and administrative expenses as a percentage of its sales.


Years Ended December 31, 1994 and 1995

         Operating Revenue. Operating revenue decreased 1.0% to $38.2 million in 1995 from $38.6 million in 1994. While TIA and CFS experienced volume increases from most major customers, there were several major accounts that had significant decreases in revenue in 1995 compared to 1994 revenue. Sales to two major customers decreased by an aggregate of approximately $2.0 million in 1995 compared to 1994, which offset the gain in revenue by other accounts. Furthermore, several major accounts had large volume increases in 1994 due to unusual situations which did not recur in 1995. As an example, a major pharmaceutical firm instituted a recall which necessitated substantial additional air freight needs over normal business operations. Also, due to market conditions, several major retail suppliers had to use air freight in substantially greater volume than those used in normal market conditions. Operating revenue in 1995 show an annual compounded growth rate of 8% per year for the two years of 1994 and 1995.

         Cost of Transportation. Cost of transportation increased to 79.3% of 1995 operating revenue from 78.4% of 1994 operating revenue.

         Gross Profit. As a result of the factors described in the preceding paragraphs, gross profit for the year ended December 31, 1995 decreased to 20.7% from 21.6% of operating revenue in the comparable period of 1994.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased slightly to 11.8% of operating revenue in the year ended December 31, 1995 from 12.0% of operating revenue in the comparable period in 1994.

Years Ended December 31, 1993 and 1994

         Operating Revenue. Operating revenue increased 18.1% to $38.6 million in 1994 from $32.7 million in 1993. Most major customers had volume increases in 1994, including several major accounts that had unusually large volume increases in 1994 due to non-recurring situations.

         Cost of Transportation. Cost of transportation increased to 78.4% of 1994 operating revenue from 74.2% of 1993 operating revenue. This increase occurred because TIA and CFS chartered a fully-staffed and maintained aircraft during the last ten months of 1994, while TIA operated a leased aircraft during 1993. This increase is more than offset by the corresponding decrease in selling, general and administrative expense.

         Gross Profit. As a result of the factors described in the preceding paragraphs, gross profit for the year ended December 31, 1994 decreased to 21.6% from 25.8% of operating revenue for the comparable period in 1993.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 12.0% of operating revenue in the year ended December 31, 1994 from 19.9% of operating revenue in the comparable period in 1993. This decrease resulted from the cessation of TIA's operation of its leased aircraft and the elimination of the expenses associated therewith.

Liquidity and Capital Resources
-------------------------------


         The Company used approximately $6.6 million of cash in operating activities for the period January 1, 1996 through June 30, 1996. This cash was provided primarily by cash on hand of approximately $4.9 million and an increase in accounts payable and accrued expenses of approximately $1.1 million. The cash used in operating activities was primarily attributable to increases in the Company's accounts receivable of approximately $3.6 million, the net loss incurred by the Company of approximately $6.4 million during such period, and an increase in other assets of $1.2 million. The increase in accounts receivable is due principally to an increase in the trade receivables of the CAS operations from a zero balance at the beginning of the period to approximately $4.5 million at the end of the period. Cash used in investing activities was $400,000 primarily attributable to a cash advance evidenced by a note receiable. Cash provided by financing activities was $2.5 million consisting principally of $5.2 million proceeds from short-term borrowings and $4.0 million from a revolving loan from an affilitate, offset by $4.0 million in repayments of short-term borrowings and $2.6 million distributed to TIA.


         Prior to the combination with the freight forwarding business of TIA and CFS on February 7, 1996 and the initial public offering of the Company's securities on June 28, 1996 ("IPO"), Amertranz' internally generated cash flow was not sufficient to finance trade receivables and business expansion or to support operations. Amertranz met its capital requirements prior to that time primarily through: (i) the private sales of $350,000 of equity and debt securities between November, 1995 and January, 1996 ("Interim Financings"); (ii) the private sales of $3.975 million of equity and debt securities in February and May, 1996 ("Bridge Financings"); (iii) borrowings of $800,000 from TIA (see below); (iv) borrowings under an accounts receivable financing facility (see below); and (v) other private financings which were converted into equity as part of the February 7, 1996 combination. In addition CAS has a credit facility of up to $4 million from TIA and CFS under a revolving credit loan (see below).

         Of the $12,414,000 net proceeds to the Company on its initial public offering on June 28, 1996 (which closed on July 3, 1996), the Company applied $4,137,000 to repay the outstanding principal and interest balance on the Bridge Financings, $373,000 to repay the outstanding principal and interest balance on the Interim Financing, and $2 million as partial payment on the Exchange Note (see below). The $5,904,000 balance of proceeds from the IPO was retained by the Company for working capital and general corporate purposes.

         Fidelity Facility. In March 1995, Amertranz entered into an accounts receivable Purchase and Sale Agreement ("Fidelity Facility") with Fidelity Funding of California, Inc. ("Fidelity"), as amended July 5, 1995, October 25, 1995, and February 7, 1996. The Fidelity Facility expires in March 1997. Under the agreement, as amended, the Company can borrow the lesser of $3.125 million or 75% of eligible accounts receivable. Amertranz's borrowings under the Fidelity Facility are secured by a first lien on all of Amertranz's assets and are guaranteed by the Company. At June 30, 1996, the Company had outstanding borrowings of approximately $1,641,347 under the Fidelity Facility which represented the full amount available thereunder.

         TIA Loan. In October 1995, Amertranz obtained a $500,000 subordinated secured loan from TIA, which was increased to $800,000 in January 1996 ("TIA Loan"). The TIA Loan bears interest at the rate of 12% per annum and is repayable in 12 equal, consecutive monthly payments of principal and interest commencing August 2, 1996. However, TIA has agreed to defer repayment of the TIA Loan as described below. The TIA Loan is secured by a lien on all of the assets of Amertranz subordinated only to the lien granted to Fidelity in connection with the Fidelity Facility.

         Revolver Note. As part of the combination of Amertranz and the freight forwarding business of TIA and CFS, TIA and CFS agreed to advance to CAS, on a revolving loan basis, the net collections of the accounts receivable of TIA and CFS as of February 7, 1996 and additional amounts in the discretion of TIA and CFS, up to an aggregate maximum of $4,000,000 outstanding at any time, pursuant to the terms of a Revolving Credit Promissory Note ("Revolver Note"). Funds advanced under the Revolver Note with respect to the TIA and CFS accounts receivable do not bear interest prior to maturity. Discretionary advances under the Revolver Note bear interest at the greater of (i) 1% per month, or (ii) a fluctuating rate equal to the prime rate of interest as published in The Wall Street Journal, plus 4%. Advances under the Revolver Note may be used only for ordinary, current operating expenses of CAS unless TIA and CFS consent to another use of such funds. The Revolver Note matured on July 6, 1996; however, TIA and CFS have agreed to defer payment of the Revolver Note as described below. All obligations under the Revolver Note are guaranteed by the Company and Amertranz. All obligations under the Revolver Note and the guarantees thereof are secured by a first priority lien on all of the issued and outstanding shares of CAS, a first priority lien on all of the assets of the Company and CAS, and a lien on the accounts receivable of Amertranz, subordinate only to the first priority lien granted to Fidelity in connection with the Fidelity Facility and the second position lien granted to TIA in connection with the TIA Loan. As of June 30, 1996, the Company had outstanding borrowings of approximately $3,954,989 under the Revolver Note.

         Exchange Note. As part of the combination of Amertranz and the freight forwarding business of TIA and CFS, the Company issued to TIA and CFS a promissory note in the original principal amount of $10,000,000, which bears interest at the rate of 8% per annum ("Exchange Note"). The Exchange Note is payable in five consecutive monthly payments of principal and interest in the amount of $80,000 each, commencing March 1, 1996, and, thereafter, monthly payments of principal and interest in the amount of $166,667 each until the Exchange Note has been paid in full. Prior to the IPO, TIA and CFS exchanged $2,000,000 principal amount of the Exchange Note for 200,000 shares of the Company's Class A Preferred Stock, and of the proceeds of the IPO, $2,000,000 was used to repay a portion of the Exchange Note. As of June 30, 1996, the outstanding principal balance under the Exchange Note was $8 million. TIA and CFS have agreed to defer the balance of payments on the Exchange Note as described below.

         Forbearance by TIA and CFS. Under the terms of the respective obligations described above, payments on the TIA Loan would have commenced on July 28, 1996, payments on the Exchange Note were due monthly commencing on March 1, 1996, and the full outstanding balance of the Revolver Note was due on July 6, 1996. TIA and CFS have agreed to defer each payment on the TIA Loan and the Exchange Note to the extent the aggregate of the payments thereon then due exceeds 80% of the Company's earnings before interest, taxes, depreciation and amortization ('EBITDA') for the month in respect of which such aggregate payments are due. During any deferral period, interest will continue to accrue on these obligations in accordance with their respective terms. Such deferral will continue until the earlier of (i) the date after which the Company's EBITDA exceeds the sum of $600,000 for any consecutive two-month period, or (ii) November 1, 1996. Furthermore, TIA and CFS have agreed that they will defer collection of amounts due under the Revolver Note until the earlier of (i) refinancing of Amertranz's and CAS's accounts receivable working capital facilities, or (ii) December 31, 1996. TIA and CFS have further agreed that they will not take any action to foreclose on their security interests in the assets of the Company, Amertranz or CAS until June 27, 1997 unless any other secured creditor of the Company, Amertranz or CAS takes action to foreclose on its security interest or any creditor obtains a final judgement against the Company, Amertranz or CAS in an amount of $50,000 or more which judgment is not stayed.

         Working Capital Requirements. The Company believes that funds raised in the IPO, cash flows generated from operations and available funds under its existing loan facilities will be sufficient to finance its operations and obligations for the foreseeable future.

Inflation
---------

         The Company does not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on its operations.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K
          -----------------------------------------------------------------


(a)  1.  Financial Statements
         --------------------

AMERTRANZ WORLDWIDE HOLDING CORP.                                                                         PAGE
                                                                                                          ----
Report of Independent Public Accountants                                                                  F-1
Consolidated Balance Sheet as of June 30, 1996                                                            F-2
Consolidated Statement of Operations for the Six Months Ended June 30, 1996                               F-3
Consolidated Statement of Stockholders' Deficit for the Six Month Period Ended June 30, 1996              F-4
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1996                               F-5
Notes to Consolidated Financial Statements                                                                F-6

AMERTRANZ WORLDWIDE HOLDING CORP. (FORMERLY THE FREIGHT FORWARDING
BUSINESS OF TIA AND CFS)
Independent Auditors' Report                                                                              F-12
Balance Sheets as of December 31, 1994 and 1995                                                           F-13
Statements of Operations and Changes in Accumulated Deficit for the Years
   December 31, 1993, 1994 and 1995                                                                       F-14
Statements of Cash Flows for the Years Ended December 31, 1993, 1994 and 1995                             F-15
Notes to Financial Statements                                                                             F-16

(a)  2.  Financial Statement Schedules
         -----------------------------

Report of Independent Public Accountants on Schedule                                                      S-1
Schedule II - Schedule of Valuation and Qualifying Accounts                                               S-2

All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Amertranz Worldwide Holding Corp.:

         We have audited the accompanying consolidated balance sheet of Amertranz Worldwide Holding Corp., a Delaware corporation, as of June 30, 1996 and the related consolidated statement of operations, shareholders' deficit and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amertranz Worldwide Holding Corp. as of June 30, 1996 and the results of its operations and cash flows for the six month period then ended in conformity with generally accepted accounting principles.


                                                  ARTHUR ANDERSEN LLP



New York, New York
August 28, 1996

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                           CONSOLIDATED BALANCE SHEET


                                                                                         June 30, 1996       June 30, 1996
                                                                                         -------------       -------------
                                                                                                               PROFORMA
                                         ASSETS                                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                            $         377,490   $      6,280,562
  Accounts receivable, net of allowance for doubtful accounts of $371,322                      7,598,390          7,598,390
  Prepaid expenses and other current assets                                                      557,192            557,192
                                                                                       -----------------   ----------------
                  Total current assets                                                         8,533,072         14,436,144


PROPERTY AND EQUIPMENT, net (Note 3)                                                             829,442            829,442
DEBT ISSUANCE COST, net of accumulated amortization of $3,264,232                                103,466              -
OTHER ASSETS                                                                                   1,373,314            304,233
GOODWILL, net of accumulated amortization of $191,460 (Notes 2 and 4)                         11,900,735         11,900,735
                                                                                       -----------------     --------------


                  Total assets                                                         $      22,740,029     $   27,470,554
                                                                                       =================     ==============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                                     $       7,699,721     $    7,699,721
  Accrued expenses                                                                             2,028,274          1,842,229
  Note payable to affiliate                                                                    3,954,989          3,954,989
  Current portion of long-term debt (Note 5)                                                   8,766,347          3,961,347
  Lease obligation--current portion (Note 7)                                                      21,034             21,034
                                                                                       -----------------   ----------------
              Total current liabilities                                                       22,470,365         17,479,320


LONG-TERM DEBT (Note 5)                                                                        8,000,000          4,480,000

LEASE OBLIGATION--LONG-TERM (Note 7)                                                              18,315             18,315
                                                                                       -----------------   ----------------
              Total liabilities                                                               30,488,680         21,977,635
                                                                                       -----------------   ----------------


COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred Stock, $10 par value; 2,500,000 shares authorized, 200,000 shares issued
    and outstanding                                                                               -               2,000,000
  Common stock, $.01 par value; 15,000,000 shares authorized, 3,626,504 shares
    issued and outstanding                                                                        36,265             59,265
  Paid-in capital                                                                              8,567,675         19,889,712

  Accumulated deficit                                                                        (16,341,341)       (16,444,808)
  Less: Treasury stock, 106,304 shares held at cost                                              (11,250)           (11,250)
                                                                                       -----------------   ----------------
              Total stockholders' equity (deficit)                                            (7,748,651)         5,492,919
                                                                                       -----------------   ----------------
              Total liabilities and stockholders' equity (deficit)                     $      22,740,029   $     27,470,554
                                                                                       =================   ================


               The accompanying notes are an integral part of this
                          consolidated balance sheet.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                    Six Months
                                                                       Ended
                                                                  June 30, 1996
                                                                  -------------

OPERATING REVENUE                                                  $ 27,445,583

DIRECT COSTS                                                         20,961,019
                                                                   ------------

                  Gross profit                                        6,484,564

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                          8,772,226

                  Operating (loss)                                   (2,287,662)

OTHER INCOME (EXPENSE):

                  Interest expense                                   (4,057,864)

                  Other income (expense), net                           (50,998)

                  Net loss                                         $ (6,396,524)

                  Net loss per common share                        $      (1.84)
                                                                   ------------

                  Weighted average number of common shares            3,482,504
                                                                   ------------




               The accompanying notes are an integral part of this
                            consolidated statement.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1996


                                                         Additional

                                    Common Stock           Paid-in         Treasury Stock       Accumulated
                                 Shares       Amount       Capital      Shares       Amount      (Deficit)       Total
                                 ------       ------       -------      ------       ------      ---------       -----

Balance January 1, 1996           2,100,000  $21,000     $     -          -       $     -     $( 4,932,989)   $(4,911,989)

  Liabilities in excess of assets
    distributed to TIA/CFS            -          -             -          -             -        4,988,172      4,988,172

  Exchange Note issued to TIA/
    CFS in connection with asset
    exchange                          -          -             -          -             -      (10,000,000)   (10,000,000)

  Common Stock issued in
    connection with assigned
    notes                           280,888    2,809      1,376,301       -             -             -         1,379,110

  Common Stock issued in
    connection with Bridge
    and Interim financings          727,560    7,276      2,781,787       -             -             -         2,789,063

  Common Stock issued to
    former stockholders of
    Amertranz Worldwide             518,056    5,180      4,409,587       -             -             -         4,414,767
    Purchase of treasury
    stock                             -          -             -        106,304    (11,250)           -           (11,250)

  Net loss                            -          -             -           -            -      ( 6,396,524)    (6,396,524)
                                  ---------   -------    ----------     -------   ---------    ------------   ------------

Balance, June 30, 1996            3,626,504   $36,265    $8,567,675     106,304   $(11,250)   $(16,341,341)   $(7,748,651)
                                  =========   =======    ==========     =======   ========    ============    ===========




               The accompanying notes are an integral part of this
                            consolidated statement.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                                 $(6,396,524)
  Bad debt expense                                                                                             (13,187)
  Depreciation and amortization                                                                                361,467
  Decrease in debt issuance costs                                                                            3,208,809
  Adjustments to reconcile net income to net cash used in operating activities-
     Increase in accounts receivable                                                                        (3,628,728)
     Increase in prepaid expenses and other current assets                                                     (22,301)
     Increase in other assets                                                                               (1,214,586)
     Increase in accounts payable and accrued expenses                                                       1,130,878
     Increase in due to affiliates                                                                               1,414
                  Net cash used in operating activities                                                     (6,572,758)
                                                                                                           -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                                         (123,068)
  Cash advances under notes receivable                                                                        (300,000)
                  Net cash used in investing activities                                                       (423,068)
                                                                                                           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from loan payable                                                                             (56,515)
  Proceeds from short-term debt                                                                              5,190,064
  Repayment of long-term debt                                                                               (3,990,064)
  Proceeds from revolving loan due to affiliate                                                              3,954,989
  Payment of lease obligations                                                                                  (8,139)
  Purchase of treasury stock                                                                                   (11,250)
  Cash portion of assets distributed to TIA                                                                 (2,590,031)
                                                                                                           -----------
                  Net cash provided by financing activities                                                  2,489,054
                                                                                                           -----------

                  Net decrease in cash and cash equivalents                                                 (4,506,772)
                                                                                                           -----------

CASH AND CASH EQUIVALENTS, beginning of the year                                                             4,884,262
                                                                                                           -----------
CASH AND CASH EQUIVALENTS, end of the year                                                                 $   377,490
                                                                                                           ===========

CASH PAYMENTS FOR:
  Interest                                                                                                 $   825,563
  Income taxes                                                                                                 434,199

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT & FINANCING ACTIVITIES
          On February 7, 1996 Holdings purchased the capital stock of Amertranz for shares valued at $4,415,000. In conjunction with the acquisition, the resulting goodwill is as follows:

  Net liabilities assumed                                                                                  $ 7,685,000
  Purchase price                                                                                             4,415,000
                                                                                                           -----------
  Goodwill                                                                                                  12,100,000
  Net liabilities retained by TIA/CFS                                                                        4,988,172
  Cash portion of assets distributed to TIA                                                                 (2,590,031)
                                                                                                           -----------
                  Net liabilities distributed                                                              $ 2,398,141
                                                                                                           ===========


               The accompanying notes are an integral part of this
                            consolidated statement.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BACKGROUND

         In January 1996, Amertranz Worldwide Holding Corp. ("Holding" or the "Company") was incorporated in the state of Delaware. Effective February 7, 1996, Holding concluded an Asset Exchange Agreement (the "Agreement") with TIA, Inc. ("TIA"), Caribbean Freight System, Inc. ("CFS"), Amertranz Worldwide, Inc. ("Amertranz") and the stockholders and convertible note holders of Amertranz. As part of this transaction, Holding received (i) all of the issued and outstanding stock of Amertranz, (ii) $1,379,110 in convertible notes of Amertranz, and (iii) the air freight forwarding business of TIA and CFS. Holding then contributed the air freight forwarding business of TIA and CFS to Caribbean Air Services, Inc. ("CAS") in return for all of the issued and outstanding shares of CAS. TIA and CFS received 2,100,000 shares of common stock of the Company and a $10,000,000 promissory note, as discussed in Note 4, in addition to stock in the Company.

         The transactions described above have been accounted for as a recapitalization of TIA and CFS, whereby the historical data for their freight forwarding operations are being presented as that of Holdings for all periods presented. The issuance of the $10,000,000 Promissory Note has been reflected as a charge to retained earnings and the distribution of assets and liabilities to TIA and CFS has been reflected as a net adjustment to equity, at book value
(which approximates fair value). The transaction with Amertranz has been accounted for as an acquisition under purchase accounting.

         On July 3, 1996, the Company completed an initial public offering ("IPO") of 2,300,000 shares of common stock and redeemable common stock purchase warrants at an initial offering price of $6.10 per share. Prior to the IPO, there was no public market for the Company's capital stock. The net proceeds to the Company of $12,414,117 were used to pay down existing debt of $6,503,000 and the balance is available for working capital purposes. Additionally, the Company issued 200,000 shares of Class A, non-voting, cumulative, convertible preferred stock with a par value of $10.00 in exchange for payment of $2,000,000 of its promissory note with TIA and CFS.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies of the Company, as summarized below, are in conformity with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of Consolidation

         The consolidated financial statements include the accounts of Holding, CAS and Amertranz since February 7, 1996. The accompanying consolidated statements of operations and changes in retained earnings (deficit) include the accounts of the former air freight business of TIA (a wholly-owned subsidiary of Wrexham Aviation Corporation) and CFS, which was not a separate legal or historical reporting entity for the period January 1, 1996 through February 7, 1996. All significant intercompany accounts and transactions have been eliminated.

  Property and Equipment

         Property and equipment are stated at cost. Depreciation is computed under the straight-line method over estimated useful lives ranging from 3 to 8 years. Assets under capital leases are depreciated over the shorter of the estimated useful life of the asset or the lease term. The Company utilizes a half-year convention for assets in the year of acquisition and disposal.

  Goodwill


         Goodwill represents the excess of cost over the net assets acquired and is amortized on a straight-line basis over 25 years. Management periodically assesses whether there has been an impairment in the carrying value of the excess of cost over the net assets acquired, by comparing current and projected annual undiscounted cash flows with the carrying amount. In the event there is an impairment of goodwill, management would reduce the carrying value to an amount equal to the projected discounted cash flow of the underlying assets.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




  Stock Options

         The Company grants stock options to certain officers and related parties. Compensation expense is recognized based upon the aggregate difference between the fair market value of the Company's stock at date of grant and the option price. Compensation expense is recognized equally over the vesting period.

  Proforma Data

         The unaudited proforma balance sheet gives effect to the IPO discussed in Note 1 as if it had closed on June 30, 1996.

  Revenue Recognition

         Revenue from freight forwarding is recognized upon delivery of goods and direct expenses associated with the cost of transportation are accrued concurrently. Monthly provision is made for doubtful receivables, discounts, returns and allowances.

  Cash and Cash Equivalents

         Cash at June 30, 1996 includes $297,000 of overnight repurchase agreements.

  Per Share Data


         Earnings per share is computed using the weighted average number of common shares outstanding and, where applicable, common equivalent shares issuable upon exercise of stock options and warrants redeemable under the treasury stock method to the extent that they are dilutive.

Fair Value of Financial Instruments

         Cash equivalents are reflected at cost which approximate their fair values. The carrying amounts of the accounts receivable and debt approximate their fair value.


3. PROPERTY AND EQUIPMENT, NET

         Property and Equipment consists of the following:

    Furniture and fixtures                                         $   303,502
    Computer equipment                                                 421,946
    Computer software                                                  219,701
    Leasehold improvements                                              63,658
    Logos and trademarks                                                22,349
    Vehicle                                                              8,499
                                                                --------------
                                                                     1,039,655
    Less:  Accumulated depreciation and amortization                   210,213
                                                                --------------
                                                                   $   829,442
                                                                ==============

4. ACQUISITION

         Holding acquired all of the issued and outstanding stock of Amertranz and the former stockholders of Amertranz received 870,254 shares (which consist of the investment in Amertranz Worldwide of 518,056 shares, assigned notes of 280,888 shares and 71,310 shares associated with the Interim Financing) of Holding's common stock and options to purchase 224,399 shares of Holding's common stock valued at $4,415,000 or approximately $4.25 per share and option. The Amertranz transaction has been accounted for as a purchase and resulted in goodwill of approximately $12.1 million which represents the excess of the cost over the fair value of the assets acquired.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



5. DEBT

         As of June 30, 1996, long-term and short-term debt consisted of the following:

                  Promissory note to TIA and CFS (a)           $  10,000,000
                  Revolving loan to TIA and CFS (b)                3,954,989
                  February Bridge notes (c)                        2,775,000
                  May bridge notes (d)                             1,200,000
                  Asset-based financing (e)                        1,641,347
                  Notes payable to TIA (f)                           800,000
                  Interim financing (g)                              350,000
                                                              --------------

                  Total debt                                      20,721,336
                  Less: Current portion                          (12,721,336)
                                                              --------------
                  Long-term debt                                $  8,000,000
                                                              ==============

         (a) On February 7, 1996, as part of the Agreement, Holding issued to TIA and CFS a $10,000,000 promissory note which bears interest at the rate of 8.0% per annum. The note is payable in five consecutive monthly payments of principal and interest in the amount of $80,000 each, commencing March 1, 1996, and thereafter monthly payments of principal and interest in the amount of $166,667 each until the note is paid in full. On July 3, 1996, Holding repaid $2,000,000 of this debt from the proceeds of the IPO and converted $2,000,000 of the note into Class A, non-voting, cumulative, convertible preferred stock.

         (b) As part of the Agreement, TIA and CFS have agreed to lend to CAS on a revolving loan basis, an amount up to the net cash collections of TIA and CFS's accounts receivable as of February 7, 1996 and additional amounts at the discretion of TIA and CFS, up to an aggregate maximum of $4,000,000 outstanding at any time, pursuant to the terms of a Revolving Credit Promissory Note. Only funds advanced at the discretion of TIA and CFS bear interest, at the greater of
(i) 1% per month or (ii) at a rate of 4% over prime. The note is due July 6, 1996. The note is secured by all of the assets of CAS and is guaranteed by Holding and Amertranz. As of June 30, 1996, $3,954,989 was outstanding under this facility.

         (c) On February 7, 1996, Holding consummated a private placement with a group of investors whereby Holding borrowed $2,775,000 and issued promissory notes. The notes are due at the earlier of (i) the consummation of the IPO by Holding or (ii) February 7, 1998 or (iii) the sale or merger of Holding. The investors also received 416,250 shares of common stock of Holding, as well as 832,500 warrants to purchase shares of common stock of Holding for five years at $5.00 per share. These warrants convert into warrants upon the completion of the IPO by Holding and will be exercisable at the IPO price. The notes accrue interest at 10% per annum until April 30, 1996 and thereafter at 15% per annum. The notes are secured by a junior lien on all of the assets of the Company. The Company has recorded debt issuance costs of approximately $2,143,000 in connection with such bridge financing and will amortize the amount over the life of the debt. Upon repayment of the debt, the related unamortized debt issuance cost would be expensed. The effective annual rate of interest on the notes after giving effect to the debt issuance cost of $2,143,000 is 200%. The fair value of the shares of common stock at the time of issuance was $4.25 per share. This debt was repaid on July 3, 1996 with the proceeds of the IPO.

         (d) On May 10, 1996, Holding consummated a private placement with a group of investors whereby Holding borrowed $1,200,000 and issued promissory notes. The notes are due at the earlier of (i) the closing of the IPO by Holding or (ii) February 7, 1998 or (iii) the sale or merger of Holding. The investors also received 240,000 shares of common stock of Holding, as well as 480,000 warrants to purchase shares of common stock of Holding for five years at $5.00 per share. These warrants convert into IPO warrants upon the completion of the IPO by Holding and will be exercisable at the IPO price. The notes accrue interest at 15% per annum. The notes are secured by a lien on all of the assets of the Company. The Company has recorded debt issuance costs of approximately $1,020,000 in connection with such bridge financing and will amortize the amount over the life of the debt. Upon repayment of the debt, the related unamortized debt issuance cost would be expensed. The effective annual rate of interest on the notes after giving effect to the debt issuance cost of $1,020,000 is 525%. The fair

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



value of the shares of common stock at the time of issuance was $4.25 per share. This debt was repaid on July 3, 1996 with the proceeds of the IPO.

         (e) Amertranz entered into a Purchase and Sale Agreement with a lender whereby it receives advances of up to 75% of the net amounts of eligible accounts receivable outstanding to a maximum amount of $3,125,000. The loan is subject to interest at a rate of 4% per annum over the prevailing prime rate (8.25% as of June 30, 1996). At June 30, 1996, the outstanding balance on the credit line was $1,641,347, which represented the full amount available thereunder. The lender has a security interest in all present and future accounts receivable, machinery and equipment and other assets of Amertranz and the loan is guaranteed by Holding.

         (f) In October 1995, Amertranz obtained a $500,000 subordinated secured loan from TIA, which was increased to $800,000 in January 1996 ("TIA Loan"). The original TIA Loan bears interest at the rate of 12% per annum and is repayable in 12 equal, consecutive monthly payments of principal and interest commencing 30 days after the closing of the IPO.

         (g) Between November 1995 and January 1996, Amertranz obtained financing of $350,000 ("Interim Financing") and issued $350,000 in aggregate principal amount of promissory notes. Repayment of the principal amount due under these notes, together with interest at the rate of 12% per annum is due upon the earlier of (i) the closing of the IPO by Holding or (ii) February 7, 1998 or (iii) the sale or merger of Holding. The holders of these notes also received shares of Amertranz common stock that were converted into 71,310 shares of Holding common stock. The Company has recorded a debt issuance cost of $150,000 in connection with the issuance of the stock and will amortize the amount over the life of the debt. Upon repayment of the debt, the related unamortized debt issuance cost would be expensed. The effective annual rate of interest on the notes after giving effect to the debt issuance cost of $150,000 is 98%. The fair value of the shares of common stock at the time of issuance was $2.22 per share. This debt was repaid on July 3, 1996 with the proceeds of the IPO.

         Between June 1995 and November 1995, Amertranz borrowed $1,379,110 in aggregate principal amount from persons affiliated with Amertranz and other non-affiliated lenders and issued convertible notes therefor. All of these notes were assigned by the holders thereof to Holding as part of the Combination and are included in additional paid-in capital.

         TIA and CFS have agreed that, upon consummation of the IPO, they will defer each payment on the TIA Loan and the Exchange Note to the extent the aggregate of the payments thereon then due exceeds 80% of the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for the month in respect of which such aggregate payments are due. During any deferral period, interest will continue to accrue on these obligations in accordance with their respective terms. Such deferral will continue until the earlier of (i) the date after which the Company's EBITDA exceeds the sum of $600,000 for any consecutive two-month period, or (ii) November 1, 1996. Furthermore, TIA and CFS have agreed that, upon consummation of the IPO, they will defer collection of amounts due under the Revolver Note until the earlier of (i) refinancing of Amertranz's and CAS's accounts receivable working capital facilities, or (ii) December 31, 1996.

6. STOCKHOLDERS' EQUITY (DEFICIT)

  Stock Options and Warrants

         As of June 30, 1996, the Company had options outstanding to purchase a total of 523,399 shares of common stock at exercise prices ranging from $.16 to $6.00, of which 237,673 options are exercisable. No options were exercised as of June 30, 1996. 224,399 of these options replaced outstanding options of Amertranz and were included in the computation of the consideration received by the former Amertranz stockholders. The Company also had warrants outstanding to purchase 1,386,783 shares of common stock at an exercise price equal to the exercise price of the warrants issued in connection with the Company's February and May bridge financings.

         In connection with the IPO, the Company issued 2,300,000 shares of common stock and 2,300,000 warrants. Each warrant entitles the holder thereof to purchase one share of common stock for $6.00 during the four-year period commencing one year from the date of this Prospectus. The Company may redeem the warrants at a price of $.01 per warrant at any time

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



after they become exercisable upon not less than 30 days' prior written notice if the last sale price of the common stock has been at least $10.00 for each of the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

  Preferred Stock

         As of June 30, 1996, the Company does not have any preferred stock authorized or issued. However, the Board of Directors is authorized without further action by the stockholders, to issue series of preferred stock. On July 3, 1996, the Company issued 200,000 shares of Class A, non-voting, cumulative, convertible preferred stock with a par value of $10.00 in exchange for a paydown of $2,000,000 on the $10,000,000 promissory note.

         The Preferred Stock will pay cumulative cash dividends at an annual rate of $1.00 per share. The Company is prohibited from paying any dividends on common stock unless all required preferred dividends have been paid. Each share of Preferred Stock may be converted at the option of the holder into common stock at a conversion price of the lower of (i) the IPO price per share of common stock or (ii) 80% of the average of the closing price per share of common stock on the day prior to the conversion date. Preferred Stock holders are entitled to a liquidation preference of $10.00 per share plus all accrued and unpaid dividends.

7. COMMITMENTS AND CONTINGENCIES

  Leases

         Future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

   YEAR ENDING                          CAPITAL LEASES          OPERATING LEASES
   -----------                          --------------          ----------------

    1997                                    $24,053                $  803,097
    1998                                     13,234                   537,365
    1999                                      6,456                   193,626
    2000                                       --                     129,084
    2001                                       --                        --
                                            -------                ----------


    Total minimum lease payments             43,743                $1,663,172
                                                                   ==========
    Less--Amount representing interest       (4,394)
                                            -------
                                            $39,349
                                            =======


  Employment Agreements

         Amertranz has employment agreements with certain employees expiring at various times through July 2000. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 1996, excluding bonuses, was approximately $1,534,000.

  Litigation

         Amertranz is a defendant in a lawsuit initiated by the trustee in bankruptcy of Aeronautics Express, Inc. ("AEI"), a company with whom Amertranz engaged in discussions concerning a prospective business combination during the early spring of 1994. The complaint was filed in the United States Bankruptcy Court for the Southern District of New York in December 1995, and alleges that Amertranz improperly obtained control over the assets of AEI, committed fraud in connection with the business discussion, breached an agreement not to solicit the business or customers of AEI, induced AEI to convey property to Amertranz for less than fair value and failed to pay AEI compensation for services rendered by AEI to Amertranz. The

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



complaint seeks damages in excess of $11 million. The Company has reached an agreement with the trustee in bankruptcy to settle the litigation for $50,000. This settlement is conditioned upon the approval of the United States Bankruptcy Court.

8. INCOME TAXES

         At February 7, 1996, the Company had a tax net operating loss carryforward of approximately $7,757,000, available within statutory limits, to offset future regular federal taxable income. In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carryforwards. Such a change in ownership was deemed to have occurred in connection with the Asset Exchange Agreement in which Amertranz became part of Holding, at which time the Company's net operating loss carryforwards amounted to approximately $7,757,000. The annual limitation of the utilization of such tax attributes over the fifteen year carryforward amounts to approximately $206,000. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. This limitation could affect the Company's future provisions for or payment of federal income tax should the Company's operations produce increased amounts of taxable income in the future.

         Deferred tax benefits at June 30, 1996, which are fully offset by a valuation allowance, primarily represent the estimated future tax effects of federal net operating losses aggregating approximately $3,548,022.

9. RELATED PARTY TRANSACTIONS

         Under the terms of a cargo aircraft charter agreement with Tradewinds Airlines, Inc. ("Tradewinds Air"), a subsidiary of Tradewinds Acquisition Corporation, of which TIA owns approximately 30% of the outstanding common stock, CAS has exclusive rights until June 30, 1998 to the use of a leased L-1011 freighter aircraft. While CAS is guaranteed the use of the L-1011 aircraft as needed, it pays only for actual use of the aircraft at market rates.

         CAS had sales to Amertranz of approximately $242,000, and related accounts receivable of approximately $213,000 as of and for the six month period ended June 30, 1996.

         At June 30, 1996, Amertranz owes approximately $213,000 to TIA for air freight forwarding services.

10. SIGNIFICANT CUSTOMERS

         During the six month period ended June 30,1996, no single customer accounted for sales of 10% or more of the Company's revenue.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
TIA, Inc.:

         We have audited the accompanying balance sheets of Amertranz Worldwide Holding Corp. (formerly The Freight Forwarding Business of TIA and CFS) (note 1) as of December 31, 1994 and 1995 and the related statements of operations and changes in accumulated deficit and cash flows for each of the years in the three-year period ended December 31, 1995. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amertranz Worldwide Holding Corp. (formerly The Freight Forwarding Business of TIA and CFS) as of December 31, 1994 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                                       KPMG PEAT MARWICK LLP

Greensboro,  North  Carolina
March 8, 1996, except with respect to
the last paragraph in Note 2 for which
the date is May 1, 1996

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                                 BALANCE SHEETS

                           December 31, 1994 AND 1995
                                                                                        1994              1995
                                                                                        ----              ----
                                        ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 2,141,047        $ 2,463,336
   Accounts receivable, net of allowance for doubtful accounts
      of $131,229 in 1995 and $228,424 in 1994 (Note 7)                               5,196,113          5,379,903
   Income taxes receivable                                                                   --             65,000
   Prepaid expenses and deposits                                                        111,878             84,917
                                                                                    -----------        -----------

          Total current assets                                                        7,449,038          7,993,156
                                                                                    -----------        -----------

   Property and equipment, at cost:
      Ground support equipment                                                        1,211,507          1,259,942
      Furniture, fixtures and leasehold improvements                                    374,751            429,145
                                                                                    -----------        -----------

                                                                                      1,586,258          1,689,087
       Less accumulated depreciation and amortization                                   762,229          1,129,340
                                                                                    -----------        -----------
          Net property and equipment                                                    824,029            559,747
   Notes receivable (Note 3)                                                                 --            500,000
   Other assets                                                                          54,077             54,077
                                                                                    -----------        -----------

                                                                                    $ 8,327,144        $ 9,106,980
                                                                                    ===========        ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Note payable to affiliate (Note 4)                                               $ 3,387,808        $ 2,187,808
   Current installments of note payable (Note 4)                                         25,000             25,000
   Accounts payable (Note 7)                                                          1,614,424          1,605,257
   Accrued liabilities (Note 4)                                                       1,479,493          1,235,568
   Income taxes payable                                                                 108,201                 --
                                                                                    -----------        -----------
          Total current liabilities                                                   6,614,926          5,053,633
                                                                                    -----------        -----------

   Note payable (Note 4)                                                                 50,000             25,000
   Note payable to Parent (Note 4)                                                    8,940,336          8,940,336
                                                                                    -----------        -----------

          Total liabilities                                                          15,605,262         14,018,969
                                                                                    -----------         ----------

   Stockholders' equity (deficit):
      Common stock, $.01 par value; 15,000,000 shares
         authorized, 2,100,000 shares issued
         and outstanding                                                                 21,000             21,000
      Accumulated deficit                                                            (7,299,118)        (4,932,989)
                                                                                    -----------        -----------
   Total stockholders' equity (deficit)                                              (7,278,118)        (4,911,989)
   Commitments and contingencies (Notes 6 and 9)
                                                                                    $ 8,327,144        $ 9,106,980
                                                                                    ===========        ===========



                 See accompanying notes to financial statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                          STATEMENTS OF OPERATIONS AND
                         CHANGES IN ACCUMULATED DEFICIT

                  Years Ended December 31, 1993, 1994 and 1995



                                                                         DECEMBER 31,
                                                     ----------------------------------------------------
                                                         1993                1994                1995
                                                         ----                ----                ----


Operating revenue                                      $32,670,727        $38,576,285         $38,211,306
Cost of transportation (Note 7)                         24,231,379         30,254,733          30,300,476
                                                     -------------       ------------        ------------

     Gross profit                                        8,439,348          8,321,552           7,910,830
Selling, general and administrative expenses             6,504,897          4,633,676           4,513,154
                                                     -------------       ------------           ---------

     Operating income                                    1,934,451          3,687,876           3,397,676
Other income (expense):
     Interest expense (Note 4)                          (1,107,520)        (1,143,787)         (1,155,215)
     Other, net                                             41,928            117,214             123,668
                                                     -------------       ------------        ------------

     Total other expense                                (1,065,592)        (1,026,573)         (1,031,547)
                                                     -------------       ------------        ------------

     Income before income taxes                            868,859          2,661,303           2,366,129
Income taxes (Note 5)                                           --            108,201                  --
                                                     -------------       ------------        ------------

Net income                                                 868,859          2,553,102           2,366,129
Accumulated deficit:
     Balance at beginning of year                      (10,721,079)        (9,852,220)         (7,299,118)
                                                     -------------       ------------        ------------

Balance at end of year                               $  (9,852,220)      $ (7,299,118)       $ (4,932,989)
                                                     =============       ============        ============











               See accompanying notes to the financial statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1993, 1994 and 1995

                                                                                        DECEMBER 31,
                                                                        --------------------------------------------
                                                                           1993             1994             1995
                                                                           ----             ----             ----
Cash flows from operating activities:
   Net income                                                           $ 868,859       $ 2,553,102      $ 2,366,129
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Depreciation and amortization                                        416,830           377,569          367,111
     Net disposals of property and equipment                                   --            46,978               --
     Bad debt expense                                                     153,574            70,000           41,000
   Changes in assets and liabilities:
     Increase in accounts receivable                                     (771,087)         (949,027)        (224,790)
     Increase in income taxes receivable                                       --                --          (65,000)
     Increase in inventory                                                (11,309)               --               --
     (Increase) decrease in prepaid expenses                             (140,608)          581,376           26,961
     Increase (decrease) in accounts payable                              487,518          (274,010)          (9,167)
     Decrease in accrued liabilities                                     (706,398)         (165,264)        (243,925)
     Increase (decrease) in income taxes payable                               --            68,201         (108,201)
                                                                        ---------       -----------      -----------

       Total adjustments                                                 (571,480)         (244,177)        (216,011)
                                                                        ---------       -----------      -----------
       Net cash provided by operating activities                          297,379         2,308,925        2,150,118

Cash flows from investing activities:
    Cash advances under notes receivable                                       --                --         (500,000)
    Purchases of furniture, fixtures and equipment                        (95,567)          (42,280)        (102,829)
    Increase in other assets                                               (7,393)           (9,405)              --
                                                                        ---------       -----------      -----------

       Net cash used in investing activities                             (102,960)          (51,685)        (602,829)
Cash flows from financing activities:
    Proceeds from Parent cash advance                                     400,000                --               --
    Repayments on Parent cash advance                                    (161,199)         (238,801)              --
    Payments on note payable to affiliate                                      --                --       (1,200,000)
    Repayments on notes payable                                          (274,162)         (231,264)         (25,000)
                                                                        ---------       -----------      -----------

       Net cash used in financing activities                              (35,361)         (470,065)      (1,225,000)
                                                                        ---------       -----------      -----------

Net increase in cash and cash equivalents                                 159,058         1,787,175          322,289
Cash and cash equivalents at beginning of year                            194,814           353,872        2,141,047
                                                                        ---------       -----------      -----------

Cash and cash equivalents at end of year                                  353,872         2,141,047        2,463,336
                                                                        =========       ===========      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                 586,056         1,666,950          946,155
                                                                        =========       ===========      ===========
   Cash paid during the year for income taxes                           $      --       $        --      $   173,201
                                                                        =========       ===========      ===========




               See accompanying notes to the financial statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                          NOTES TO FINANCIAL STATEMENTS

                        December 31, 1993, 1994 and 1995


(1) Significant Accounting Policies

  Company Background

         In January 1996, Amertranz Worldwide Holding Corp. ('Holding') was incorporated in the state of Delaware. Effective February 7, 1996, Holding concluded an asset exchange agreement with TIA, Inc. ('TIA'), its 51% owned subsidiary, Caribbean Freight System, Inc. ('CFS'), Amertranz Worldwide, Inc. ('Amertranz') and the stockholders and convertible note holders of Amertranz. As part of this transaction, Holding received (i) all of the issued and outstanding stock of Amertranz, (ii) $1,379,110 in convertible notes of Amertranz, and (iii) the freight forwarding business of TIA and CFS. Holding then contributed the freight forwarding business of TIA and CFS to Caribbean Air Services, Inc. ('CAS') in return for all of the issued and outstanding shares of CAS. TIA and CFS received a $10,000,000 promissory note in addition to 2,100,000 shares of common stock in Holding, as discussed in Note 2.

  Basis of Financial Statement Presentation

         The accompanying balance sheets and statements of operations and changes in accumulated deficit and cash flows include the accounts of the former air freight business of TIA (a wholly owned subsidiary of Wrexham Aviation Corporation) and CFS, which have been combined for reporting purposes as The Freight Forwarding Business of TIA and CFS (the 'Business'), which is not a separate legal or historical reporting entity. The Business of TIA and CFS is treated as the predecessor since TIA and CFS represent the majority and controlling shareholders of Holding, accordingly the issuance of 2,100,000 shares of stock by Holding for the freight forwarding business of TIA and CFS has been accounted for as a recapitalization of the Business. Although the Business is not a separate legal entity, since the Business is treated as the predecessor the effect of the issuance of the 2,100,000 shares of common stock of Holding in February 1996 has been reflected in the financial statements as if it had occurred as of the beginning of the earliest year presented. Since the Business was combined in February 1996 with Holding the accompanying financial statements include the accounts of TIA and CFS related to their air freight businesses and exclude accounts related to the minority interest in CFS.

         At December 31, 1995, CFS has a 51% ownership interest in Caribbean Air Services Dominicana, Inc. (CASD); however, the accompanying financial statements do not include the accounts of CASD since CASD was not combined with Holding.

         All significant intrabusiness balances and transactions have been eliminated in the financial statements.

  Description of Business

         The Business operates an air freight forwarding business primarily serving the eastern half of the United States, Puerto Rico and the Dominican Republic.

  Revenue Recognition

         The Business is involved in brokering air cargo services for freight flown between the United States, Puerto Rico and the Dominican Republic. Revenues, and related direct costs, are recognized when the shipments of cargo are completed. Monthly provision is made for doubtful receivables, discounts, returns and allowances.

  Cash and Cash Equivalents

         Cash at December 31, 1995 includes $2,290,000 of overnight repurchase agreements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                        December 31, 1993, 1994 and 1995



(1)  Significant Accounting Policies - (Continued)

  Property and Equipment

         Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets of five years for ground support equipment and 5 to 10 years for furniture, fixtures and leasehold improvements.

  Income Taxes

         The operations of the Business are included in the federal and state income tax returns of TIA and CFS. Income taxes allocated to the Business are based on the actual income taxes of TIA and CFS for the periods presented.

         Deferred tax assets and liabilities are recognized under the asset and liability method for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Financial Instruments

         The carrying amounts of accounts receivable, notes receivable, note payable to affiliate, accounts payable and accrued liabilities approximate fair value because of the short maturity of these financial instruments. The carrying amount of the note payable to the Parent approximates fair value because it bears interest at an adjustable rate.

  Earnings per Share

         Earnings per share information has not been presented since it would not be representative of future earnings per share information due to the combination of the Business with Holding and Amertranz on February 7, 1996 and the related changes in stockholders' equity which took place at that time.

  Reclassification

         Certain amounts in the 1993 and 1994 financial statements have been reclassified to conform with the 1995 presentation.

  Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                        December 31, 1993, 1994 and 1995


(2)  Asset Exchange Agreement

         In anticipation of a public offering of securities ("Offering"), in February 1996 TIA and CFS entered into an asset exchange agreement discussed in note 1 in which the air freight business of TIA and CFS was combined with Holding, which contributed the business to a wholly owned subsidiary.

         The air freight business is defined by the agreement to include customer lists and related business and marketing records; CFS's rights under a freight handling agreement with CASD; the use of the names "Caribbean Air Services" and "Tradewinds International Airlines;" the operating leases for the Puerto Rico, Greensboro, North Carolina, and Hartford, Connecticut business facilities; furniture and fixtures of $86,830 as of December 31, 1995 and $83,525 as of February 7, 1996; and all assignable customer and sales representative contracts of TIA and CFS in connection with their air freight businesses. The air freight business does not include any other assets of TIA and CFS, including cash, accounts receivable, notes receivable, securities, equipment, aircraft, parts or tools, nor any liabilities of TIA or CFS.

         In exchange for the transfer of the air freight operating assets described above, TIA and CFS received a promissory note of $10,000,000 and 2,100,000 shares of Holding (allocated to TIA and CFS as notes receivable of $8,000,000 and $2,000,000, respectively, and 1,680,000 and 420,000 shares, respectively). The promissory note bears interest at 8%, and is due from March 1, 1996 through July 1, 1996 in monthly payments of $80,000 and from August 1, 1996 in monthly payments of $166,667. In addition, Holding intends to apply $2,000,000 of the net proceeds from the proposed public offering of securities discussed in the first paragraph above against the promissory note.

         Pursuant to the asset exchange agreement, TIA and CFS agreed to advance to the aforementioned subsidiary of Holding, on a revolving loan basis, the net collections of TIA's and CFS's accounts receivable as of February 7, 1996 and additional amounts in the discretion of TIA and CFS, up to an aggregate maximum of $4,000,000 outstanding at any time. Funds advanced under the revolving loan with respect to TIA's and CFS's accounts receivable do not bear interest and discretionary advances bear interest at the greater of 1% per month or the prime rate plus 4%. The revolving loan matures on July 6, 1996.

         The promissory note and revolving loan are secured by a first priority lien on all of the issued and outstanding shares of the aforementioned subsidiary of Holding, a first priority lien on all of the assets of Holding and the subsidiary of Holding, and a second lien on the accounts receivable of another subsidiary of Holding.

         TIA and CFS have agreed that upon consummation of the public offering of securities discussed above, they will defer repayment of the promissory note, revolving loan and notes receivable discussed in note 3 if, among other things, Holding does not meet certain financial thresholds or obtain additional financing. TIA and CFS have further agreed that except upon the occurrence of certain events they will not take any action to foreclose on their security interests in the assets of Holding or its subsidiaries for one year.

(3) Notes Receivable

         In anticipation of entering into the asset exchange agreement discussed in note 2, TIA and CFS made advances to a subsidiary of Holding totaling $500,000 in 1995 and $300,000 subsequent to December 31, 1995. The notes are secured by a subordinated lien on all of the assets of a subsidiary of Holding, bear interest at a rate of 12%, and are repayable in 12 monthly payments of principal and interest commencing 30 days after the closing of the Offering. However, TIA and CFS have agreed that, upon consummation of the Offering, repayment of the notes will be deferred as discussed in note 2.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                        December 31, 1993, 1994 and 1995


(4) Notes Payable

         Substantially all of TIA's and CFS's activities in 1993, 1994 and 1995 are related to their air freight business and, accordingly, all of the historical interest expense related to the interest-bearing debt of TIA and CFS has been included in the accompanying financial statements.

         Interest expense relates primarily to two notes payable as follows:

         A note payable to Harborview Corporation Ltd. No. 1, a company affiliated through common ownership to TIA has a balance outstanding at December 31, 1994 and 1995 of $3,387,808 and $2,187,808, respectively, bears interest at a rate of 10%, is secured by a senior lien on all of the assets of TIA and is due on demand. Interest expense on this note amounted to approximately $327,000, $343,000 and $252,000 in 1993, 1994 and 1995, respectively.

         A note payable to Wrexham Aviation Corporation, Parent of TIA has a balance outstanding at both December 31, 1994 and 1995 of $8,940,336, bears interest at prime plus 1% (9.5% at December 31, 1995), is secured by a second lien on all assets of TIA and is due on June 16, 1997. Interest expense on this note amounted to approximately $740,000, $783,000 and $903,000 in 1993, 1994 and 1995, respectively. Interest in the amount of approximately $11,000 and $202,000 is included in accrued liabilities at December 31, 1994 and 1995, respectively.

         In addition to the above notes, a non-interest bearing note payable of $50,000 is outstanding at December 31, 1995 and is due in payments of $25,000 in 1996 and 1997.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                        December 31, 1993, 1994 and 1995


(5) Income Taxes

         The operations of the Business are included in the federal and state income tax returns of TIA and CFS. Income taxes allocated to the Business are based on the actual income taxes of TIA and CFS for the periods presented.

         Income tax expense for 1993, 1994 and 1995 consists of:

                                               1993
                        -----------------------------------------------
                        CURRENT            DEFERRED              TOTAL
                        -------            --------              -----

Federal                 $      --          $      --           $     --
State                          --                 --                 --
                        -----------------------------------------------
                        $      --          $      --           $     --
                        =========          =========           ========


                                               1994
                        -----------------------------------------------
                        CURRENT            DEFERRED              TOTAL
                        -------            --------              -----

Federal                 $  79,494          $      --           $ 79,494
State                      28,707                 --             28,707
                        ---------          ---------           --------
                        $ 108,201          $      --           $108,201
                        =========          =========           ========


                                               1995
                        -----------------------------------------------
                        CURRENT            DEFERRED              TOTAL
                        -------            --------              -----

Federal                 $      --          $      --           $     --
State                          --                 --                 --
                        -----------------------------------------------
                        $      --          $      --           $     --
                        =========          =========           ========


         Income tax expense for 1993, 1994 and 1995 differed from the "expected" amount for those years (computed by applying the federal corporate rate of 34% to income before income taxes) for the following reasons:



                                                                        1993              1994              1995
                                                                        ----              ----              ----


Computed "expected" tax expense                                      $  295,412         $ 904,843          $804,484
State income taxes, net of federal benefit                                   --            18,947                --
Change in valuation allowance for deferred tax
  assets allocated to income tax expense                               (295,412)         (861,672)         (817,928)
Other                                                                        --            46,083            13,444
                                                                     ----------         ---------         ---------

                                                                     $       --         $ 108,201         $      --
                                                                     ==========         =========         =========

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                        December 31, 1993, 1994 and 1995


(5) Income Taxes--(Continued)

         The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1995 are presented below:

                                                                                     1994                   1995
                                                                                     ----                   ----

Deferred tax assets:
  Allowance for doubtful accounts receivable                                     $    88,172            $    50,664
  Alternative minimum tax credit carry forward                                        79,494                 79,494
  Reserves and accruals, not deductible until paid for tax
     purposes                                                                         51,606                 40,656
  Net operating loss carry forwards                                                4,034,683              3,562,667
                                                                                 -----------            -----------

          Total gross deferred tax assets                                          4,253,955              3,733,481
          Less valuation allowance                                                (2,709,088)            (1,891,160)
                                                                                 -----------             ----------

          Net deferred tax assets                                                  1,544,867              1,842,321
Deferred tax liabilities:
  Fixed assets, primarily excess tax over financial statement
     depreciation                                                                 (1,544,867)            (1,842,321)
                                                                                 -----------             ----------

          Total gross deferred tax liabilities                                    (1,544,867)            (1,842,321)
                                                                                 -----------            -----------
                                                                                 $        --            $        --
                                                                                 ===========            ===========


         The changes in the valuation allowance for 1993, 1994 and 1995 result from the utilization of net operating loss carryforwards allocated to the Business. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1995 will be recorded as an income tax benefit in the statement of operations.

         At December 31, 1995, TIA had federal and state net operating loss carryforwards of approximately $9,227,000. The carryforwards expire in 2005 through 2008 for federal income tax purposes and 1996 through 1997 for state income tax purposes. Due to the statutory limitation on net operating loss carryforwards following an ownership change, the availability of approximately $2,456,000 at December 31, 1995 of these net operating loss carry forwards to reduce future taxable income is substantially limited.

         The excess of alternative minimum tax over regular tax is a credit which can be carried forward to reduce regular tax liabilities in future years. At December 31, 1995, TIA and CFS have approximately $79,000 available for carryforward.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                        December 31, 1993, 1994 and 1995


(6) Leases

         The Business leases certain equipment under various noncancellable operating leases expiring at various dates through 1997. Future minimum lease payments are as follows:



                  1996                                  $43,332
                  1997                                  $20,865


         Rent expense for cancelable and noncancellable operating leases for the years ended December 31, 1993, 1994 and 1995 was approximately $2,012,000, $675,000 and $330,000, respectively.

(7) Related Party Transactions

         During the years ended December 31, 1993, 1994 and 1995, the Business incurred purchased transportation costs of approximately $541,000, $848,000 and $1,622,000, respectively, from companies partially owned by minority stockholders of CASD. Included in accounts payable at December 31, 1994 and 1995 was approximately $31,000 and $8,000, respectively, due to these companies.

         During the year ended December 31, 1995, the Business had sales to a subsidiary of Holding that amounted to approximately $350,500 and at December 31, 1995 related accounts receivable of $150,500, recorded in the accompanying balance sheet.

         Under the terms of a cargo aircraft charter agreement with Tradewinds Airlines, Inc. ('Tradewinds Air'), a subsidiary of Tradewinds Acquisition Corporation, of which TIA owns approximately 30% of the outstanding common stock, TIA has exclusive rights until June 30, 1998 to the use of a leased L-1011 freighter aircraft. While TIA is guaranteed the use of the L-1011 aircraft as needed, it pays only for actual use of the aircraft at market rates.

         The investment in, and related activities of, Tradewinds Air are not reflected in the accompanying financial statements as they were not included in the Business combined with Holding, see Basis of Financial Statement Presentation in note 1 and Asset Exchange Agreement in note 2.

         TIA currently holds the United States Department of Transportation licenses and certificates required for the operation of the L-1011 and is operating the L-1011 aircraft on behalf of Tradewinds Air under an interim operating agreement. Upon approval by the United States Department of Transportation of the transfer of the licenses and certificates, TIA intends to assign the aircraft lease to Tradewinds Air.

         The leased L-1011, along with assignment of the aforementioned cargo aircraft charter agreement and interim operating agreement, was acquired in late November 1995 by Tradewinds Air from Florida West Airlines, Inc. (FWA) upon confirmation by the Bankruptcy Court of FWA's plan of reorganization. FWA had acquired the leased L-1011 from and entered into the aforementioned cargo aircraft charter agreement and interim operating agreement with TIA in March 1994. Prior to March 1994, TIA had operated the L-1011. Accordingly, the accompanying financial statements for the year ended December 31, 1993 and for the first two months of 1994 include the operations of the aircraft.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                        December 31, 1993, 1994 and 1995


(7) Related Party Transactions (Continued)

         Total transportation costs purchased from Tradewinds Air and FWA related to these agreements amounted to approximately $14,959,000 and $16,691,000 in 1994 and 1995, respectively. At December 31, 1994 and 1995, the Business owed $913,000 and $760,000, respectively, for such services which are included in accounts payable.

         TIA provides accounting services to Tradewinds Air for $5,720 per month.

(8) Supplier and Credit Concentration

         The Business charters the flight operations of an L-1011 from one supplier. Although there are a limited number of companies that charter or lease L-1011 aircraft, management believes that other suppliers could provide similar services on comparable terms. A change in suppliers, however, could cause a delay in the air cargo operations and a possible loss of sales, which would affect operating results adversely.

         The air cargo industry is impacted by the general economy. Changes in the marketplace of this industry may significantly affect management's estimates and the Business's performance.

         Most of the Business's customers are located primarily in the eastern half of the United States, Puerto Rico, and the Dominican Republic. No single customer accounted for more than 10% of the sales of the Business in 1993, 1994 and 1995. The Business estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Business's estimate of its bad debts.

(9) Contingencies

         TIA is responsible for the clean-up of contaminated soil associated with the removal of an underground storage tank in Greensboro, North Carolina. TIA removed the waste oil tank during 1994 and has performed a substantial portion of the remediation procedures on the site. TIA, along with Tradewinds Air, is responsible for any remaining soil clean-up required and the State of North Carolina has a trust fund available to reimburse companies for voluntary remediation expenses in excess of certain deductibles. Accordingly, management believes that any remaining remediation costs will not have a material effect on the financial statements.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULE




To Amertranz Worldwide Holding Corp.:

         We have audited, in accordance with generally accepted auditing standards, the financial statements of Amertranz Worldwide Holding Corp. included in this annual report on Form 10-K and have issued our report thereon dated August 28, 1996. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                               ARTHUR ANDERSEN LLP



Melville, New York
August 28, 1996

                                                                 SCHEDULE II


                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                 Balance at    Charged to    Charged to
                                                  Beginning     Costs and       Other                     Balance at
                                                   of Year      Expenses      Accounts      Deductions    End of Year
                                                   -------      --------      --------      ----------    -----------

For the fiscal year ended June 30, 1996

  Allowance for doubtful accounts                  $ 401         $    48        $   --        $(83)         $   371
                                                   =====         =======        ======        ====          =======

  Accumulated depreciation and amortization
    of property and equipment                      $ 106         $   108        $   --        $ (4)         $   210
                                                   =====         =======        ======        ====          =======

  Accumulated amortization of debt
    issuance cost                                  $  --         $ 3,264        $   --        $ --          $ 3,264
                                                   =====         =======        ======        ====          =======

  Accumulated amortization of goodwill             $  --         $  191         $   --        $ --          $   191
                                                   =====         =======        ======        ====          =======

