Form 10-Q/A
period 1997-03-31
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1997-08-12
CIK 1009480

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

(b)      Earnings Per Share


         Earnings per share is computed by dividing earnings after deduction of preferred stock divided by the weighted average number of common shares outstanding adjusted for: (i) the required amount of shares of common stock at the price per share sold by the Company in its June, 1996 initial public offering, to repay certain indebtedness of the Company; (ii) the required amount of shares of common stock at the initial public offering price to repay certain indebtedness incurred in the Combination; and (iii) options and warrants granted within 12 months of the initial public offering are included in the calculation, to the extent that they are dilutive, using the treasury stock method.


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

Three Months ended March 31, 1997 and 1996 (ACTUAL)

The following discussion relates to the combined actual results of the Company for the three month periods January 1, 1997 through March 31, 1997 and January 1, 1996 through March 31, 1996. The actual results for the three months ended March 31, 1996 reflect the results of the freight forwarding business of TIA and CFS for the period January 1, 1996 through February 7, 1996 and the results of the Company for the period February 8, 1996 through March 31, 1996.

         Operating Revenue. Operating revenue increased to $18.5 million for the three months ended March 31, 1997 from $13.5 million for the three months ended March 31, 1996, a 37.5% increase. Of this 37.5% increase, 18.4% was due to the fact that results for the Company's Amertranz subsidiary were not included for the period January 1, 1996 through February 7, 1996, and 19.1% of this increase is due to the Company's increased sales volume.

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


Three Months ended March 31, 1997 and 1996 (PRO FORMA)

The following discussion relates to the combined actual results for the three month period January 1, 1997 through March 31, 1997 and the combined pro forma results for the three month period January 1, 1996 through March 31, 1996. The pro forma statement of operations data reflects the combined results of the freight forwarding business of TIA and CFS and the Amertranz subsidiary as if the February, 1996 Combination had been effective as of January 1, 1996. In Management's opinion, all material adjustments necessary to reflect the effect of the Combination have been made.

         Operating Revenue. Operating revenue increased to $18.5 million for the three months ended March 31, 1997 from $15.6 million for the three months ended March 31, 1996, a 19.1% increase. This increase is due to the Company's increased sales volume.

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


Nine Months Ended March 31, 1997 and 1996 (PRO FORMA)

The following discussion relates to the combined actual results for the nine month period July 1, 1996 through March 31, 1997 and the combined pro forma results for the nine month period July 1, 1995 through March 31, 1996. The pro forma statement of operations data reflects the combined results of the Company for the period February 8, 1996 through March 31, 1996 and only the operations of the freight forwarding business of TIA and CFS for the period July 1, 1995 through February 7, 1996.

                                             Nine Months Ended
                                             -----------------
                                   March 31, 1997      March 31, 1996
                                   ----------------------------------
                                                       (Proforma)
                                                       ----------

Operating Revenue                  $53,266,287         $33,970,050
Cost of transportation              39,807,691          25,947,510
Gross profit                        13,458,596           8,022,540
Selling, general and
  administrative expenses           16,361,301           5,889,408
Net income (loss) before taxes      $3,916,646         $ 1,342,190

          Operating Revenue. Operating revenue increased $53.3 million for the nine months ended March 31, 1997 from $34.0 million for the nine months ended March 31, 1996, a $19.3 million or 56.8% increase. This increase resulted almost entirely from the Company's acquisition of its Amertranz subsidiary on February 8, 1996.

          Cost of Transportation. Cost of transportation was 74.7% of operating revenue for the nine months ended March 31, 1997, and 76.4% of operating revenue for the nine months ended March 31, 1996.

          Gross Profit. Gross profit for the nine months ended March 31, 1997 was 25.3% of operating revenue, and for the nine months ended March 31, 1996 was 23.6% of operating revenue.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses was 30.7% of operating revenue for the nine months ended March 31, 1997, and 17.3% of operating revenue for the nine months ended March 31, 1996. This increase is almost entirely attributable to the Company's acquisition of its Amertranz subsidiary on February 8, 1996 and that subsidiary's historically higher selling, general and administrative expenses as a percentage of its sales.

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

                  (Previously filed)

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

         10.3 Shadow Warrant entered into in connection with the BNY Letter Amendment

         27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 12, 1997                 AMERTRANZ WORLDWIDE HOLDING CORP.
                                                          Registrant


                                                /s/  Stuart Hettleman
                                        ---------------------------------------
                                        President, Chief Executive Officer





C68970b.198