Form 10-K
period 1997-06-30
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1997-09-30
CIK 1009480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 1997 was $5,774,846.

The number of shares of common stock outstanding as of September 23, 1997 was 7,962,397.

                       DOCUMENTS INCORPORATED BY REFERENCE
To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 1997 Annual Meeting of Shareholders (to be filed).

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                         1997 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                            Page

                                     PART I


Item 1.  Business                                                              3
Item 2.  Properties                                                            7
Item 3.  Legal Proceedings                                                     7
Item 4.  Submission of Matters to a Vote of Security Holders                   7
         Executive Officers of the Registrant                                  8


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                   9
Item 6.  Selected Financial Data                                              11
Item 7.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                                 12
Item 8.  Financial Statements and Supplementary Data                          17
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                              17


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   18
Item 11. Executive Compensation                                               18
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                       18
Item 13. Certain Relationships and Related Transactions                       18


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                          19

                                     PART I


ITEM  1.  BUSINESS


Background

         Amertranz Worldwide Holding Corp. ("Company") provides freight forwarding services and logistics services, through its wholly owned subsidiaries, Caribbean Air Services, Inc. ("CAS") and Target Airfreight, Inc. ("Target"), and, until June 23, 1997, Amertranz Worldwide, Inc. ("Amertranz"). The Company has a network of offices in 26 cities throughout the United States and Puerto Rico. The Company believes that it is one of the dominant freight forwarders between the continental United States and Puerto Rico.

         The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970 as the "Wrangler Aviation" division of Blue Bell, Inc., an apparel manufacturer. The Wrangler Aviation division transported raw material to Blue Bell facilities in Puerto Rico and returned the finished goods to its facilities in Greensboro, North Carolina. In 1988, new owners of Blue Bell, Inc. separately incorporated the division in Delaware as Wrangler Aviation, Inc. ("Wrangler"), and then sold Wrangler in October 1990. At that time, Caribbean Freight System, Inc. ("CFS") was incorporated in Puerto Rico to act as the marketing arm of Wrangler.

         In December 1991, the owners of Wrangler engaged a new management team following the discovery of certain improprieties performed under the old management. As a result of investigations by the new management, it was determined to reorganize both Wrangler and CFS under Chapter 11 of the United States Bankruptcy Code. CFS and Wrangler both successfully emerged from the Chapter 11 proceedings in November 1992 and June 1993, respectively. In January 1994, Wrangler changed its name to TIA, Inc. ("TIA"). Thereafter, TIA and CFS continued to specialize in the movement of large freight shipments for manufacturers, and maintained sales and/ or full offices in Philadelphia, New York, Chicago, Los Angeles, Hartford, and Greensboro, North Carolina, as well as a network of sales persons in Puerto Rico.

         Amertranz and its predecessor began operations in June 1985 as an independently owned exclusive agent of a domestic and international air freight forwarder. During the next eight years, Amertranz opened nine offices under its exclusive agency arrangement.

         In January 1994, Amertranz acquired the domestic air freight forwarding business (i.e., the transport of freight which has both its point of origin and its point of destination within the United States) of the freight forwarder for which Amertranz was acting as an exclusive agent, as a result of the settlement of a lawsuit. Thereafter, Amertranz owned and operated 20 offices primarily focusing on the movement of domestic freight and, in its original nine offices, international air freight. As an independent freight operation, Amertranz established an internal infrastructure, including accounting, data processing and communications departments, to support its 20 office network.

         In February 1996, the Company acquired all of the issued and outstanding stock of Amertranz and received the freight forwarding business of TIA and CFS, and contributed the TIA and CFS freight forwarding business to CAS. As a result, Amertranz became a wholly-owned subsidiary of the Company conducting Amertranz's freight forwarding and logistics services businesses, and the freight forwarding business of TIA and CFS was transferred to the Company and is conducted by CAS.

         On October 10, 1996, the Company acquired Consolidated Air Services, Inc. ("Consolidated"), a Phoenix based freight forwarder that had begun its operation in 1982 focusing primarily on serving the fashion and retail industry with domestic and international freight forwarding services. As a result, Consolidated became a wholly-owned subsidiary of the Company with Amertranz conducting Consolidated's freight forwarding business.

         On May 8, 1997, the Company acquired (by merger into the Company's Target subsidiary) Target Air Freight, Inc. (a California corporation) a Los Angeles-based freight forwarder ("Air Freight"). Under the terms of the merger (the "Target Merger"), the Company issued 900,000 shares of Common Stock and paid $400,000 to Air Freight's stockholders. Following the Target Merger, Christopher A. Coppersmith, the principal shareholder of Air Freight became a director of the Company.

         While the business of the Company's CAS subsidiary has generated positive cash flows for several years, the business of the Company's Amertranz subsidiary has incurred operating losses for each of its operating periods. Because of continuing losses in the Amertranz subsidiary, on June 23, 1997 the Company commenced actions to close the operations of the Amertranz subsidiary and transfer its customer accounts to the Company's Target subsidiary for fair consideration.

         The Company is currently negotiating with the unsecured creditors of the Amertranz subsidiary's trade payables (which have not been guaranteed by the Company) to allow Amertranz to satisfy its trade payable obligations over a period of time, primarily based on a percentage of the Company's future profits. There can be no assurance that the Company will be successful in these negotiations. In connection with the closing of the Amertranz subsidiary, Amertranz has recorded a $3.4 million restructuring charge. To date, a large portion of the Amertranz subsidiary's business has been transferred to the Company's Target subsidiary. While the Company projects that the closing of the Amertranz subsidiary will have a positive affect on the Company's operations, there can be no assurance that the business of the Amertranz subsidiary will be preserved and transferred to the Company's other operating subsidiaries, or that the closing of Amertranz will produce positive operating results. If the Company is not successful in these negotiations with these trade creditors, the Company may consider other options, including seeking protection for the Amertranz subsidiary under the Bankruptcy Code.

         Following the closing of the Amertranz subsidiary, the Company operates through its two wholly-owned subsidiaries, CAS and Target.


Description of Business

         The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shippers' location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds and generally requiring second-day delivery. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 26 cities throughout the United States and Puerto Rico, including exclusive agency relationships in nine cities. The Company has international freight forwarding operations consisting of strategic relationships in over 20 countries including share ownership in its exclusive agents in Hong Kong, Malaysia and Singapore.


Operations

         Movement of Freight. The Company does not own any airplanes or significant trucking equipment and relies on independent contractors for the movement of its cargo. The Company utilizes its expertise to provide forwarding services that are tailored to meet customers' requirements. It arranges for transportation of customers' shipments via commercial airlines and/or air cargo carriers and, if delivery schedules permit, the Company makes use of lower cost inter-city truck transportation services. The Company selects the carrier for particular shipments on the basis of cost, delivery time and available cargo capacity. Through the Company's advanced data processing system, it can provide, at no additional cost to the customer, value-added services such as electronic data interchange, computer based shipping and tracking systems and customized computer generated reports. Additionally, the Company provides cargo assembly and warehousing services.

         The rates charged by the Company to its customers are based on destination, shipments weight and required delivery time. The Company offers graduated discounts for shipments with later scheduled delivery items and rates generally decrease in inverse proportion to the increasing weight of shipments. Due to the high volume of freight controlled by the Company, it is able to obtain favorable contract rates from airlines and is often able to book freight space at times when available space is limited. When possible, the Company consolidates different customers' shipments to reduce its cost of transportation.

         Under the terms of the Cargo Aircraft Charter Agreement dated February 29, 1994, as amended ("L-1011 Charter"), the Company has exclusive rights, until June 30, 1998, to the use of a Lockheed L-1011 cargo aircraft that is operated on behalf of Tradewinds Airlines, Inc. between the Company's Borinquen, Puerto Rico location and its Greensboro, North Carolina and Hartford, Connecticut, locations. The L-1011 aircraft carries a payload of 110,000 pounds. Under the terms of the L-1011 Charter, the L-1011 aircraft must be available at all times (except during scheduled maintenance) for use by the Company, as needed. While the Company is guaranteed the use of the L-1011 aircraft as needed, the Company pays only for its actual use of the aircraft at market rates. Freight originating throughout the United States is generally transported by truck to either Greensboro or Hartford for loading onto the aircraft. Similarly, freight originating in Puerto Rico is flown on the L-1011 aircraft to either Greensboro or Hartford, and then transported by truck to its destination.

         Information Systems. An important component of the Company's business strategy is to provide accurate and timely information to its management and customers. Accordingly, the Company has invested, and will continue to invest, substantial management and financial resources in developing these information systems.

         The Company leases an HP 9000 mainframe computer and has a proprietary freight forwarding software system which the Company has named "Trax". Trax is an integrated freight forwarding and financial management data processing system. It provides the Company with the information needed to manage its sourcing and distribution activities through either printed or electronic medium. Specifically, the Trax system permits the Company to track the flow of a particular shipment from the point of origin through the transportation process to the point of delivery. The Company intends to continuously upgrade Trax to enhance its ability to maintain a competitive advantage.

         International Operations. The Company has recently increased its international operations through the acquisition of Target. During the fiscal year ended June 30, 1997, the Company's international freight forwarding accounted for 6.6% of the Company's operating revenue.


Customers and Marketing

         The Company's principal customers include large manufacturers and distributors of pharmaceuticals, computers and other electronic and high-technology equipment, computer software and wearing apparel. The Company currently has more than 2,400 accounts.

         The Company markets its services through an organization of approximately 50 full-time salespersons supported by the sales efforts of senior management, and the operations staff in the Company's offices. The Company strongly promotes team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. The Company has a national account sales group that targets high-revenue national accounts with multiple shipping locations. These industry specialists discern the specific freight transportation requirements of the customers and are able to prepare customized shipping programs to meet these specific requirements. The Company staffs each office with operational employees to provide support for the sales team, develop frequent contact with the customer's traffic department, and maintain customer service. The Company believes that it is important to maintain frequent contact with its customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

         The Company enhanced its Fashion Services Division which specializes in providing service to the garment industry through the acquisition of Consolidated. This division targets customers from manufacturers to retail establishments and provides specific expertise in handling fashion-related shipments. The Fashion Services Division specializes in the movement of wearing apparel for manufacturing customers to their department store customers located throughout the United States.

         Many of the Company's customers utilize more than one air freight transportation provider. In soliciting new accounts, the Company uses a strategy of becoming an approved carrier in order to demonstrate the quality and cost-effectiveness of its services. Using this approach, the Company has advanced its relationships with several of its major customers, from serving as a back-up freight services provider to primary freight forwarder.


Competition

         Although there are no weight restrictions on the Company's shipments, the Company focuses primarily on cargo shipments weighing more than 50 pounds and requiring second-day delivery. As a result, the Company does not directly compete for most of its business with overnight couriers and integrated shippers of principally small parcels, such as United Parcel Service of America, Inc., Federal Express Corporation, DHL Worldwide Express, Inc., Airborne Freight Corporation and the United States Postal Service. However, some integrated carriers, such as Emery Air Freight Corporation and Burlington Air Express, Inc., primarily solicit the shipment of heavy cargo in competition with forwarders.

         There is intense competition within the freight forwarding industry. While the industry is highly fragmented, the Company most often competes with a relatively small number of forwarders who have nationwide networks and the capability to provide a full range of service similar to that offered by the Company. These include Eagle USA Air Freight, Inc., Pilot Air Freight, Inc., and LEP Profit International, Inc. There is also competition from passenger and cargo air carriers and trucking companies. On the international side of the business, the Company competes with forwarders that have a predominantly international focus, such as Fritz Companies, Inc., Air Express International Corporation and Harper Group, Inc. All of these companies, as well as many other competitors, have substantially greater facilities, resources and financial capabilities than those of the Company. The Company also faces competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers.


Employees

         The Company and its subsidiaries had approximately 326 full-time employees as of June 30, 1997. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relations with its employees to be good.


Regulation

         The Company's freight forwarding business as an indirect air cargo carrier is subject to regulation by the United States Department of Transportation under the Federal Aviation Act. However, air freight forwarders (including the Company) are exempted from most of such Act's requirements by the Economic Aviation Regulations promulgated thereunder. The Company's foreign air freight forwarding operations are subject to regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

ITEM 2.  PROPERTIES

         The Company leases terminal facilities consisting of office and warehouse space in 17 cities located in the United States and Puerto Rico, and also utilizes nine offices operated by exclusive agents. The Company's headquarters are located in Lake Success, New York, in 7,000 square feet of leased office space. The Company is in the process of closing this office and relocating its headquarters to the Company's Greensboro, North Carolina, facility where the Company leases an aggregate of 15,000 square feet of office and warehouse space. The Company's 16 facilities range in size from 1,000 square feet to 100,000 square feet and consist of offices and warehouses with loading bays. All of such properties are leased from third parties. Management believes that its current facilities are underutilized. Accordingly, management believes that the Company's facilities are more than sufficient for its planned growth. The principal warehouse facilities are set forth in the following table:

                             Approximate Square Feet             Lease
Location                        of Floor Space                Expiration

Los Angeles, CA                      100,280                  July 2002
Aquadilla, PR                         45,000                Month-to-Month

The Company has an additional thirteen terminal facilities in the following locations:

            Atlanta, Georgia                   Indianapolis, Indiana
            Charlotte, North Carolina          Miami, Florida
            Chicago, Illinois                  Newark, New Jersey
            Dallas, Texas                      New York, New York
            Hartford, Connecticut              San Francisco, California
            Houston, Texas                     San Juan, Puerto Rico
                                               Seattle, Washington


ITEM 3.  LEGAL PROCEEDINGS

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By written consent dated May 20, 1997, the owners of an aggregate 3,498,741 shares of Common Stock, or 51.25% of all issued and outstanding shares of the Company's Common Stock at that time, approved, by written consent in lieu of a meeting, the adoption of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 shares to 30,000,000 shares. Such action by written consent is sufficient to satisfy the applicable requirements of Delaware law that any amendment of the Company's Certificate of Incorporation be approved by the stockholders. An Information Statement in accordance with the requirements of Regulation 14C under the Securities Exchange Act of 1934 was distributed to the Company's stockholders, but the stockholders were not asked to take further action on such amendment. On July 9, 1997, the amendment was filed with the office of the Secretary of State of Delaware.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a listing of the executive officers of the Company. There are no family relationships between any Directors and Officers of the Company.

NAME                                AGE       POSITION

Stuart Hettleman.............       47        President and Chief Executive
                                              Officer

Richard A. Faieta............       51        Executive Vice President

Philip J. Dubato.............       41        Vice President, Chief Financial
                                              Officer and Secretary


STUART HETTLEMAN has been President, Chief Executive Officer, Chief Financial Officer and a director of the Company and a director and Executive Vice President of each of Amertranz and CAS, since February 7, 1996, and a director and Executive Vice President of Target since May 8, 1997. Mr. Hettleman is also an executive officer of several of the Company's predecessors. Specifically, he has been Vice President of TIA since 1990 and is currently the Executive Vice President of TIA; and has been Vice President of CFS since 1991 and is currently Executive Vice President of CFS.

RICHARD A. FAIETA has been Executive Vice President and a director of the Company, a director and President of CAS, and a director and Chief Executive Officer of Amertranz, since February 7, 1996, and a director of Target since May 8, 1997. He has served as President and Chief Executive Officer of each of TIA and CFS, the Company's predecessors, since April 1992. From 1987 through 1991 he served as Vice President-Operations of LEP Profit International Corporation, a domestic and international freight forwarder.

PHILIP J. DUBATO has been Vice President, Chief Financial Officer and Secretary of the Company since February 3, 1997. From 1984 through 1996, Mr. Dubato was employed by LEP Profit International, Inc., a domestic and international freight forwarder, where he held successive positions as Controller, Chief Financial Officer and Executive Vice President.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's initial public offering of its common stock, $.01 par value (the "Common Stock") and Redeemable Common Stock Purchase Warrants (the "Warrants") took place on June 28, 1996. Since that date both the Common Stock and the Warrants have been listed on the NASDAQ SmallCap Market under the symbols AMTZ and AMTZW, respectively;

         The following table shows the high and low sales prices of the Common Stock and Warrants for the year ended June 30, 1996, and for each of the quarters during the year ended June 30, 1997, as reported by NASDAQ.
There have been no dividends declared.

                                    COMMON STOCK             WARRANTS

Fiscal Year Ended June 30, 1996
                                    High - 7                 High - 1 7/8
                                    Low  - 6                 Low  - 1

Fiscal Year Ended June 30, 1997
First Quarter                       High - 6 5/8             High - 1 7/8
                                    Low  - 4 5/8             Low  - 1

Second Quarter                      High - 5 1/2             High - 1 3/4
                                    Low  - 3 7/8             Low  -   1/2

Third Quarter                       High - 4 1/2             High - 1 1/16
                                    Low  - 3 3/4             Low  -    3/8

Fourth Quarter                      High - 3 7/8             High -    1/2
                                    Low  - 1                 Low  -    1/8

         On September 23, 1997 there were 1,127 shareholders of record of the Company's Common Stock and 946 holders of record of the Company's Warrants. The closing price of the Common Stock on that date was $1.50 per share. The closing price of the Warrants on that date was $0.25 per Warrant.

         On May 8, 1997, the Company acquired its Target subsidiary Target Air Freight, Inc. (a California corporation) a Los Angeles-based freight forwarder ("Air Freight"). Under the terms of the merger (the "Target Merger"), the Company issued 900,000 shares of Common Stock and paid $400,000 to Air Freight's stockholders.

         On June 13, 1997, the Company completed a $2,575,000 private placement of equity securities to individual investors (the "Private Placement") pursuant to Regulation D promulgated under the Securities Act of 1933. GKN Securities Corp. was the placement agent for the Private Placement. Under the terms of the Private Placement, each $100,000 investment purchased 10,000 shares of the Company's Class C Preferred Stock and 50,000 Warrants.

         Each share of Class C Preferred Stock has a stated value (the "Stated Value") of $10.00 and earns cumulative dividends at 10% per annum (pro rated for shorter periods) payable quarterly, in arrears, in cash or, at the Company's option if the Registration Statement described below is current and effective, in shares of Common Stock (based on the average closing bid price per share of Common Stock on the five trading days ending two business days prior to the respective dividend payment date). Upon a liquidation of the Company (including, at the option of the holder, a merger or consolidation in which the Company is not the surviving entity or a sale by the Company of all or substantially all of its assets), the holders of the Class C Preferred Stock shall be entitled to receive, prior to the distribution to the holders of the Company's Common Stock, Class A Preferred Stock and Class B Preferred Stock, an amount per share equal to the greater of (i) the Stated Value plus any accrued and unpaid dividends, or
(ii) the amount they would have received had they converted the Class C Preferred Stock into Common Stock on the business day immediately prior to the record date with respect to such liquidation. The holders of the Class C Preferred Stock shall, at any time, have the right to convert each share of Class C Preferred Stock into 10 shares of Common Stock. Fractional Shares will not be issued. Instead, the Company will round up to the nearest whole number of shares. Subject to the conversion right, the Company may redeem the Class C Preferred Stock at its Stated Value plus all accrued and unpaid dividends if the Registration Statement described below is current and effective, upon 30 days' written notice given at any time if the last sale price of the Common Stock has been at least $2.50 on all 20 of the trading days ending on the third date prior to the date on which written notice of redemption is given. The Class C Preferred Stock ranks senior to all classes of the Company's capital stock now existing or which may be created in the future; provided, however, that the Company is entitled to create a Class D preferred stock, which would rank pari passu with the Class C Preferred Stock with respect to dividend and liquidation preferences, for issuance solely to certain holders of Company debt upon the occurrence of certain events. The holders of the Class C Preferred Stock have no voting rights until such time as they convert their Class C Preferred Stock into Common Stock, except as provided by law.

         Each Warrant issued in the Private Placement entitles the registered holder to purchase one share of the Common Stock at an exercise price equal to $6.00 during the four-year period commencing June 28, 1997. At any time and from time to time during the period that the Warrant is exercisable, the Company, in its sole discretion, upon appropriate notice to the Warrant holders, may extend the period during which the Warrant is exercisable. No fractional shares of Common stock will be issued in connection with the exercise of the Warrants. Upon exercise, the Company will pay the holder the value of any such fractional shares in cash, based upon the market value of the Common Stock at such time. In the event a holder of the Warrants fails to exercise his Warrants prior to their expiration, such Warrants will expire and the holder thereof will have no further rights with respect to the Warrants. A holder of the Warrants does not have any rights, privileges or liabilities as a stockholder of the Company prior to exercise of the Warrants. The Company is required to keep reserved a sufficient number of authorized shares of Common Stock to permit the exercise of the Warrants. The exercise price of the Warrants is subject to adjustment to protect against dilution in the event of stock dividends, stock splits, combinations, subdivisions and reclassifications. In the event the Company has an effective Registration Statement covering the resale of the Warrants by the holders thereof and the shares of Common Stock issuable upon exercise of the Warrants, and provided that not less than 30 days' notice of redemption is given and the last sale date of the Common Stock has been at least $10.00 for each of the 20 trading days ending on the third business day prior to the day on which notice is given, the Company has the right to call the Warrants for redemption at a redemption price of $.01 per Warrant.

         Shares of Class C Preferred Stock and Warrants acquired in the Private Placement and all shares of Common Stock underlying such securities or issued as dividends on the Class C Preferred Stock may not be sold until June 13, 1998 without the approval of GKN Securities Corp.

         The Company received $2,202,855 in net proceeds from the Private Placement. Of these proceeds, $400,000 was used to acquire Air Freight (which currently operates as the Company's Target subsidiary), $200,000 was used to repay a short-term loan and the balance was used for working capital and general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

AMERTRANZ WORLDWIDE HOLDING CORP. (1)
(in thousands, except per share data)
                                                                                    Six Months        Year
                                                 Years Ended December 31,       Ended June 30,   Ended June 30,
                                         1993            1994            1995           1996          1997
Statement of Operations Data:
   Operating revenue                     $32,671        $38,576         $38,211        $27,446       $75,352
   Cost of transportation                 24,232         30,254          30,300         20,961        57,199
                                          ------         ------          ------         ------        ------
   Gross profit                            8,439          8,322           7,911          6,485        18,153
   Selling, general &
      administrative
      expenses                             6,505          4,634           4,513          8,772        23,985
   Net income (loss) before
      restructuring charge                $  869         $2,661          $2,366        $(6,397)      $(7,101)
   Restructuring charge                       -              -               -              -         (3,407)
   Net income (loss)                      $  869         $2,661          $2,366        $(6,397)      (10,508)
   Net loss per common share                                                           $(1.84)       $(1.74)

Balance Sheet Data:
   Total assets                                                                        $22,740       $29,821
   Working capital (deficit)                                                           (13,937)      (12,541)
   Current liabilities                                                                  22,470        27,158
   Long-term indebtedness                                                                8,018         4,094
   Stockholders' equity (deficit)                                                      $(7,749)       (1,430)

(1) The amounts for the freight forwarding business of the Company represent the historical operations associated with the freight forwarding business of TIA and CFS contributed to the Company in the combination of these businesses. The freight forwarding business of TIA and CFS did not operate as a separate legal or reporting entity during the periods presented. The operations data for the fiscal year ended December 31, 1993 and for the first two months of 1994 include the effect of the aviation assets which TIA sold in March, 1994. Management believes that if the operations data were restated to exclude the operation of these aviation assets, cost of transportation would be higher but would be more than offset by a reduction in selling, general and administrative expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was incorporated in January 1996 to continue the freight forwarding business of TIA and CFS and acquire Amertranz. The Company generated operating revenues of $75.4 million and had net losses before taxes of $10.5 million for the fiscal year ended June 30, 1997. The loss included a charge of $3.4 million attributed to restructuring costs in connection with the closing of the Company's Amertranz subsidiary. The freight forwarding business of TIA and CFS generated operating revenues of $38.6 million and $38.2 million and had net income before taxes of $2.7 million and $2.4 million for the years ended December 31, 1994 and 1995, respectively.

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

         While the businesses of the Company's CAS subsidiary has generated positive cash flows for several years, the business of the Company's Amertranz subsidiary has incurred operating losses for each of its operating periods. Because of continuing losses in the Amertranz subsidiary, on June 23, 1997 the Company commenced actions to close the operations of the Amertranz subsidiary and transfer its customer accounts to the Company's other subsidiaries for fair consideration.

         The Company is currently negotiating with the unsecured creditors of the Amertranz subsidiary's trade payables (which have not been guaranteed by the Company) to allow Amertranz to satisfy its trade payable obligations over a period of time, primarily based on a percentage of the Company's future profits. There can be no assurance that the Company will be successful in these negotiations. In connection with the closing of the Amertranz subsidiary, Amertranz has recorded a $3.4 million restructuring charge. To date, a large portion of the Amertranz subsidiary's business has been transferred to the Company's Target subsidiary. While the Company projects that the closing of the Amertranz subsidiary will have a positive affect on the Company's operations, there can be no assurance that the business of the Amertranz subsidiary will be preserved and transferred to the Company's other operating subsidiaries, or that the closing of Amertranz will produce positive operating results. If the Company is not successful in these negotiations with these trade creditors, the Company may consider other options, including seeking protection for the Amertranz subsidiary under the Bankruptcy Code. See "Liquidity and Capital Resources", below.


Results of Operations

         This Annual Report on Form 10-K contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company's recent losses and ability to achieve profitability, (ii) competitive practices in the industries in which the Company competes, (iii) the Company's dependence on current management, (iv) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular, (v) general economic conditions, and
(vi) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

Years Ended June 30, 1997 and 1996

         The Company began its existence as the holding company for the combined operations of Amertranz and the freight forwarding business of TIA and CFS on February 8, 1996. From and after February 8, 1996, the freight forwarding business of TIA and CFS was operated through the Company's CAS subsidiary. Prior to such date, the operations of Amertranz and the freight forwarding business of TIA and CFS were independent of each other. For the fiscal year ended June 30, 1997, the consolidated financial statements included the accounts of Holding, CAS, Amertranz, Consolidated (since October 1, 1996) and Target (since May 1,
1997). The following discussion relates to the combined results of the Company for the period June 30, 1997 compared to the results of Holdings, CAS and Amertranz for the period February 8, 1996 through June 30, 1996 and only the operations of the freight forwarding business of TIA and CFS for the period July 1, 1995 through February 7, 1996.

                                                     Year Ended
                                           June 30, 1997     June 30, 1996
                                                         (Pro forma/Unaudited)

Operating revenue                            $75,352,065       $47,922,981
Cost of transportation                        57,198,797        36,828,542
Gross profit                                  18,153,268        11,094,376
Selling, general and
  administrative expenses                     23,985,223        11,025,323
Net loss before restructuring charge        ($ 7,100,852)      ($4,317,845)
Restructuring charge                           3,407,482                 -
Net loss                                    ($10,502,398)      ($4,317,845)

         Operating Revenue. Operating revenue increased by $27.4 million, or 57.2%, from $47.9 million for the period July 1, 1995 through June 30, 1996, to $75.4 million for the period July 1, 1996 through June 30, 1997. This increase resulted almost entirely from the Company's Amertranz subsidiary's operating revenues which were included in the 1997 period but only in the period February 8, 1996 through June 30, 1996 for the twelve months ended June 30, 1996, and the 1997 acquisitions of Consolidated and Target.

         Cost of Transportation. Cost of transportation decreased to 75.9% of operating revenues for the period July 1, 1996 through June 30, 1997, from 76.8% of operating revenues for the period July 1, 1995 through June 30, 1996. This improvement is almost entirely from the Company's Amertranz subsidiary's historically lower cost of transportation as a percentage of sales which were included in the 1997 period but only the period February 8, 1996 through June 30, 1996 for the twelve months ended June 30, 1996.

         Gross Profit. As a result of the factors described in the two previous paragraphs, gross profit for the period July 1, 1996 through June 30, 1997, increased to 24.1% of operating revenues from 23.2% of operating revenue for the period July 1, 1995 through June 30, 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 31.8% of operating revenues for the period July 1, 1996 through June 30, 1997, from 23.0% of operating revenues for the period July 1, 1995 through June 30, 1996. This increase is almost entirely attributable to the Company's Amertranz subsidiary's historically higher selling, general and administrative expenses as a percentage of its sales which were included in the 1997 period but only the period February 8, 1996 through
June 30, 1996 for the twelve months ended June 30, 1996, and the 1997 acquisitions of Consolidated and Target.

Six Months Ended June 30, 1996 and 1995

         The Company began its existence as the holding company for the combined operations of Amertranz and the freight forwarding business of TIA and CFS on February 8, 1996. From and after February 8, 1996, the freight forwarding business of TIA and CFS was operated through the Company's CAS subsidiary. Prior to such date, the operations of Amertranz and the freight forwarding business of TIA and CFS were independent of each other. The following discussion relates to the combined results of Holdings, CAS and Amertranz for the period February 8, 1996 through June 30, 1996 and only the operations of the freight forwarding business of TIA and CFS for the period January 1, 1996 through February 7, 1996, and the results of the freight forwarding business of TIA and CFS for the period January 1, 1995 through June 30, 1995.
                                                    Six Months Ended
                                           June 30, 1996     June 30, 1995
                                                         (Pro forma/Unaudited)

Operating revenue                            $27,445,583      $17,733,971
Cost of transportation                        20,961,019       14,432,953
Gross profit                                   6,484,564        3,301,018
Selling, general and
  administrative expenses                      8,772,226        2,260,057
Net (loss) income before taxes               ($6,396,524)     $   287,450


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

Years Ended December 31, 1995 and 1994

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


Liquidity and Capital Resources

         During the year ended June 30, 1997, net cash used by operating activities was $7.7 million. Cash used in investing activities was $800,000 which consisted of capital expenditures and the acquisitions of Target and Consolidated. Cash provided by financing activities was $9.5 million which primarily consisted of net proceeds from the issuance of common stock as a result of the Company's initial public offering ("IPO"), net proceeds from the issuance of preferred stock as a result of the Private Placement, and net borrowings under the BNY Facility.

         Capital expenditures for the year ended June 30, 1997 were $468,912.

         IPO. On July 3, 1996, the Company completed its IPO of 2,300,000 shares of common stock and redeemable common stock purchase warrants at an initial offering price of $6.00 per share and $0.10 per warrant. The proceeds from the IPO, net of underwriting discounts and commissions and after deducting expenses of the IPO, were approximately $12,200,000. Of this amount, $4,137,000 was used to repay the outstanding principal and interest balance on earlier bridge financing, $373,000 was used to repay the outstanding principal and interest balance on earlier interim financing, $2,000,000 was used as partial payment on a pre-IPO obligation to TIA and CFS ("Exchange Note"), and approximately $700,000 was used to repay overdue trade payables. The remaining balance of the proceeds was retained by the Company for working capital purposes. TIA and CFS exchanged $2,000,000 principal amount of the Exchange Note for 200,000 shares of the Company's Class A Preferred Stock.

         Private Placement. On June 13, 1997, the Company completed the Private Placement. The proceeds from the Private Placement, net of commissions and after deducting expenses of the Private Placement, were $2,202,855. Of this amount, $400,000 was used to acquire Target, $200,000 was used to repay a short-term loan, and the balance was used for working capital and general corporate purposes.

         BNY Facility. On January 16, 1997, the Company entered into a three year $10 million revolving Accounts Receivable Management and Security Agreement ("BNY Facility") with BNY Financial Corp. ("BNY") which replaced the existing facility with Fidelity Funding of California, Inc. On April 16, 1997 the Company and BNY amended certain financial covenants set forth in the BNY Facility. The interest rate of the BNY Facility is prime plus 2%. Under the Agreement, the Company can borrow the lesser of $10 million or 85% of eligible accounts receivable. The Company's borrowings under the BNY Facility are secured by a first lien on all of the Company's assets. As of June 30, 1997, the Company had outstanding borrowings of $6,467,558 under the BNY Facility which represented 84% of the amount available thereunder, and the amount available for borrowing under the BNY Facility was approximately $1,204,000.

         TIA Loan. In October 1995, Amertranz obtained a $500,000 subordinated secured loan from TIA, which was increased to $800,000 in January 1996 ("TIA Loan"). The TIA Loan bears interest at the rate of 12% per annum. The TIA Loan is secured by a lien on all of the assets of Amertranz subordinated only to the lien granted to BNY in connection with the BNY Facility. The Company's indebtedness under the TIA Loan has matured, but is subordinated to the Company's obligations under its BNY Facility, and may only be repaid to the extent of the Company's "Excess Cash Flow", defined as 80% of the difference between (i) the Company's earnings before interest, taxes, depreciation and amortization, less (ii) interest on the Company's obligations to BNY, capital expenditures and payments for income taxes. As of June 30, 1997, the Company had $953,073 (includes $153,073 of accrued interest) outstanding under the TIA Loan.

         Revolver Note. As part of the combination of Amertranz and the freight forwarding business of TIA and CFS, TIA and CFS agreed to advance to CAS, on a revolving loan basis, the net collections of the accounts receivable of TIA and CFS as of February 7, 1996 and additional amounts in the discretion of TIA and CFS, up to an aggregate maximum of $4,000,000 outstanding at any time, pursuant to the terms of a Revolving Credit

Promissory Note ("Revolver Note"). Funds advanced under the Revolver Note with respect to the TIA and CFS accounts receivable do not bear interest prior to maturity. Discretionary advances under the Revolver Note bear interest at the greater of (i) 1% per month, or (ii) a fluctuating rate equal to the prime rate of interest as published in The Wall Street Journal, plus 4%. Advances under the Revolver Note may be used only for ordinary, current operating expenses of CAS unless TIA and CFS consent to another use of such funds. All obligations under the Revolver Note are guaranteed by the Company and Amertranz. All obligations under the Revolver Note and the guarantees thereof are secured by a first priority lien on all of the issued and outstanding shares of CAS, a first priority lien on all of the assets of the Company and CAS, and a lien on the accounts receivable of Amertranz, subordinate only to the first priority lien granted to BNY in connection with the BNY Facility and the second position lien granted to TIA in connection with the TIA Loan. On January 16, 1997, upon the closing of the BNY Facility, the Company repaid $3,570,768 of the Revolver Note. The balance of the Company's indebtedness under the Revolver Note has matured, but is subordinated to the Company's obligations under its BNY Facility, and may only be repaid to the extent of the Company's Excess Cash Flow. As of June 30, 1997 and 1996, the Company had outstanding borrowings of $500,754 and $3,954,989, respectively, under the Revolver Note.

         Exchange Note. As part of the combination of Amertranz and the freight forwarding business of TIA and CFS, the Company issued to TIA and CFS a promissory note in the original principal amount of $10,000,000, which bears interest at the rate of 8% per annum ("Exchange Note"). The Exchange Note is payable in monthly payments of principal and interest in the amount of $166,667 each until the Exchange Note has been paid in full. Prior to the IPO, TIA and CFS exchanged $2,000,000 principal amount of the Exchange Note for 200,000 shares of the Company's Class A Preferred Stock, and of the proceeds of the IPO, $2,000,000 was used to repay a portion of the Exchange Note. The Company's indebtedness under the Exchange Note is subordinated to the Company's obligations under its BNY Facility, and may only be repaid to the extent of the Company's Excess Cash Flow. As of June 30, 1997 and 1996, the Company had outstanding balances of $6,680,200 (including $680,200 of accrued interest) and $10,000,000, respectively, under the Exchange Note.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the BNY Facility and funds remaining from the Private Placement. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, changes in law which affect doing business in Puerto Rico, and, competition, none of which can be predicted with certainty. To the extent the Company's long term working capital needs are not met from these sources, additional financing will be necessary.

         * Management's Plans. During the year ended June 30, 1997, the Company incurred a loss of $10.5 million. Included in this loss was approximately $3.4 million attributed to restructuring costs in connection with the Company's closing of its Amertranz subsidiary and cessation of the Amertranz subsidiary's operation. The balance of the Company's loss for the fiscal year ended June 30, 1997 before the restructuring charges ($7.1 million) is attributed to the Amertranz subsidiary's operations. Losses of the Amertranz subsidiary for the fiscal year ended June 30, 1997 before the restructuring charges were $8.3 million, representing approximately 117% of the $7.1 million net losses of the Company before restructuring charges. Without the restructuring charges or the Amertranz subsidiary's losses, the Company would have reported a profit before income taxes of approximately $1.2 million, primarily from the operations of its CAS subsidiary.

         As part of the closing of the Amertranz subsidiary, the Amertranz subsidiary's business was combined with the Company's Target subsidiary. To date, management believes that Target has successfully integrated many of the customers of the Amertranz subsidiary into Target's operations.

         The Company anticipates that the closing of the Amertranz subsidiary while retaining many of its customers will have the effect of containing the significant losses which the Company has incurred during the fiscal years ended June 30, 1997 and 1996.

         As of June 30, 1997, the Company had a working capital deficiency of $12.5 million. Approximately $3.9 million of this amount represents unsecured trade payables of the Amertranz subsidiary. In order to preserve the goodwill of these trade creditors, the Company is currently negotiating with these trade creditors to satisfy the Amertranz subsidiary's obligations over a period of time, primarily based on a percentage of the Company's future profits.

         In addition, $4.1 million of the Company's current liabilities represent obligations to TIA and CFS, which, by their terms, are subordinated to the Company's revolving credit obligations to BNY. Accordingly, repayment of these obligations to TIA and CFS will only be made from the Company's future profits.

         The Company was in violation of the financial covenants under the BNY Facility. BNY waived these violations and has revised the covenants. The Company is in compliance with the revised covenants. These revisions did not affect the availability under the BNY Facility. As of June 30, 1997, the Company had $1.2 million available under the BNY Facility, as well as additional cash resources of approximately $1.4 million from the proceeds of the Private Placement and from operations.

         Results of the Company's operations for July and August 1997 indicate that: (i) the closing of the Amertranz subsidiary is having a significant positive impact on operating results; (ii) management believes that many customers of the Amertranz subsidiary have been retained and are being successfully integrated into the operations of the Target subsidiary; and (iii) the operations of the Company's CAS subsidiary continue to be profitable. There can be no assurance that management's plans outlined above to stem the Company's losses and return to profitability will be successful. However, management believes that it will successfully conclude its negotiations with the trade creditors of the Amertranz subsidiary and that there will be a significant positive impact on the Company's consolidated operating results and cash flows as a result of the closing of the Amertranz subsidiary and the consolidation of the Amertranz customer base into Target to sustain the Company's operations for the fiscal year ending June 30, 1998.


Inflation

         The Company does not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on its operations.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 14(a) of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the directors of the Company and their remuneration in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 1997 Annual Meeting of Shareholders, is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1997 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1997 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1997 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

(a)  1.  Financial Statements

AMERTRANZ WORLDWIDE HOLDING CORP.                                                                         PAGE
                                                                                                          ----
Report of Independent Public Accountants                                                                  F-1
Consolidated Balance Sheets as of June 30, 1997 and 1996                                                  F-2
Consolidated Statements of Operations for the Year Ended June 30, 1997 and
Six Months Ended June 30, 1996                                                                            F-3
Consolidated Statements of Shareholders' Deficit for the Year Ended
June 30, 1997 and Six Month Period Ended June 30, 1996                                                    F-4
Consolidated Statements of Cash Flows for the Year Ended June 30, 1997 and
Six Months Ended June 30, 1996                                                                            F-5
Notes to Consolidated Financial Statements                                                                F-7

AMERTRANZ WORLDWIDE HOLDING CORP. (FORMERLY THE FREIGHT FORWARDING
BUSINESS OF TIA AND CFS)
Independent Auditors' Report                                                                              F-19
Balance Sheets as of December 31, 1994 and 1995                                                           F-20
Statements of Operations and Changes in Accumulated Deficit for the Years
   December 31, 1993, 1994 and 1995                                                                       F-21
Statements of Cash Flows for the Years Ended December 31, 1993, 1994 and 1995                             F-22
Notes to Financial Statements                                                                             F-23

(a)  2.  Financial Statement Schedules

Schedule II - Schedule of Valuation and Qualifying Accounts                                               S-1

All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)  3.  Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
3.2      By-Laws of Registrant, as amended (incorporated by reference to Exhibit
         3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996, File No. 001-14474)
4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
4.3 Agreement of Merger, dated as of April 17, 1997, by and between the Registrant, Target International Services, Inc. (name subsequently changed to Target Airfreight, Inc.), Target Air Freight, Inc., and Christopher A. Coppersmith (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
4.4 Agency Agreement, dated May 8, 1997, by and between the Registrant and GKN Securities Corp. with respect to the Registrant's June 13, 1997 Private Placement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)

4.5 Form of Subscription Agreement, dated June 13, 1997, with respect to the Registrant's June 13, 1997 Private Placement (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
4.6 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.7 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.8 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.9      Form of  Underwriter's  Purchase Option  (incorporated  by reference to
         Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.2 Accounts Receivable Management and Security Agreement, dated January 16, 1997 by and between BNY Financial Corp., as Lender, and Amertranz Worldwide, Inc., Caribbean Air Services, Inc., and Consolidated Air Services, Inc., as Borrowers, and guaranteed by Amertranz Worldwide Holding Corp. ("BNY Facility Agreement") (incorporated by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001- 14474)
10.3 Letter Amendment to BNY Facility Agreement, dated April 16, 1997 ("BNY Letter Amendment") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
10.4 Shadow Warrant entered into in connection with the BNY Letter Amendment (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
10.5     Letter Amendment to BNY Facility Agreement, dated September 25, 1997
10.6     Loan and Security  Agreement dated October  25,1995  between  Amertranz
         Worldwide, Inc. and TIA, Inc., as amended January 24, 1996 (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.7 Form of Amended and Restated Promissory Note of Amertranz Worldwide, Inc. payable to TIA, Inc. in principal amount of $800,000 (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.8 Revolving Credit Promissory Note dated February 7, 1996 of Caribbean Air Services, Inc. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $4,000,000 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.9 Promissory Note dated February 7, 1996 of Amertranz Worldwide Holding Corp. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $10,000,000 (incorporated by reference to Exhibit
         10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.10 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to
         Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 001-14474)
10.11 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Richard A. Faieta (incorporated by reference to
         Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 001-14474)
10.12 Consulting Agreement dated February 7, 1996 among Amertranz Worldwide Holding Corp., Amertranz Worldwide, Inc. and Martin Hoffenberg (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.13    Employment   Agreement  dated  September  27,  1994  between   Amerford
         Domestic,   Inc.  and  Bruce  Brandi,  as  modified  February  7,  1996
         (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

10.14 Cargo Aircraft Charter Agreement dated February 28, 1994 between TIA, Inc. and Florida West Airlines, Inc., as amended and assigned November 29, 1995 (incorporated by reference to Exhibit 10.15 to the
         Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.15 Lease Agreement dated March 31, 1994 between The Equitable Life Assurance Society of the U.S. and Integrity Logistics, Inc. for the premises at 2001 Marcus Avenue, Lake Success, New York (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.16 Lease Agreement dated August 7, 1990 between S Partners and Caribbean Freight System, Inc. for the premises at 7001 Cessna Drive, Greensboro, North Carolina, as amended and extended April 9, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.17    Lease Agreement for Los Angeles Facility
21       Subsidiaries of Amertranz Worldwide Holding Corp.
23       Consent of Arthur Andersen LLP
27       Financial Data Schedule


(b)      Reports on Form 8-K

         None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                            AMERTRANZ WORLDWIDE HOLDING CORP.



Date:  September 30, 1997                   By:   /s/ Stuart Hettleman
                                               ----------------------------
                                                  Stuart Hettleman
                                                  President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                       Date


     /s/ Stuart Hettleman                   President, Chief Executive          September 30, 1997
----------------------------------          Officer and Director
Stuart Hettleman


     /s/ Richard A. Faieta                  Executive Vice President            September 30, 1997
----------------------------------          and Director
Richard A. Faieta


     /s/ Michael Barsa                      Director                            September 30, 1997
----------------------------------
Michael Barsa


     /s/ Philip J. Dubato                   Vice President, Chief               September 30, 1997
----------------------------------          Financial Officer and
Philip J. Dubato                            Principal Accounting Officer




C70815.198 R:1

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Amertranz Worldwide Holding Corp.:

We have  audited  the  accompanying  consolidated  balance  sheets of  Amertranz
Worldwide Holding Corp., a Delaware corporation, as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year ended June 30, 1997 and for the six months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amertranz Worldwide Holding Corp. as of June 30, 1997 and 1996, and the results of its operations and cash flows for the year ended June 30, 1997 and for the six months ended June 30, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                       ARTHUR ANDERSEN LLP



New York, New York
September 25, 1997

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30, 1997          June 30, 1996
                                                                            -------------      -----------------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                  $  1,382,243           $    377,490
Accounts receivable, net of allowance for doubtful
  accounts of $782,607 and $371,322, respectively                            12,490,694              7,598,390
Prepaid expenses and other current assets                                       743,569                557,192
                                                                           ------------           ------------
                  Total current assets                                       14,616,506              8,533,072
PROPERTY AND EQUIPMENT, net (Note 4)                                            734,900                829,442
DEBT ISSUANCE COST, net of accumulated amortization
  of $3,367,698 and $3,264,232, respectively                                          -                103,466
OTHER ASSETS                                                                    223,768              1,373,314
GOODWILL, net of accumulated amortization of
  $709,091 and $191,460, respectively (Notes 3 and 5)                        14,245,932             11,900,735
                                                                           ------------           ------------
                  Total assets                                              $29,821,106            $22,740,029
                                                                            ===========            ===========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable                                                            $ 8,131,715             $7,699,721
Accrued expenses                                                              2,364,219              1,614,453
Accrued transportation expenses                                               3,303,366                413,821
Reserve for restructuring                                                     2,681,956                      -
Note payable to bank (Note 6)                                                 6,467,558              1,641,347
Note payable to affiliate (Note 6)                                              500,754              3,954,989
Current portion of long-term debt due to affiliate (Note 6)                   3,633,273              3,150,000
Current portion of long-term debt (Note 6)                                       50,000              3,975,000
Dividends payable                                                                12,875                      -
Lease obligation-current portion (Note 8)                                        12,063                 21,034
                                                                           ------------           ------------
                  Total current liabilities                                  27,157,779             22,470,365
LONG-TERM DEBT DUE TO AFFILIATE (Note 6)                                      4,000,000              8,000,000
LONG TERM DEBT (Note 6)                                                          87,500                      -
LEASE OBLIGATION--LONG-TERM (Note 8)                                              6,251                 18,315
                                                                           ------------           ------------
                  Total liabilities                                         $31,251,530            $30,488,680
                                                                            -----------            -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' DEFICIT:
Preferred Stock, $10 par value; 2,500,000 shares authorized,
  498,000 shares issued and outstanding                                       4,980,000                      -
Common stock, $.01 par value; 15,000,000 shares authorized,
  6,826,504 and 3,626,504 shares issued and outstanding,
  respectively                                                                   68,265                 36,265
Paid-in capital                                                              20,972,256              8,567,675
Accumulated deficit                                                         (27,439,695)           (16,341,341)
Less:  Treasury stock, 106,304 shares held at cost                              (11,250)               (11,250)
                                                                           ------------           ------------
                  Total stockholders' deficit                                (1,430,424)            (7,748,651)
                                                                           ------------           ------------
                  Total liabilities and stockholders' deficit               $29,821,106            $22,740,029
                                                                            ===========            ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                   Six Months
                                                                            Year Ended                Ended
                                                                           June 30, 1997          June 30, 1996
                                                                           -------------          -------------

OPERATING REVENUE                                                           $75,352,065            $27,445,583

COST OF TRANSPORTATION                                                       57,198,797             20,961,019
                                                                           ------------           ------------

         Gross profit                                                        18,153,268              6,484,564

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                 23,985,223              8,772,226

OTHER INCOME (EXPENSE):

         Interest expense                                                    (1,335,833)            (4,057,864)

         Other income (expense), net                                             66,936                (50,998)
         Loss before restructuring charge                                    (7,100,852)            (6,396,524)

         Restructuring charge (Note 2)                                       (3,407,482)                     -
                                                                           ------------           ------------

         Net loss                                                          ($10,508,334)           ($6,396,524)
                                                                           ============            ===========

         Net loss per common share                                               ($1.74)                ($1.84)
                                                                           ------------           ------------

         Weighted average number of common shares                             6,048,148              3,482,504
                                                                           ------------           ------------





              The accompanying notes are an integral part of these
                            consolidated statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    FOR THE YEAR ENDED JUNE 30, 1997 AND THE
                         SIX MONTHS ENDED JUNE 30, 1996


                                                                          Additional
                                    Preferred Stock       Common Stock      Paid-in      Treasury Stock    Accumulated
                                    Shares   Amount     Shares    Amount    Capital      Shares   Amount    (Deficit)       Total

Balance January 1, 1996              -          -     2,100,000  $21,000       -           -       -      ($4,932,989) ($4,911,989)

Liabilities in excess of assets
  distributed to TIA/CFS             -          -         -        -           -           -       -        4,988,172    4,988,172

Exchange Note issued to TIA/
  CFS in connection with asset
  exchange                           -          -         -        -           -           -       -      (10,000,000) (10,000,000)

Common Stock issued in connection
  with assigned notes                -          -       280,888    2,809    1,376,301       -       -            -       1,379,110

Common Stock issued in connection
  with Bridge and Interim
  financings                         -          -       727,560    7,276    2,781,787      -       -            -        2,789,063

Common Stock issued to former
  stockholders of Amertranz
  Worldwide                          -          -       518,056    5,180    4,409,587      -       -            -        4,414,767

Purchase of treasury stock           -          -         -        -           -         106,304 (11,250)       -          (11,250)

Net loss                             -          -         -        -           -           -       -       (6,396,524)  (6,396,524)
                                   -------------------------------------------------------------------------------------------------

Balance, June 30, 1996               -          -     3,626,504  $36,265  $8,567,675     106,304($11,250)($16,341,341) ($7,748,651)


Common stock issued in
  connection with the IPO            -          -     2,300,000  $23,000 $11,013,288       -       -            -      $11,036,288

Preferred stock issued in
  exchange for a principal
  reduction in the Exchange Note   200,000  2,000,000     -        -           -           -       -            -        2,000,000

Common stock issued in connection
  with the acquisition of Target     -          -       900,000    9,000   1,014,750       -       -            -        1,023,750

Acquisition of Consolidated         20,000    200,000     -        -         371,000       -       -            -          571,000

Stock Options exercised              -          -         -        -           5,543       -       -            -            5,543

Preferred stock issued in
  connection with the Private
  Placement                        257,500  2,575,000     -        -           -          -         -        (372,145)   2,202,855

Cash dividends associated with the
  Class C Preferred stock            -          -         -        -           -          -        -          (12,875)     (12,875)

Preferred Stock dividends associated
  with the Class A Preferred stock  20,500    205,000     -        -           -          -        -         (205,000)       -

Net loss                             -          -         -        -           -          -        -      (10,508,334) (10,508,334)
                                   -------------------------------------------------------------------------------------------------

Balance June 30, 1997              498,000 $4,980,000 6,826,504  $68,265 $20,972,256    106,304 ($11,250)($27,439,695) ($1,430,424)
                                   ======= ========== =========  ======= ===========    =======  =======  ===========   ==========

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                    Six Months
                                                                                  Year Ended           Ended
                                                                                 June 30, 1997     June 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       ($10,508,334)     ($6,396,524)
  Bad debt expense                                                                    411,285          (13,187)
  Depreciation and amortization                                                       870,123          361,467
  Write off and write down of fixed assets                                            727,938            -
  Decrease in debt issuance costs                                                     103,466        3,208,809
  Restructuring charge                                                              3,407,482            -
  Adjustments to reconcile net loss to net cash used in operating activities-
     Increase in accounts receivable                                                 (485,963)      (3,628,728)
     Increase in prepaid expenses and other current assets                           (257,630)         (22,301)
     Decrease (increase) in other assets                                               32,913       (1,214,586)
     (Decrease) increase in accounts payable and accrued expenses                  (2,000,123)       1,130,878
     Increase in due to affiliates                                                      -                1,414
                                                                                -------------     ------------
         Net cash used in operating activities                                     (7,698,843)      (6,572,758)
                                                                                -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (468,912)        (123,068)
  Acquisition of Consolidated                                                         105,602            -
  Acquisition of Target                                                              (452,032)           -
  Cash advances under notes receivable                                                  -             (300,000)
                                                                                -------------     ------------
         Net cash used in investing activities                                       (815,342)        (423,068)
                                                                                -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering ("IPO") - net of costs                     12,190,682            -
  Proceeds from Private Placement - net of costs                                    2,202,855            -
  Issuance of common stock in connection with the IPO                                  23,000            -
  Stock options exercised                                                               5,543            -
  Net borrowings (repayments) from note payable to bank                             4,676,355          (56,515)
  (Repayment) proceeds from short-term debt                                        (4,104,227)       5,190,064
  Repayment of long-term debt                                                      (2,000,000)      (3,990,064)
  (Repayment) proceeds from revolving loan due to affiliate                        (3,454,235)       3,954,989
  Payment of lease obligations                                                        (21,035)          (8,139)
  Purchase of treasury stock                                                            -              (11,250)
  Cash portion of assets distributed to TIA                                             -           (2,590,031)
                                                                                -------------     ------------
         Net cash provided by financing activities                                  9,518,938        2,489,054
                                                                                -------------     ------------

         Net increase (decrease) in cash and cash equivalents                       1,004,753       (4,506,772)
                                                                                -------------     ------------

CASH AND CASH EQUIVALENTS, beginning of the year                                      377,490        4,884,262
                                                                                -------------     ------------
CASH AND CASH EQUIVALENTS, end of the year                                      $   1,382,243     $    377,490
                                                                                =============     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments For:
  Interest                                                                      $     468,588     $    825,563
  Income taxes                                                                  $      46,396     $    434,199

              The accompanying notes are an integral part of these
                            consolidated statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


                                                                                                    Six Months
                                                                                Year Ended             Ended
                                                                               June 30, 1997       June 30, 1996

Issuance of preferred stock as partial repayment of long-term debt               $2,000,000               -
Issuance of preferred stock for the Private Placement                            $2,575,000               -
Issuance of preferred stock for the acquisition of Consolidated                  $  200,000               -
Issuance of preferred stock as dividends for the Class A preferred stock         $  205,000               -
Issuance of note payable to Consolidated stockholders                            $  150,000               -
Issuance of common stock in connection with the acquisition of Target            $    9,000               -


On October 10, 1996, Consolidated merged with and into the Company pursuant to the terms of a merger agreement dated as of September 30, 1996. In conjunction with the acquisition, the resulting goodwill is as follows:

         Net assets assumed                                                     ($  121,539)               -
         Purchase Price                                                             786,428                -
                                                                                -----------
              Goodwill                                                           $  664,889                -
                                                                                ===========

On May 8, 1997, Target merged with and into the Company pursuant to the terms of Merger dated as of April 17, 1997. In conjunction with the acquisition, the resulting goodwill is as follows:

         Net liabilities assumed                                                 $  709,157                -
         Purchase Price                                                           1,488,782                -
                                                                                 ----------
              Goodwill                                                           $2,197,939                -
                                                                                 ==========

On February 7, 1996 Holdings purchased the capital stock of Amertranz for shares valued at $4,415,000. In conjunction with the acquisition, the resulting goodwill is as follows:

         Net liabilities assumed                                                       -          $  7,685,000
         Purchase price                                                                -             4,415,000
                                                                                                  ------------
              Goodwill                                                                 -           $12,100,000

         Net liabilities retained by TIA/CFS                                           -             4,988,172
         Cash portion of assets distributed to TIA                                     -            (2,590,031)
                                                                                                  ------------
         Net liabilities distributed                                                   -          $  2,398,141
                                                                                                  ============


                   The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND

In January 1996, Amertranz Worldwide Holding Corp. ("Holding" or the "Company") was incorporated in the state of Delaware. Effective February 7, 1996, Holding concluded an Asset Exchange Agreement (the "Agreement") with TIA, Inc. ("TIA"), Caribbean Freight System, Inc. ("CFS"), Amertranz Worldwide, Inc. ("Amertranz") and the stockholders and convertible note holders of Amertranz. As part of this transaction, Holding received (i) all of the issued and outstanding stock of Amertranz, (ii) $1,379,110 in convertible notes of Amertranz, and (iii) the air freight forwarding business of TIA and CFS. Holding then contributed the air freight forwarding business of TIA and CFS to Caribbean Air Services, Inc. ("CAS") in return for all of the issued and outstanding shares of CAS. TIA and CFS received 2,100,000 shares of common stock of the Company and a $10,000,000 promissory note, as discussed in Note 6, in addition to stock in the Company.

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

On July 3, 1996, the Company completed an initial public offering ("IPO") of 2,300,000 shares of common stock and redeemable common stock purchase warrants at an initial offering price of $6.10 per share. Prior to the IPO, there was no public market for the Company's capital stock. The net proceeds to the Company of $12,213,682 were used to pay down existing debt of $6,503,000 and the balance was used for working capital purposes. Additionally, the Company issued 200,000 shares of Class A, non-voting, cumulative, convertible preferred stock with a par value of $10.00 in exchange for payment of $2,000,000 of its promissory note with TIA and CFS.

2. MANAGEMENT'S PLANS

During the year ended June 30, 1997, the Company incurred a loss of $10.5 million. Included in this loss was approximately $3.4 million attributed to restructuring costs in connection with the Company's closing of its Amertranz subsidiary and cessation of the Amertranz subsidiary's operation. The balance of the Company's loss for the fiscal year ended June 30, 1997 before the restructuring charges ($7.1 million) is attributed to the Amertranz subsidiary's operations. Losses of the Amertranz subsidiary for the fiscal year ended June 30, 1997 before the restructuring charges were $8.3 million, representing approximately 117% of the $7.1 million net losses of the Company before restructuring charges. Without the restructuring charges or the Amertranz subsidiary's losses, the Company would have reported a profit before income taxes of approximately $1.2 million, primarily from the operations of its CAS subsidiary.

As part of the closing of the Amertranz subsidiary, the Amertranz subsidiary's business was combined with the Company's Target subsidiary. To date, management believes that Target has successfully integrated many of the customers of the Amertranz subsidiary into Target's operations.

The Company anticipates that the closing of the Amertranz subsidiary while retaining many of its customers will have the effect of containing the significant losses which the Company has incurred during the fiscal years ended June 30, 1997 and 1996.

As of June 30, 1997, the Company had a working capital deficiency of $12.5 million. Approximately $3.9 million of this amount represents unsecured trade payables of the Amertranz subsidiary. In order to preserve the goodwill of these trade creditors, the Company is currently negotiating with these trade creditors to satisfy the Amertranz subsidiary's obligations over a period of time, primarily based on a percentage of the Company's future profits.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




In addition, $4.1 million of the Company's current liabilities represent obligations to TIA and CFS, which, by their terms, are subordinated to the Company's revolving credit obligations to BNY. Accordingly, repayment of these obligations to TIA and CFS will only be made from the Company's future profits.

The Company was in violation of the financial covenants under the BNY Facility. BNY waived these violations and has revised the covenants. The Company is in compliance with the revised covenants. These revisions did not affect the availability under the BNY Facility. As of June 30, 1997, the Company had $1.2 million available under the BNY Facility, as well as additional cash resources of approximately $1.4 million from the proceeds of the Private Placement and from operations.

Results of the Company's operations for July and August 1997 indicate that: (i) the closing of the Amertranz subsidiary is having a significant positive impact on operating results; (ii) management believes that many customers of the Amertranz subsidiary have been retained and are being successfully integrated into the operations of the Target subsidiary; and (iii) the operations of the Company's CAS subsidiary continue to be profitable. There can be no assurance that management's plans outlined above to stem the Company's losses and return to profitability will be successful. However, management believes that it will successfully conclude its negotiations with the trade creditors of the Amertranz subsidiary and that there will be a significant positive impact on the Company's consolidated operating results and cash flows as a result of the closing of the Amertranz subsidiary and the consolidation of the Amertranz customer base into Target to sustain the Company's operations for the fiscal year ending June 30, 1998.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

For the fiscal year ended June 30, 1997, the consolidated financial statements include the accounts of Holding, CAS, Amertranz, Consolidated (since October 1,
1996) and Target (since May 1, 1997).

For the six months ended June 30, 1996, the consolidated financial statements include the accounts of Holding, CAS and Amertranz since February 7, 1996. The accompanying consolidated statements of operations and changes in retained deficit include the accounts of the former air freight business of TIA (a wholly-owned subsidiary of Wrexham Aviation Corporation) and CFS, which was not a separate legal or historical reporting entity for the period January 1, 1996 through February 7, 1996. All significant intercompany accounts and transactions have been eliminated.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed under the straight-line method over estimated useful lives ranging from 3 to 8 years. Assets under capital leases are depreciated over the shorter of the estimated useful life of the asset or the lease term. The Company utilizes a half-year convention for assets in the year of acquisition and disposal.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



Goodwill

Goodwill represents the excess of cost over the net assets acquired and is amortized on a straight-line basis over 25 years. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Acquired Assets and for Long-Lived Assets to be Disposed of", management periodically assesses whether there has been an impairment in the carrying value of the excess of cost over the net assets acquired, by comparing current and projected annual undiscounted cash flows with the carrying amount. In the event there is an impairment of goodwill, management would reduce the carrying value to an amount equal to the projected discounted cash flow of the underlying assets.

Stock Options

The Company grants stock options to certain officers and related parties. Compensation expense is recognized based upon the aggregate difference between the fair market value of the Company's stock at date of grant and the option price. Compensation expense is recognized equally over the vesting period.

In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to continue using the accounting under APB Onion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied (Note
7). These disclosure requirements are effective for fiscal years beginning after December 16, 1995. The Company has elected to continue accounting for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and to provide the disclosures required by SFAS No. 123.

Revenue Recognition

Revenue from freight forwarding is recognized upon delivery of goods, and direct expenses associated with the cost of transportation are accrued concurrently. Monthly provision is made for doubtful receivables, discounts, returns and allowances.

Cash and Cash Equivalents

Cash at June 30, 1996 includes $297,000 of overnight repurchase agreements. There were no such agreements at June 30, 1997.

Self Insurance

The Company's CAS and Amertranz subsidiaries are generally self-insured for losses and liabilities related to medical and dental claims. Losses are accrued based upon each subsidiary's estimates of the aggregate liability for medical and dental claims incurred based on each subsidiary's experience. In addition to this self-insurance, an insurance policy is maintained which insures both subsidiaries for losses over $50,000 for each individual insured and on an aggregate basis for losses over an amount determined by formula.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



CAS and Amertranz have been self-insured for medical claims since February 6, 1996 and May 1, 1997, respectively. For the year ended June 30, 1997, CAS and Amertranz have accrued approximately $38,000 and $50,000, respectively relating to medical claims.

Per Share Data

Earnings per share is computed using the weighted average number of common shares outstanding and, where applicable, common equivalent shares issuable upon exercise of stock options and warrants redeemable under the treasury stock method to the extent that they are dilutive. Any dividends on preferred stock accrued by the Company have been accounted for in the computation.

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires the dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

Fair Value of Financial Instruments

Cash equivalents are reflected at cost which approximate their fair values. The fair value of notes and loans payable outstanding is estimated by discounting the future cash flows using the current rates offered by lenders for similar borrowings with similar credit ratings. The carrying amounts of the accounts receivable and debt approximate their fair value.

4. PROPERTY AND EQUIPMENT, NET

                                                                               June 30,          June 30,
                                                                                 1997              1996
         Property and Equipment consists of the following:
                  Furniture and fixtures                                     $   730,341       $   303,502
                  Computer equipment                                             665,738           421,946
                  Computer software                                                -               219,701
                  Leasehold improvements                                          25,538            63,658
                  Logos and trademarks                                             -                22,349
                  Vehicles                                                       171,801             8,499
                                                                             -----------       -----------
                                                                               1,593,418         1,039,655
                  Less:  Accumulated depreciation and amortization               858,518           210,213
                                                                             -----------       -----------
                                                                             $   734,900       $   829,442
                                                                             ===========       ===========

5. ACQUISITIONS

(a) On February 7, 1996, Holding acquired all of the issued and outstanding stock of Amertranz and the former stockholders of Amertranz received 870,254 shares (which consist of the investment in Amertranz Worldwide of

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



518,056 shares, assigned notes of 280,888 shares and 71,310 shares associated with the Interim Financing) of Holding's common stock and options to purchase 224,399 shares of Holding's common stock valued at $4,415,000 or approximately $4.25 per share and option. The Amertranz transaction has been accounted for as a purchase and resulted in goodwill of approximately $12.1 million which represents the excess of the cost over the fair value of the assets acquired.

(b) On October 10, 1996, the Company acquired all of the issued and outstanding stock of Consolidated Air Services, Inc. ("Consolidated") for 20,000 shares of Holding's Class B Preferred Stock valued at $571,000 or approximately $28.55 per share. The Consolidated transaction has been accounted for as a purchase and resulted in goodwill of approximately $665,000 which represents the excess cost over the fair value of the assets acquired.

(c) On May 8, 1997, the Company acquired all of the issued and outstanding stock of Target Airfreight, Inc. ("Target") for $400,000 cash and 900,000 shares of Holding's common stock valued at $1,023,750 or approximately $1.14 per share. The Target transaction has been accounted for as a purchase and resulted in goodwill of approximately $2.2 million which represents the excess cost over the fair value of the assets acquired.

(d) The following unaudited pro forma financial information for the Company gives effect to the Consolidated and Target acquisitions as if they occurred at the beginning of each fiscal period presented. These pro forma results have been prepared for comparative purposes only, and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated or which may result in the future:

                                                 Year Ended    Six Months Ended
                                                June 30, 1997    June 30, 1996

         Operating revenue                      $100,026,271      $44,281,278
         Net loss                              ($ 10,545,825)    ($ 6,385,598)
         Net loss per share                    ($1.55)           ($1.46)

6. DEBT

As of June 30, 1997 and 1996, long-term and short-term debt consisted of the following:

                                                                June 30, 1997    June 30, 1996

         Promissory note to TIA and CFS (a)                    $  6,680,200       $10,000,000
         Revolving loan to TIA and CFS (b)                          500,754         3,954,989
         February Bridge notes (c)                                    -             2,775,000
         May bridge notes (d)                                         -             1,200,000
         Asset-based financing (e)                                6,467,558         1,641,347
         Notes payable to TIA (f)                                   953,073           800,000
         Interim financing                                            -               350,000
         Promissory note to
              Consolidated Shareholders (g)                         137,500             -
                                                               ------------      ------------

         Total debt                                              14,739,085        20,721,336
         Less: Current portion                                  (10,651,585)      (12,721,336)
                                                               ------------      ------------
         Long-term debt                                           4,087,500         8,000,000
                                                               ============      ============

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



(a) On February 7, 1996, as part of the Agreement, Holding issued to TIA and CFS a $10,000,000 promissory note which bears interest at the rate of 8.0% per annum. On July 3, 1996, Holding repaid $2,000,000 of this debt from the proceeds of the IPO and converted $2,000,000 of the note into Class A, non-voting, cumulative, convertible preferred stock. As of June 30, 1997, $6,680,200 (includes $680,200 of accrued interest) was outstanding under this note.

(b) As part of the Agreement, TIA and CFS have agreed to lend to CAS on a revolving loan basis, an amount up to the net cash collections of TIA and CFS's accounts receivable as of February 7, 1996 and additional amounts at the discretion of TIA and CFS, up to an aggregate maximum of $4,000,000 outstanding at any time, pursuant to the terms of a Revolving Credit Promissory Note. Only funds advanced at the discretion of TIA and CFS bear interest, at the greater of
(i) 1% per month or (ii) at a rate of 4% over prime. The note is secured by all of the assets of CAS and is guaranteed by Holding and Amertranz. Furthermore, the note discussed here and in (a) above are subordinated to the Company's revolving credit obligations to BNY. On January 16, 1997, upon the closing of the BNY Facility, the Company repaid $3,570,768 of this note. As of June 30, 1997, $500,754 was outstanding under this facility.

(c) On February 7, 1996, Holding consummated a private placement with a group of investors whereby Holding borrowed $2,775,000 and issued promissory notes. The notes were due at the earlier of (i) the consummation of the IPO by the Company, or (ii) February 7, 1998, or (iii) the sale or merger of Holding. The investors also received 416,250 shares of common stock of Holding, as well as 832,500 warrants to purchase shares of common stock of Holding for five years at $5.00 per share. These warrants converted into IPO warrants upon the completion of the IPO by Holding and are exercisable at the IPO price. The notes accrued interest at 10% per annum until April 30, 1996 and thereafter at 15% per annum. The notes were secured by a junior lien on all of the assets of the Company. The Company recorded debt issuance costs of approximately $2,143,000 in connection with such bridge financing and amortized the amount over the life of the debt. Upon repayment of the debt, the related unamortized debt issuance cost was expensed. The effective annual rate of interest on the notes after giving effect to the debt issuance cost of $2,143,000 is 200%. The fair value of the shares of common stock at the time of issuance was $4.25 per share. This debt was repaid on July 3, 1996 with the proceeds of the IPO.

(d) On May 10, 1996, Holding consummated a private placement with a group of investors whereby Holding borrowed $1,200,000 and issued promissory notes. The notes were due at the earlier of (i) the closing of the IPO by Holding or (ii) February 7, 1998 or (iii) the sale or merger of Holding. The investors also received 240,000 shares of common stock of Holding, as well as 480,000 warrants to purchase shares of common stock of Holding for five years at $5.00 per share. These warrants converted into IPO warrants upon the completion of the IPO by Holding and are exercisable at the IPO price. The notes accrued interest at 15% per annum. The notes were secured by a lien on all of the assets of the Company. The Company recorded debt issuance costs of approximately $1,020,000 in connection with such bridge financing and amortized the amount over the life of the debt. Upon repayment of the debt, the related unamortized debt issuance cost was expensed. The effective annual rate of interest on the notes after giving effect to the debt issuance cost of $1,020,000 is 525%. The fair value of the shares of common stock at the time of issuance was $4.25 per share. This debt was repaid on July 3, 1996 with the proceeds of the IPO.

(e) In January, 1997, the Company entered into an Accounts Receivable Management and Security Agreement with a lender whereby it receives advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $10,000,000. The loan is subject to interest at a rate of 2.0% per annum over the prevailing prime rate as defined by BNY (8.5% as of June 30, 1997). At June 30, 1997, the outstanding balance on the credit line was $6,467,558 which represented 84% of the approximate $7,671,000 available thereunder. The lender has a security interest in all present and future accounts receivable, machinery and equipment and other assets of Amertranz and the loan is guaranteed by Holding.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




(f) In October 1995,  Amertranz  obtained a $500,000  subordinated  secured loan from TIA, which was increased to $800,000 in January 1996 ("TIA Loan"). The original TIA Loan bears interest at the rate of 12% per annum. As of June 30, 1997, the Company had $953,073 (includes $153,073 of accrued interest) outstanding under the TIA Loan.

(g) In connection with the acquisition of Consolidated, the Company issued a promissory note to the Consolidated stockholders in the aggregate principal amount of $150,000. The note bears interest at the rate of 8% per annum and is repayable in 12 equal, consecutive quarterly payments of principal and interest commencing January 2, 1997.

Between June 1995 and November 1995, Amertranz borrowed $1,379,110 in aggregate principal amount from persons affiliated with Amertranz and other non-affiliated lenders and issued convertible notes thereof. All of these notes were assigned by the holders thereof to Holding as part of the Combination and are included in additional paid-in capital.

The Company's indebtedness to TIA and CFS is subordinated to the Company's obligations under its accounts receivable financing facility with BNY Financial Corp.

7. SHAREHOLDERS' DEFICIT

Preferred Stock

As of June 30, 1997, the authorized preferred stock of the Company is 2,500,000 shares. As of the date of this Form 10-K, 498,000 shares of preferred stock are outstanding as follows:

                                                        Number of Shares
                  Date Issued                                Issued
                  -----------                                ------
                  July 3, 1996                               200,000   (a)
                  October 10, 1996                            20,000   (b)
                  December 31, 1996                           10,000   (a)
                  June 13, 1997                              257,500   (c)
                  June 30, 1997                               10,500   (a)
                                                             -------
                  Preferred Stock Issued                     498,000
                                                             =======

(a) Class A Preferred Stock. On July 3, 1996, the Company issued 200,000 shares of Class A, non-voting, cumulative, convertible preferred stock with a par value of $10.00 in exchange for a paydown of $2,000,000 on the $10,000,000 promissory note.

The Class A Preferred Stock will pay cumulative cash dividends at an annual rate of $1.00 per share in cash or, at the option of the Company, in shares of Class A Preferred Stock, at the rate of $10.00 per share. The Company is prohibited from paying any dividends on common stock unless all required Class A Preferred Stock dividends have been paid. Each share of Class A Preferred Stock may be converted at any time, at the option of the holder, into common stock at a conversion price of the lower of (i) the IPO price per share of common stock or
(ii) 80% of the average of the closing price per share of common stock on the day prior to the conversion date. Class A Preferred Stock holders are entitled to a liquidation preference of $10.00 per share plus all accrued and unpaid dividends.

On December 31, 1996 and June 30, 1997, the Company issued 10,000 and 10,500, respectively, shares of Class A, non-voting, cumulative, convertible preferred stock with a par value of $10.00 representing the semi-annual dividend due the Class A preferred shareholders.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




(b) Class B Preferred Stock. On October 10, 1996, the Company issued 20,000 shares of Class B, non-voting, convertible preferred stock with a par value of $10.00 for all of the issued and outstanding shares of Consolidated.

No dividends are paid on Class B Preferred Stock, and the shares carry no liquidation preference or voting rights. Each share of Class B Preferred Stock may be converted, at the option of the holder thereof at any time after October 10, 1997, into 10 shares of the Company's common stock.

(c) Class C Preferred Stock. On June 13, 1997, the Company issued 257,500 shares of Class C, non-voting, cumulative, convertible preferred stock with a par value of $10.00 upon completion of a $2,575,000 private placement of equity securities to individual investors (the "Private Placement").

The Class C Preferred Stock will pay cumulative cash dividends at an annual rate of $1.00 per share payable the last day of each calendar quarter in cash or, at the option of the Company, in shares of common stock provided a registration statement with respect to the underling shares of common stock is in effect. The Company is prohibited from paying any dividends on common stock or Class A Preferred Stock unless all required Class C Preferred Stock dividends have been paid. Each share of Class C Preferred Stock may be converted at any time, at the option of the holder, into 10 shares of common stock. Each share of Class C Preferred Stock acquired in the Private Placement and all shares of Common Stock underlying such securities may not be sold until June 13, 1998 without the approval of GKN Securities Corp. ("GKN"), the placement agent for the Private Placement.

Warrants

As of June 30, 1997, the Company had 5,074,283 warrants outstanding to purchase 5,074,283 shares of common stock at $6.00 per share.

In connection with the Company's February 1996 and May 1996 bridge financings, the Company issued warrants to purchase 1,386,783 shares of common stock at an exercise price and on terms identical to the warrants issued in the IPO.

In connection with the IPO of July 3, 1997, the Company issued 2,300,000 shares of common stock and 2,300,000 warrants. Each warrant entitles the holder thereof to purchase one share of common stock for $6.00 during the four-year period commencing June 28, 1997.

In connection with the Private Placement of June 13, 1997, the Company issued 257,500 shares of Class C preferred stock and 1,387,500 warrants. Each warrant entitles the holder thereof to purchase one share of common stock for $6.00 during the four-year period commencing June 28, 1997.

The Company may redeem the warrants at a price of $.01 per warrant at any time after they become exercisable upon not less than 30 days' prior written notice if the last sale price of the common stock has been at least $10.00 for each of the 20 consecutive trading days ending on the third day prior to the date on which the notice of redemption is given.

Stock Option Plan

In June 1996,  the Board of  Directors  of the  Company  adopted  the  Amertranz
Worldwide Holding Corp. 1996 Stock Option Plan ("1996 Plan"), which was subsequently approved by shareholders. The 1996 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 402,348 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of incentive stock options ("ISOs") or

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



nonqualified stock options ("NSOs") and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price at at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.10 to $6.00 and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At June 30, 1997, 96,300 stock options granted to employees and directors were exercisable. The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at market value (Note 3). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                         Year            Six Months
                                        Ended              Ended
                                    June 30, 1997      June 30, 1996

Net loss:      As Reported           ($10,508,334)       ($6,396,524)
               Pro Forma             ($10,833,762)       ($6,997,862)

Primary EPS:   As Reported                ($1.74)            ($1.84)
               Pro Forma                  ($1.79)            ($2.01)

The  effects  of  applying  SFAS No.  123 in the pro  forma  disclosure  are not
indicative  of  future  amounts  as  additional   awards  in  future  years  are
anticipated.

Prior to the adoption of the 1996 Plan, there were 224,399 options granted to purchase common stock at exercise prices ranging from $0.048 to $0.408. These options were granted to the stockholders of Amertranz and the holders of certain convertible promissory notes of Amertranz pursuant to the terms of the Asset Exchange Agreement. At June 30, 1997, 196,007 options were outstanding and 181,809 were exercisable.

The following table reflects activity under the plan for the two-year period ended June 30, 1997:

                                             Year Ended June 30, 1997        Six Months Ended June 30, 1996
                                             ------------------------        ------------------------------

                                                          Weighted                           Weighted
                                                           Average                            Average
                                                          Exercise                           Exercise
                                              Shares        Price                Shares        Price

Outstanding at beginning of year              526,399        2.76                 42,590         .16
Granted                                        -             -                   483,809        2.99
Exercised                                     (38,392)        .68                 -             -
Forfeited                                     (56,800)       2.06                 -             -
Cancelled                                      -             -                    -             -

Outstanding at end of year                    431,207       $3.08                526,399       $2.76
Exercisable at end of year                    278,109       $2.18                196,005       $ .34


                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




The weighted average fair value and exercise price for options granted at an exercise price equal to fair market is $3.18 and $.06, respectively. The weighted average fair value and exercise price for options granted at an exercise price below fair market is $2.51 and $.06, respectively.

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                            1996

Risk-Free Interest Rates                     6.05%
Expected Lives                               5
Expected Volatility                         64.00%
Expected Dividend Yields                     0.00%

The following table summarizes information about stock options outstanding at June 30, 1997:

                                Options Outstanding                               Options Exercisable

                            Number            Weighted         Weighted         Number          Weighted
                          Outstanding          Average          Average       Exercisable        Average
                              at              Remaining        Exercise           at            Exercise
Exercise Prices             6/30/97       Contractual Life       Price          6/30/97           Price

$0.04 - $0.50               196,007                 5             $0.34         181,809            $0.35
$4.00 - $6.00               235,200                 5             $5.37          96,300            $5.61
                            -------                                             --------
$0.04 - $6.00               431,207                 5             $3.08         278,109            $2.17
                            =======                                             =======


8. COMMITMENTS AND CONTINGENCIES

Leases

Future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

       YEAR ENDING                                           CAPITAL LEASES                 OPERATING LEASES

         1998                                                    $24,053                        $2,370,093
         1999                                                     14,031                         1,892,802
         2000                                                      -                             1,329,909
         2001                                                      -                               883,474
         2002                                                      -                               798,298
         2003                                                      -                                33,092
                                                                --------                       -----------

         Total minimum lease payments                             38,084                        $7,307,669
                                                                                                ==========
         Less--Amount representing interest                       (1,373)
                                                                --------
                                                                 $36,711

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



Employment Agreements

Amertranz has employment agreements with certain employees expiring at various times through July 2000. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 1997, excluding bonuses, was approximately $1,040,000.

9. INCOME TAXES

At February 7, 1996, the Company had a tax net operating loss carry forward of approximately $7,757,000, available within statutory limits, to offset future regular federal taxable income. In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of a corporation of greater than 50 percentage points within a three-year period places an annual limitation on the corporation's ability to utilize its existing net operating loss carry forwards. Such a change in ownership was deemed to have occurred in connection with the Asset Exchange Agreement in which Amertranz became part of the Company, at which time the Company's net operating loss carry forwards amounted to approximately $7,757,000. The Company is subject to a significant annual limitation of the utilization of such tax attributes over the fifteen year carry forward period. To the extent the annual limitation is not utilized, it may be carried forward for utilization in future years. This limitation could affect the Company's future provisions for or payment of federal income tax should the Company's operations produce increased amounts of taxable income in the future.

Deferred tax benefits at June 30, 1997 and 1996, which are fully offset by a valuation allowance, primarily represent the estimated future tax effects of federal net operating losses aggregating approximately $4,457,099 and $3,548,022, respectively.

10. RELATED PARTY TRANSACTIONS

(a) Under the terms of a cargo aircraft charter agreement with Tradewinds Airlines, Inc. ("Tradewinds Air"), a subsidiary of Tradewinds Acquisition Corporation, of which TIA owns approximately 26% of the outstanding common stock, CAS has exclusive rights until June 30, 1998 to the use of a leased L-1011 freighter aircraft. While CAS is guaranteed the use of the L-1011 aircraft as needed, it pays only for actual use of the aircraft at market rates. At June 30, 1997, CAS had outstanding payables to Tradewinds Air of approximately $465,000 and accrued expenses of $815,000.

(b) CAS had sales to Amertranz of $985,477, and related accounts receivable of approximately $673,000 as of and for the year ended June 30, 1997.

At June 30, 1997, Amertranz owes approximately $673,000 to CAS for air freight forwarding services.

(c) In connection with the acquisition of Consolidated, the Company issued a Promissory Note in the amount of $150,000. At June 30, 1997, the amount outstanding under this note was $137,500. The note bears interest at 8% and matures October 1, 1999.

(d) The President of Target, who is also a Director of the Company, owns 10% of the shares of Target Airfreight (Hong Kong) Limited ("Target - HKG") and Target
- HKG owns shares in Target Airfreight (Asia) PTE., Limited ("Target - SIN").

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



Target had sales to Target - HKG and Target - SIN of $261,952 and $157,233, respectively, for the two month period ended June 30, 1997; and accounts receivable of $315,548 and $275,595, respectively, at June 30, 1997.

At June 30, 1997, Target owes $390,384 and $4,345 to Target - HKG and Target - SIN, respectively.

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

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                          STATEMENTS OF OPERATIONS AND
                         CHANGES IN ACCUMULATED DEFICIT

                  Years Ended December 31, 1993, 1994 and 1995


                                                                         DECEMBER 31,
                                                       --------------------------------------------------
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

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1993, 1994 and 1995

                                                                                        DECEMBER 31,
                                                                           1993             1994             1995
Cash flows from operating activities:
   Net income                                                           $ 868,859       $ 2,553,102      $ 2,366,129
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Depreciation and amortization                                        416,830           377,569          367,111
     Net disposals of property and equipment                                   --            46,978               --
     Bad debt expense                                                     153,574            70,000           41,000
   Changes in assets and liabilities:
     Increase in accounts receivable                                     (771,087)         (949,027)        (224,790)
     Increase in income taxes receivable                                       --                --          (65,000)
     Increase in inventory                                                (11,309)               --               --
     (Increase) decrease in prepaid expenses                             (140,608)          581,376           26,961
     Increase (decrease) in accounts payable                              487,518          (274,010)          (9,167)
     Decrease in accrued liabilities                                     (706,398)         (165,264)        (243,925)
     Increase (decrease) in income taxes payable                               --            68,201         (108,201)
                                                                        ---------       -----------      -----------

       Total adjustments                                                 (571,480)         (244,177)        (216,011)
                                                                        ---------       -----------      -----------
       Net cash provided by operating activities                          297,379         2,308,925        2,150,118

Cash flows from investing activities:
    Cash advances under notes receivable                                       --                --         (500,000)
    Purchases of furniture, fixtures and equipment                        (95,567)          (42,280)        (102,829)
    Increase in other assets                                               (7,393)           (9,405)              --
                                                                        ---------       -----------      -----------

       Net cash used in investing activities                             (102,960)          (51,685)        (602,829)
Cash flows from financing activities:
    Proceeds from Parent cash advance                                     400,000                --               --
    Repayments on Parent cash advance                                    (161,199)         (238,801)              --
    Payments on note payable to affiliate                                      --                --       (1,200,000)
    Repayments on notes payable                                          (274,162)         (231,264)         (25,000)
                                                                        ---------       -----------      -----------

       Net cash used in financing activities                              (35,361)         (470,065)      (1,225,000)
                                                                        ---------       -----------      -----------

Net increase in cash and cash equivalents                                 159,058         1,787,175          322,289
Cash and cash equivalents at beginning of year                            194,814           353,872        2,141,047
                                                                        ---------       -----------      -----------

Cash and cash equivalents at end of year                                  353,872         2,141,047        2,463,336
                                                                        =========       ===========      ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                 586,056         1,666,950          946,155
                                                                        =========       ===========      ===========
   Cash paid during the year for income taxes                           $      --       $        --      $   173,201
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

         Income tax expense for 1993, 1994 and 1995 consists of:

                                               1993
                          CURRENT            DEFERRED              TOTAL

Federal                   $      --          $      --           $     --
State                            --                 --                 --
                          -----------------------------------------------
                          $      --          $      --           $     --
                          =========          =========           ========


                                               1994
                          CURRENT            DEFERRED              TOTAL

Federal                   $  79,494          $      --           $ 79,494
State                        28,707                 --             28,707
                          ---------          ---------           --------
                          $ 108,201          $      --           $108,201
                          =========          =========           ========


                                               1995
                          CURRENT            DEFERRED              TOTAL

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

                                                                     SCHEDULE II


                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                                  Balance at   Charged to      Charged to
                                                   Beginning    Costs and         Other                   Balance at
                                                    of Year     Expenses        Accounts     Deductions   End of Year


For the fiscal year ended June 30, 1996

  Allowance for doubtful accounts                  $    401      $    48        $  -          $   (83)      $   371
                                                   ========      =======        ========      =======       =======

  Accumulated depreciation and amortization
    of property and equipment                      $    106      $   108        $  -          $    (4)      $   210
                                                   ========      =======        ========      =======       =======

  Accumulated amortization of debt
    issuance cost                                  $  -          $ 3,264        $  -          $  -          $ 3,264
                                                   ========      =======        ========      ========      =======

  Accumulated amortization of goodwill             $  -          $   191        $  -          $ -           $   191
                                                   ========      =======        ========      =======       =======

  Deferred tax asset valuation allowance           $  -          $ 3,548        $  -          $  -          $ 3,548
                                                   ========      =======        ========      ========      =======



For the fiscal year ended June 30, 1997

  Allowance for doubtful accounts                  $    371      $   783        $  -          $  (367)      $   787
                                                   ========      =======        ========      =======       =======

  Accumulated depreciation and amortization
    of property and equipment                      $    210      $   352        $    469      $  (172)      $   859
                                                   ========      =======        ========      =======       =======

  Accumulated amortization of debt
    issuance cost                                  $  3,264      $   104        $  -          $ -           $ 3,368
                                                   ========      =======        ========      =======       =======

  Accumulated amortization of goodwill             $    191      $   518        $  -          $ -           $   709
                                                   ========      =======        ========      =======       =======

  Deferred tax asset valuation allowance           $  3,548      $   909        $  -          $  -          $ 4,457
                                                   ========      =======        ========      ========      =======

  Reserve for restructuring                        $   -         $ 3,408        $   -         $  (726)      $2,682
                                                   --------      -------         --------     --------      ------



C70815.198 R:1

                                                                    EXHIBIT 10.5

                            BNY FINANCIAL CORPORATION
                           1290 AVENUE OF THE AMERICAS
                            NEW YORK, NEW YORK 10104
                                 (212) 408-7000

                               September 25, 1997


Amertranz Worldwide, Inc.
Caribbean Air Services, Inc.
Target Air Freight, Inc.
Consolidated Air Services, Inc.
Target International Services, Inc.
2001 Marcus Avenue
Lake Success, New York  11042

Ladies/Gentlemen:

         Reference is made to the Accounts Receivable Management and Security Agreement between us bearing the effect date of January 14, 1997 (the "Agreement"). All capitalized terms not otherwise defined herein shall have such meaning as are ascribed to them under the Agreement.

         You have advised us that due to continuing losses, Amertranz has ceased its on-gong operations at this time. You have also advised us that you are in violation of a number of provisions and covenants under the Agreement.

         In light of the foregoing and pursuant to your request, it is hereby agreed that:

         1. Amertranz shall no longer be an agent for the Borrowers, and such duties as agent for the Borrower set forth in Section 4 and otherwise under the Agreement shall now and henceforth be executed by Caribbean Air Services, Inc. and each Borrower hereby appoints as its agent and attorney-in-fact Caribbean Air Services, Inc. to request and receive any Revolving Credit Advances under the Agreement and to execute on behalf of each of them any and all documents, amendments, reports, schedules, waivers and agreements pertaining to or in connection with the Agreement or any of the ancillary agreements.

         2. The Agreement shall be also be amended in the following manner:

            Section 12(n) of the Agreement shall be amended by deleting the text appearing therein and inserting the following text in its place and stead:

                  "(n) It shall not permit the consolidated net worth of Amertranz Worldwide Holding Corp., determined in accordance with GAAP as in effect on the Closing Date as of the end of any fiscal quarter to be less than the amount set forth below for each respective measurement date:

          Quarter Ended                               Minimum Net Worth

          June 30, 1997                               ($1,600,000.00)
          September 30, 1997                          ($1,500,000.00)
          December 31, 1997                           ($1,300,000.00)
          March 31, 1998                              ($1,200,000.00)
          June 30, 1998                               ($1,000,000.00)
          September 30, 1998                          ($  800,000.00)
          December 31, 1998                           ($  500,000.00)
          March 31, 1999                              ($  350,000.00)
          June 30, 1999                               ($  150,000.00)
          September 30, 1999                           $   50,000.00
          December 31, 1999                            $  350,000.00
          March 31, 2000                               $  500,000.00
          June 30, 2000                                $  700,000.00

                  To the extent that any new equity is raised by Amertranz Worldwide Holding Corp. or to the extent any debt is converted into equity then the dollar amounts set forth immediately above shall accordingly be increased by the amount of any such new equity. Conversely, to the extent that Amertranz Worldwide Holding Corp. pays any dividends to the holders of any preferred stock issued in its settlement with trade creditors, then in such event the numbers set forth above shall be decreased by an amount equal to the aggregate amount of the dividends paid."

         3. Section 12(o) shall be amended by deleting the text appearing therein and inserting in its place and stead the following text:

                  "It shall not permit the consolidated net profit of Amertranz Worldwide Holding Corp., determined in accordance with GAAP as in effect on the Closing Date to be less than the amount set forth below for each respective measurement date:

          Quarter Ended                               Minimum Profit

          September 30, 1997                          $100,000.00
          December 31, 1997                           $200,000.00
          March 31, 1998                              $100,000.00
          June 30, 1998                               $200,000.00
          September 30, 1998                          $200,000.00
          December 31, 1998                           $300,000.00
          March 31, 1999                              $150,000.00
          June 30, 1999                               $200,000.00
          September 30, 1999                          $200,000.00
          December 31, 1999                           $300,000.00
          March 31, 2000                              $150,000.00
          June 30, 2000                               $200,000.00

         4. Section 12(q) of the Agreement shall be amended by deleting the text appearing therein and inserting the following text in its place and stead:

                  "(q) At the end of any month the sum of Borrowers' (i) unrestricted cash plus, (ii) the Formula Amount less Revolving Credit Advances, shall not bet less then $500,000.00.

         Provided that your actual financial performance is no worse than as reported to us, we hereby agree to waive your failure to meet the financial covenant requirements under the Agreement with respect to minimum net profit for the periods through June 30, 1997.

         This letter shall also serve to confirm that provided Amertranz shall no longer request, or have requested on its behalf, any future Loans other than for the purpose of providing for its reasonable costs of winding up and liquidation for approximately the next three months (to which the Borrowers hereby agree), we hereby waive any Events of Default which may have arisen (i) solely as a result of the discontinuance by Amertranz of this regular business operations, (ii) as a result of the insolvency of Amertranz, or (iii) any Event of Default which may have arisen solely as a result of the meeting of Amertranz with its creditors in order to arrive at a payment plan with such creditors.

         In consideration of the foregoing you agree to pay us a waiver fee of $48,000.00, payable in 12 consecutive equal monthly installments of $4,000.00 each commencing on October 1, 1997, which fee shall be in addition to any other fees charges or interest payable by you under the Agreement, and payment of which fee shall be effectuated by our charging your loan account on the first day of each month in which such monthly payment is due.

         Except as hereby or heretofore modified or amended all of the terms and conditions of the Agreement shall continue to remain in full force and effect in accordance with its original terms.

         If the foregoing correctly set forth the agreement between us, please execute a copy of this letter in the space provided below and return a fully executed copy of this letter to our offices.

                                            Very truly yours,
                                            BNY FINANCIAL CORPORATION

                                            By:      /s/  Thomas W. Strachan
                                            Title:   Executive Vice President


READ & AGREED TO:
Amertranz Worldwide, Inc.

By:      /s/ Stuart Hettleman
Title:   Executive Vice President

Caribbean Air Services, Inc.

By:      /s/ Stuart Hettleman
Title:   Executive Vice President

Target Air Freight, Inc.

By:      /s/ Stuart Hettleman
Title:   Executive Vice President

Consolidated Air Services, Inc.

By:      /s/ Stuart Hettleman
Title:   Executive Vice President

Target International Services, Inc.

By:      /s/ Stuart Hettleman
Title:   Executive Vice President

                                                                      EXHIBIT 21



Subsidiaries of Amertranz Worldwide Holding Corp.

Amertranz Worldwide, Inc., a Delaware corporation
Caribbean Air Services, Inc., a Delaware corporation
Consolidated Air Services, Inc., a Delaware corporation
Target Airfreight, Inc., a Delaware corporation


Subsidiaries of Amertranz Worldwide, Inc.

Amertranz Logistics, Inc., a Delaware corporation
Integrity Logistics, Inc., a New York corporation
Amertranz Worldwide De Caribe, Inc., a Puerto Rico corporation

Subsidiaries of Target Airfreight, Inc.

Target Airfreight (HK) Ltd., a Hong Kong corporation

                                                                      EXHIBIT 23



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-3, File No. 333-30351 and File No. 333-03613.


                                                         ARTHUR ANDERSEN LLP



New York, New York
September 29, 1997