Form 10-Q
period 1997-09-30
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1997-11-06
CIK 1009480

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

                For the Quarterly period ended September 30, 1997

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-14474


                        AMERTRANZ WORLDWIDE HOLDING CORP.

             (Exact name of registrant as specified in its charter)

Delaware                                                     11-3309110
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

7001B Cessna Drive, P.O. Box 35329
Greensboro, North Carolina                                   27425
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: (910) 668-7500

        Former Address: 2001 Marcus Avenue, Lake Success, New York 11042

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

At November 5, 1997, the number of shares outstanding of the registrant's common stock was 7,981,594



================================================================================

                                TABLE OF CONTENTS




Part I - Financial Information                                        Page

         Item 1.  Financial Statements:

                  Consolidated Balance Sheets,
                  September 30, 1997 and June 30, 1997                  3

                  Consolidated Statements of Operations
                  for the Three Months Ended September 30,
                  1997 and 1996                                         4

                  Consolidated Statement of
                  Cash Flows for the Three Months Ended
                  September 30, 1997 and 1996                           5

                  Notes to Unaudited Consolidated Financial
                  Statements                                            7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                            8


Part II - Other Information


         Item 6.  Exhibits and Reports on Form 8-K                     10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30, 1997              June 30, 1997
                                                                  ------------------              -------------
                                    ASSETS                            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                             $    799,098                $  1,382,243
Accounts receivable, net of allowance for doubtful
  accounts of $811,127 and $782,607, respectively                       16,031,307                  12,490,694
Prepaid expenses and other current assets                                  472,759                     743,569
                                                                      ------------                ------------
         Total current assets                                           17,303,164                  14,616,506
PROPERTY AND EQUIPMENT, net                                                820,233                     734,900
OTHER ASSETS                                                               172,076                     223,768
GOODWILL, net of accumulated amortization of
  $858,180 and $709,091, respectively                                   14,096,843                  14,245,932
                                                                      ------------                ------------
         Total assets                                                 $ 32,392,316                $ 29,821,106
                                                                      ============                ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                       $ 9,151,342                 $ 8,131,715
Accrued expenses                                                         2,767,447                   2,364,219
Accrued transportation expenses                                          4,320,780                   3,303,366
Reserve for restructuring                                                2,136,750                   2,681,956
Note payable to bank                                                     6,825,397                   6,467,558
Note payable to affiliate                                                  500,754                     500,754
Current portion of long-term debt due to affiliate                       3,781,855                   3,633,273
Current portion of long-term debt                                           50,000                      50,000
Dividends payable                                                           54,000                      12,875
Lease obligation-current portion                                            12,063                      12,063
                                                                       -----------                 -----------
         Total current liabilities                                      29,600,388                  27,157,779
LONG-TERM DEBT DUE TO AFFILIATE                                          4,000,000                   4,000,000
LONG TERM DEBT                                                              75,000                      87,500
LEASE OBLIGATION--LONG-TERM                                                  6,251                       6,251
                                                                       -----------                 -----------
         Total liabilities                                             $33,681,639                 $31,251,530
                                                                       -----------                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $10 par value; 2,500,000 shares authorized,
 387,750 and 498,000 shares issued and outstanding respectively          3,877,500                   4,980,000
Common stock, $.01 par value; 15,000,000 shares authorized,
 7,962,397 and 6,826,504 shares issued and outstanding,
  respectively                                                              79,624                      68,265
Paid-in capital                                                         22,028,490                  20,972,256
Accumulated deficit                                                    (27,263,687)                (27,439,695)
Less:  Treasury stock, 106,304 shares held at cost                         (11,250)                    (11,250)
                                                                       -----------                 -----------
         Total stockholders' equity (deficit)                           (1,289,323)                 (1,430,424)
                                                                       -----------                 -----------
         Total liabilities and stockholders' equity (deficit)          $32,392,316                 $29,821,106
                                                                       ===========                 ===========

               The accompanying notes are an integral part of this
                          consolidated balance sheet.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                  Three Months Ended September 30,
                                                     1997                  1996
                                                     ----                  ----

Operating revenue                                 $24,718,652           $15,267,768
Cost of transportation                             18,976,183            11,571,685
                                                  -----------           -----------

    Gross profit                                    5,742,469             3,696,083

   Selling, general and
   administrative expenses                          5,111,904             4,811,260

Operating income (loss)                               630,565            (1,115,177)
   Interest (expense)                                (364,369)             (436,410)
   Other (expense) income, net                         (1,191)               54,368
                                                  -----------           -----------

Income (loss) before income taxes                     265,005            (1,497,219)
    Provision for income taxes                         35,000                     0
                                                  -----------           -----------

Net income (loss)                                 $   230,005           $(1,497,219)
                                                  ===========           ===========

Net income (loss) per share:
  Primary                                         $      0.03           $     (0.26)
                                                  ===========           ===========
  Fully Diluted(1)                                $      0.01                -
                                                  ===========           ===========

Weighted average shares
outstanding:
  Primary                                           6,944,443             5,851,504
                                                  ===========           ============
  Fully Diluted(1)                                 11,878,662                -
                                                  ===========           ============





(1)  Fully diluted loss per share in 1996 was anti-dilutive.
















               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


                                                                               Three Months Ended September 30,
                                                                                    1997               1996
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $    230,008       $(1,497,219)
Bad debt expense                                                                     28,520           (13,780)
Depreciation and amortization                                                       229,549           184,671
Decrease in debt issuance costs                                                           -           103,466
Adjustments to reconcile net income to net cash used in operating activities-
   Increase in accounts receivable                                               (3,569,133)         (229,133)
   Decrease (increase) in prepaid expenses and other current assets                 270,810          (140,429)
   Decrease in other assets                                                          51,692            74,251
   Increase (decrease) in accounts payable and accrued expenses                   1,882,188        (1,277,137)
                                                                               ------------       -----------
         Net cash used in operating activities                                     (876,366)       (2,795,310)
                                                                               ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (165,793)         (218,177)
                                                                               ------------       -----------
         Net cash used in investing activities                                     (165,793)         (218,177)
                                                                               ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering - net of costs                                      -        12,304,696
Issuance of common stock                                                                  -            23,000
Additional costs relating to the Private Placement                                  (34,907)                -
Net borrowings from note payable to bank                                            357,839            79,403
Proceeds (repayment) of short-term debt                                             148,582        (4,658,330)
Repayment of long-term debt                                                         (12,500)       (1,546,441)
Proceeds from revolving loan due to affiliate                                             -            88,854
Payment of lease obligations                                                              -            (5,056)
                                                                               ------------       -----------
         Net cash provided by financing activities:                                 459,014         6,286,126
                                                                               ------------       -----------

         Net (decrease) increase in cash and cash equivalents                      (583,145)        3,272,639

CASH AND CASH EQUIVALENTS, beginning of the period                                1,382,243           377,490
                                                                               ------------       -----------

CASH AND CASH EQUIVALENTS, end of the period                                        799,098         3,650,129
                                                                               ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                            213,005            60,965
Income taxes                                                                          9,604             8,263











               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:


                                                                              Three Months Ended September 30,
                                                                                     1997              1996
                                                                                     ----              ----

TIA, Inc. conversion of 110,250 Class A Preferred Shares                          ($1,102,500)           -
Issuance of Common Stock for TIA, Inc. conversion of
   110,250 Class A Preferred Shares                                                $   11,025            -
Issuance of Common Stock for Stock Options exercised                               $      334            -
Issuance of Preferred Stock as partial repayment of long-term debt                     -            $2,000,000






































               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 1997 and their consolidated results of operations and cash flows for the quarter ended September 30, 1997 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Amertranz Worldwide Holding Corp. (the "Company" or "Holding") Form 10-K for the year ended June 30, 1997.

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

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. For entities with complex capital structures, the statement requires dual presentation of both Basic EPS and Diluted EPS on the face of the statement of operations. Under this new standard, Basic EPS is computed based on the weighted average number of shares actually outstanding during the year. Diluted EPS includes the effect of potential dilution from the exercise of outstanding dilutive stock options and warrants into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. The Company does not expect that the adoption of this statement will have a material effect on EPS.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company's historic losses and ability to maintain recent profitability, (ii) competitive practices in the industries in which the Company competes, (iii) the Company's dependence on current management, (iv) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular, (v) general economic conditions, and
(vi) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

Results of Operations

The following discussion relates to the combined results of operation of the Company for the three month period July 1, 1997 through September 30, 1997, compared to results of operation for the period July 1, 1996 through September 30, 1996.

Three Months ended September 30, 1997 and 1996

         Operating Revenue. Operating revenue increased to $24.7 million for the three months ended September 30, 1997 from $15.3 million for the three months ended September 30, 1996, a 61.9% increase. Of this increase, 39.3% resulted from growth in the Company's Caribbean Air Services, Inc. ("CAS") subsidiary and the balance was due to the operations of the Company's Target Airfreight, Inc. ("Target") subsidiary which the Company acquired in May 1997.

         Cost of Transportation. Cost of transportation was 76.8% of operating revenue for the three months ended September 30, 1997, and 75.8% of operating revenue for the three months ended September 30, 1996 This increase is almost entirely from the Company's Target subsidiary's international freight forwarding services, which historically reflects a higher cost of transportation as a percentage of sales.

         Gross Profit. As a result of the factor described in the previous paragraph, gross profit for the three months ended September 30, 1997 decreased to 23.2% of operating revenue from 24.2% of operating revenue for the three months ended September 30, 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 20.7% of operating revenue for the three months ended September 30, 1997, and 31.5% of operating revenue for the three months ended September 30, 1996. This decrease was primarily due to (i) the closing of the Company's Amertranz Worldwide, Inc. ("Amertranz") subsidiary prior to the beginning of the September 30, 1997 fiscal quarter (while the Amertranz subsidiary was included for the period July 1, 1996 through September 30, 1996); and (ii) the historically lower selling, general and administrative expenses as a percentage of sales of the Company's Target subsidiary (acquired in May 1997), and the inclusion of those results in the Company's consolidated results of operations for the September 30, 1997 fiscal quarter.

Liquidity and Capital Resources

During the three months ended September 30, 1997, net cash used by operating activities was $876,000. Cash used in investing activities was $166,000, which primarily consisted of capital expenditures. Cash provided by financing activities was $459,000, which primarily consisted of net borrowings under the BNY Facility.

Capital expenditures for the three months ended September 30, 1997 were approximately $166,000.

* Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations and the Company's accounts receivable financing facility. As of September 30, 1997, the Company had $1.4 million available under its accounts receivable financing facility, and approximately $799,000 from operations. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, changes in law which affect doing business in Puerto Rico, and competition, none of which can be predicted with certainty. To the extent the Company's long term working capital needs are not met from these sources, additional financing will be necessary.

* Management's Plans. During prior fiscal years, the Company incurred significant losses, primarily attributed to the Company's Amertranz subsidiary's operations. The Company closed the Amertranz subsidiary prior to the end of its June 30, 1997 fiscal year. As part of the closing of the Amertranz subsidiary, the Amertranz subsidiary's business was combined with the Company's Target subsidiary. To date, management believes that Target has successfully integrated many of the customers of the Amertranz subsidiary into Target's operations. The Company anticipates that the closing of the Amertranz subsidiary while retaining many of its customers will have the effect of containing the significant losses which the Company has incurred during the previous fiscal years.

Approximately $3.9 million of the Company's accounts payable represents unsecured trade payables of the Company's closed Amertranz subsidiary. In order to preserve the goodwill of these trade creditors, the Company is currently negotiating with these trade creditors to satisfy the Amertranz subsidiary's obligations over a period of time, primarily based on a percentage of the Company's future profits.

In addition, $4.3 million of the Company's current liabilities represent obligations which, by their terms, are subordinated to the Company's revolving credit obligations to its accounts receivable financing lender. Accordingly, repayment of this $4.3 million will only be made from the Company's future profits.

Results of the Company's operations for the fiscal quarter ended September 30, 1997 indicate that: (i) the closing of the Amertranz subsidiary is having a significant positive impact on operating results; (ii) management believes that many customers of the Amertranz subsidiary have been retained and are being successfully integrated into the operations of the Target subsidiary; and (iii) the operations of the Company's CAS subsidiary continue to be profitable. There can be no assurance that management's plans outlined above to stem the Company's losses and return to profitability will be successful. However, management believes that it will successfully conclude its negotiations with the trade creditors of the Amertranz subsidiary and that there will be a significant positive impact on the Company's consolidated operating results and cash flows as a result of the closing of the Amertranz subsidiary and the consolidation of the Amertranz customer base into Target to sustain the Company's operations for the fiscal year ending June 30, 1998.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.

3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
3.2        By-Laws of  Registrant,  as amended  (incorporated  by  reference  to
           Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996, File No. 001-14474)
4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
4.3 Agreement of Merger, dated as of April 17, 1997, by and between the Registrant, Target International Services, Inc. (name subsequently changed to Target Airfreight, Inc.), Target Air Freight, Inc., and Christopher A. Coppersmith (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
4.4 Agency Agreement, dated May 8, 1997, by and between the Registrant and GKN Securities Corp. with respect to the Registrant's June 13, 1997 Private Placement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
4.5 Form of Subscription Agreement, dated June 13, 1997, with respect to the Registrant's June 13, 1997 Private Placement (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
4.6 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.7 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.8 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.9        Form of Underwriter's  Purchase Option  (incorporated by reference to
           Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.2 Accounts Receivable Management and Security Agreement, dated January 16, 1997 by and between BNY Financial Corp., as Lender, and Amertranz Worldwide, Inc., Caribbean Air Services, Inc., and Consolidated Air Services, Inc., as Borrowers, and guaranteed by Amertranz Worldwide Holding Corp. ("BNY Facility Agreement") (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
10.3 Letter Amendment to BNY Facility Agreement, dated April 16, 1997 ("BNY Letter Amendment") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
10.4 Shadow Warrant entered into in connection with the BNY Letter Amendment (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
10.5 Letter Amendment to BNY Facility Agreement, dated September 25, 1997 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the Fiscal year Ended June 30, 1997, File No. 001-14474)
10.6 Loan and Security Agreement dated October 25,1995 between Amertranz Worldwide, Inc.

           and TIA, Inc., as amended January 24, 1996 (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.7 Form of Amended and Restated Promissory Note of Amertranz Worldwide, Inc. payable to TIA, Inc. in principal amount of $800,000
           (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.8 Revolving Credit Promissory Note dated February 7, 1996 of Caribbean Air Services, Inc. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $4,000,000 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.9 Promissory Note dated February 7, 1996 of Amertranz Worldwide Holding Corp. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $10,000,000 (incorporated by reference to Exhibit
           10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.10 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to
           Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 001- 14474)
10.11 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Richard A. Faieta (incorporated by reference to
           Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 001- 14474)
10.12 Consulting Agreement dated February 7, 1996 among Amertranz Worldwide Holding Corp., Amertranz Worldwide, Inc. and Martin Hoffenberg (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.13 Employment Agreement dated September 27, 1994 between Amerford Domestic, Inc. and Bruce Brandi, as modified February 7, 1996 (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.14 Cargo Aircraft Charter Agreement dated February 28, 1994 between TIA, Inc. and Florida West Airlines, Inc., as amended and assigned November 29, 1995 (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.15 Lease Agreement dated March 31, 1994 between The Equitable Life Assurance Society of the U.S. and Integrity Logistics, Inc. for the premises at 2001 Marcus Avenue, Lake Success, New York (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.16 Lease Agreement dated August 7, 1990 between S Partners and Caribbean Freight System, Inc. for the premises at 7001 Cessna Drive, Greensboro, North Carolina, as amended and extended April 9, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.17 Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Fiscal year Ended June 30, 1997, File No. 001-14474)
27         Financial Data Schedule

(b)      Reports on Form 8-K:

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 6, 1997                 AMERTRANZ WORLDWIDE HOLDING CORP.
                                                    Registrant


                                            /s/  Stuart Hettleman
                                        ----------------------------------------
                                        President, Chief Executive Officer



                                            /s/  Philip J. Dubato
                                        ----------------------------------------
                                        Vice President, Chief Financial Officer




C71274.198