Form 10-Q
period 1997-12-31
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1998-01-30
CIK 1009480

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

                For the Quarterly period ended December 31, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

At January 28, 1998, the number of shares outstanding of the registrant's common stock was 8,344,094.



================================================================================

                                TABLE OF CONTENTS




Part I - Financial Information                                             Page

              Item 1.  Financial Statements:

                       Consolidated Balance Sheets,
                       December 31, 1997 and June 30, 1997                   3

                       Consolidated Statements of Operations
                       for the Three and Six Months Ended
                       December 31, 1997 and 1996                            4

                       Consolidated Statements of Shareholders'
                       Deficit for the Six Months Ended December 31,
                       1997 and the Year Ended June 30, 1997                 5

                       Consolidated Statements of
                       Cash Flows for the Six  Months Ended
                       December 31, 1997 and 1996                            6

                       Notes to Unaudited Consolidated Financial
                       Statements                                            8

              Item 2.  Management's Discussion and Analysis of
                       Financial Condition and Results of
                       Operations                                           10


Part II - Other Information

              Item 2.  Changes in Securities and Use of Proceeds            13

              Item 4.  Submission of Matters to a Vote of Security Holders  15

              Item 6.  Exhibits and Reports on Form 8-K                     15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31, 1997              June 30, 1997
                                                                   -----------------              -------------
                                    ASSETS                            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                             $    631,239                $  1,382,243
Accounts receivable, net of allowance for doubtful
  accounts of $822,572 and $782,607, respectively                       16,744,953                  12,490,694
Prepaid expenses and other current assets                                  605,644                     743,569
                                                                      ------------                ------------
         Total current assets                                           17,981,836                  14,616,506
PROPERTY AND EQUIPMENT, net                                                959,349                     734,900
OTHER ASSETS                                                               178,704                     223,768
GOODWILL, net of accumulated amortization of
  $1,007,268 and $709,091, respectively                                 13,947,755                  14,245,932
                                                                      ------------                ------------
         Total assets                                                 $ 33,067,644                $ 29,821,106
                                                                      ============                ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                      $  6,334,902                $  8,131,715
Accrued expenses                                                         3,459,121                   2,364,219
Accrued transportation expenses                                          4,780,974                   3,303,366
Reserve for restructuring                                                1,695,885                   2,681,956
Note payable to bank                                                     7,518,003                   6,467,558
Note payable to affiliate                                                  500,754                     500,754
Notes payable to creditors                                                 125,184                       -----
Current portion of long-term debt due to affiliate                       2,926,867                   3,633,273
Current portion of long-term debt                                           50,000                      50,000
Dividends payable                                                           63,729                      12,875
Lease obligation-current portion                                            12,063                      12,063
                                                                      ------------                ------------
         Total current liabilities                                      27,467,482                  27,157,779
LONG-TERM DEBT DUE TO AFFILIATE                                          4,000,000                   4,000,000
LONG TERM DEBT                                                              62,500                      87,500
LEASE OBLIGATION--LONG-TERM                                                  6,251                       6,251
                                                                      ------------                ------------
         Total liabilities                                            $ 31,536,233                $ 31,251,530
                                                                      ------------                ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $10 par value; 2,500,000 shares authorized,
 617,805 and 498,000 shares issued and outstanding respectively          6,178,050                   4,980,000
Common stock, $.01 par value; 15,000,000 shares authorized,
 8,262,844 and 6,826,504 shares issued and outstanding,
  respectively                                                              82,628                      68,265
Paid-in capital                                                         22,341,643                  20,972,256
Accumulated deficit                                                    (27,059,660)                (27,439,695)
Less:  Treasury stock, 106,304 shares held at cost                         (11,250)                    (11,250)
                                                                      ------------                ------------
         Total stockholders' equity (deficit)                            1,531,411                  (1,430,424)
                                                                      ------------                ------------
         Total liabilities and stockholders' equity (deficit)         $ 33,067,644                 $29,821,106
                                                                      ============                 ===========

               The accompanying notes are an integral part of this
                          consolidated balance sheet.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            Three Months Ended December 31,     Six Months Ended December 31,
                                                1997              1996              1997             1996

Operating revenue                           $25,455,502       $19,452,096       $50,174,154      $34,719,864
Cost of transportation                       20,067,657        14,720,682        39,043,840       26,292,367
                                            -----------       -----------       -----------      -----------

    Gross profit                              5,387,845         4,731,414        11,130,314        8,427,497

   Selling, general and
   administrative expenses                    4,861,617         5,876,194         9,973,521       10,687,454

Operating income (loss)                         526,228        (1,144,780)        1,156,793       (2,259,957)
   Interest (expense)                          (372,727)         (345,727)         (737,096)        (782,137)
   Other income, net                            190,256            28,115           189,065           82,483
                                            -----------       -----------       -----------      -----------

Income (loss) before income taxes               343,757        (1,462,392)          608,762       (2,959,611)
    Provision for income taxes                   30,000                 0            65,000                0
                                            -----------       -----------       -----------      -----------

Net income (loss)                           $   313,757       $(1,462,392)      $   543,762      $(2,959,611)
                                            ===========       ===========       ===========      ===========

Net income (loss) per share:
  Basic                                     $      0.03       $     (0.25)      $      0.06      $     (0.50)
                                            ===========       ===========       ===========      ===========
  Diluted(1)                                $      0.02       $         -       $      0.03      $         -
                                            ===========       ===========       ===========      ===========

Weighted average shares
outstanding:
  Basic                                       8,077,896         5,926,504         7,511,169        5,889,004
                                            ===========       ===========       ===========      ===========
  Diluted(1)                                 12,689,220                 -        12,283,941                -
                                            ===========       ===========       ===========      ===========


(1)  Diluted loss per share in 1996 was anti-dilutive.
















               The accompanying notes are an integral part of this
                            consolidated statement.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    FOR THE YEAR ENDED JUNE 30, 1997 AND THE
                 SIX MONTHS ENDED DECEMBER 31, 1997 (UNAUDITED)


                                                                          Additional
                                    Preferred Stock       Common Stock      Paid-in     Treasury Stock     Accumulated
                                    Shares   Amount     Shares    Amount    Capital     Shares    Amount     (Deficit)       Total

Balance, June 30, 1996               -          -     3,626,504  $36,265  $8,567,675    106,304 ($11,250) ($16,341,341) ($7,748,651)

Common stock issued in
  connection with the IPO            -          -     2,300,000  $23,000 $11,013,288       -       -            -       $11,036,288

Preferred stock issued in
  exchange for a principal
  reduction in the Exchange Note  200,000  2,000,000      -        -           -           -       -            -         2,000,000

Common stock issued in connection
  with the acquisition of Target     -          -       900,000    9,000   1,014,750       -       -            -         1,023,750

Acquisition of Consolidated        20,000    200,000      -        -         371,000       -       -            -           571,000

Stock Options exercised              -          -         -        -           5,543       -       -            -             5,543

Preferred stock issued in
  connection with the Private
  Placement                       257,500  2,575,000      -        -           -           -       -          (372,145)   2,202,855

Cash dividends associated with the
  Class C Preferred stock            -          -         -        -           -           -       -           (12,875)     (12,875)

Preferred Stock dividends associated
  with the Class A Preferred stock 20,500    205,000      -        -           -          -        -          (205,000)       -

Net loss                             -          -         -        -           -          -        -       (10,508,334) (10,508,334)
                                  ------- ----------  ---------  ------- -----------    -------   ------   -----------  -----------

Balance, June 30, 1997            498,000 $4,980,000  6,826,504  $68,265 $20,972,256    106,304 ($11,250) ($27,439,695) ($1,430,424)

Additional costs associated with
  the Private Placement             -           -         -        -           -          -        -           (34,908)     (34,908)

Common stock issued in connection
  with the conversion of Class A
  Preferred Stock                (110,250)(1,102,500) 1,102,500   11,025   1,091,475      -        -            -                 0

Stock options exercised             -           -        52,590      525        (525)     -        -            -                 0

Preferred stock issued for repayment
  of secured long-term debt of
  Amertranz Worldwide, Inc.       100,000  1,000,000      -        -           -          -        -            -         1,000,000

Preferred stock issued for the purchase
  of $1,581,800 of trade debt of
  Amertranz Worldwide, Inc.       158,180  1,581,800      -        -           -          -        -            -         1,581,800

Common stock issued in connection
  with the conversion of Class B
  Preferred Stock                 (20,000)  (200,000)   200,000    2,000     198,000      -        -            -                 0

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                  (8,125)   (81,250)    81,250      813      80,437      -        -            -                 0

Cash dividends associated with the
  Class C Preferred Stock           -           -         -        -           -          -        -          (128,819)    (128,819)

Net Profit                          -           -         -        -           -          -        -           543,762      543,762
                                   ------  ---------   --------   ------   ---------    -------  -------   -----------    ---------

Balance, December 31, 1997
(unaudited)                       617,805 $6,178,050  8,262,844  $82,628 $22,341,643    106,304 ($11,250) ($27,059,660)  $1,531,411
                                  ======= ==========  =========  ======= ===========    =======  =======   ===========   ==========

               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Six Months Ended December 31,
                                                                                    1997               1996
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $    543,762       $(2,959,611)
Bad debt expense                                                                     39,965            24,004
Depreciation and amortization                                                       443,918           397,615
Decrease in debt issuance costs                                                           -           103,466
Adjustments to reconcile net income to net cash used in operating activities-
   Increase in accounts receivable                                               (4,294,223)       (1,331,797)
   Decrease (increase) in prepaid expenses and other current assets                 137,925          (123,515)
   Decrease in other assets                                                          45,064            33,322
   Increase (decrease) in accounts payable and accrued expenses                   1,483,733        (2,308,674)
                                                                               ------------       -----------
         Net cash used in operating activities                                   (1,599,856)       (6,165,190)
                                                                               ------------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                 370,190           377,884
Acquisition of Consolidated Air Services, net of cash acquired                            -          (105,602)
                                                                               ------------       -----------
         Net cash used in investing activities                                     (370,190)         (272,282)
                                                                               ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering - net of costs                                      -        12,304,696
Issuance of common stock                                                                  -            23,000
Additional costs relating to the Private Placement                                  (34,907)                -
Dividends paid                                                                      (65,090)                -
Net borrowings from note payable to bank                                          1,050,445           168,913
Proceeds (repayment) of short-term debt                                             293,594        (4,445,784)
Repayment of long-term debt                                                         (25,000)       (1,666,670)
Proceeds from revolving loan due to affiliate                                             -           112,029
Payment of lease obligations                                                              -           (10,235)
                                                                               ------------       -----------
         Net cash provided by financing activities:                               1,219,042         6,485,949
                                                                               ------------       -----------

         Net (decrease) increase in cash and cash equivalents                      (751,004)           48,477

CASH AND CASH EQUIVALENTS, beginning of the period                                1,382,243           377,490
                                                                               ------------       -----------

CASH AND CASH EQUIVALENTS, end of the period                                        631,239           425,967
                                                                               ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                            424,821           131,034
Income taxes                                                                         50,579            12,131








               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

                                                                                 Six Months Ended December 31,
                                                                                     1997              1996
                                                                                     ----              ----

TIA, Inc. conversion of 110,250 Class A Preferred Shares                          $(1,102,500)          -
Issuance of Common Stock for TIA, Inc. conversion of
   110,250 Class A Preferred Shares                                               $    11,025           -
Issuance of Common Stock for Stock Options exercised                              $       334           -
Issuance of 100,000 Class D Preferred Stock for repayment
  of secured long-term debt of Amertranz Worldwide, Inc.                          $ 1,000,000           -
Issuance of 158,180 Class E Preferred Stock for the purchase
 of $1,581,800 of trade debt of Amertranz Worldwide, Inc.                         $ 1,581,800          -
Conversion of 20,000 Class B Preferred Shares                                     $  (200,000)         -
Issuance of Common Stock for conversion of 20,000
  of Class B Preferred Shares                                                           2,000          -
Conversion of 8,125 Class C Preferred Shares                                      $   (81,250)         -
Issuance of Common Stock for conversion of 8,125
 Class C Preferred Shares                                                         $       813          -
Issuance of Preferred Stock as partial repayment of long-term debt                        -        $2,000,000
Issuance of Preferred Stock for the acquisition of Consolidated Air
  Services ("Consolidated")                                                               -        $  200,000
Issuance of Note payable to Consolidated Stockholders                                     -        $  150,000


         On October 10, 1996, Consolidated merged with and into the Company pursuant to the terms of a merger agreement dated as of September 30, 1996. In conjunction with the acquisition, the resulting goodwill is as follows:

         Net assets assumed                                                               -        $ (121,539)
         Purchase Price                                                                   -        $  786,428
                                                                                  ----------       ----------
         Goodwill                                                                         -        $  664,889
                                                                                  ----------       ----------










               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 1997 and their consolidated results of operations and cash flows for the three and six months ended December 31, 1997 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Amertranz Worldwide Holding Corp. (the "Company") Form 10-K for the year ended June 30, 1997.

Note 2 - Earnings Per Share

For the periods ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In accordance with the requirements of SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings after deducting preferred stock dividend requirements, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluding any potential dilution. Net earnings per common share amounts - assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings is as follows:

                                                      Three Months Ended                       Six Months Ended
                                                      December 31, 1997                       December 31, 1997
                                                      -----------------                       -----------------
                                               Income       Shares      Per Share       Income       Shares      Per Share
                                            (Numerator)  (Denominator)   Amounts     (Numerator)  (Denominator)   Amounts

Net earnings                                  $313,757                                 $543,762
Preferred stock dividends                      (63,729)                                (128,819)
                                              --------                                 --------
BASIC EPS
Net earnings attributable to common stock     $250,028     8,077,896      $0.03        $414,943     7,511,169      $0.06
                                                                          =====                                    =====

EFFECT OF DILUTIVE SECURITIES
Convertible Preferred Stock                                4,422,420                                4,572,155
Stock options                                                188,904                                  200,617
Stock warrants                                                     0                                        0
                                                           ---------                                ---------

DILUTED EPS
Net earnings attributable to common
stock and assumed preferred
conversions and option exercises               250,028    12,689,220      $0.02         414,943    12,283,941      $0.03
                                               =======    ==========      =====         =======    ==========      =====


                                                      Three Months Ended                       Six Months Ended
                                                      December 31, 1997                       December 31, 1997
                                                      -----------------                       -----------------
                                               Income       Shares      Per Share       Income       Shares      Per Share
                                            (Numerator)  (Denominator)   Amounts     (Numerator)  (Denominator)   Amounts

Net loss                                   ($1,462,392)                             ($2,959,611)
Preferred stock dividends                            0                                        0
                                            ----------                               ----------
BASIC EPS
Net loss attributable to common stock      ($1,462,392)    5,926,504     ($0.25)    ($2,959,611)    5,889,004     ($0.50)
                                            ==========     =========      =====      ==========     =========      =====

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS





No diluted EPS is presented, as the effect of dilutive securities would be anti-dilutive on loss per common share.

Options to purchase 150,000 shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares. The options were still outstanding at the end of the period.

Note 3 - Other Events / Other Income

(a) The Company entered into an Extension and Composition Agreement dated as of November 7, 1997 (the "Composition Agreement") with certain general unsecured creditors of the Company's wholly-owned subsidiary, Amertranz Worldwide, Inc. ("Amertranz"), whereby $1,581,799 of trade debt of the Amertranz subsidiary was acquired by the Company in exchange for the issuance of 158,180 shares of the Company's Class E Preferred Stock.

In addition, and as part of the Composition Agreement, $312,140 of trade debt of the Amertranz subsidiary was canceled as a result of the acquisition by the Company of the trade debt from certain unsecured creditors of the Amertranz subsidiary in exchange for the Company's obligation to pay a reduced amount totaling $125,185. This transaction resulted in $187,129 of debt cancellation income which is reflected as "Other income, net" on the Company's Consolidated Statements of Operations.

(b) On November 28, 1997, the Company acquired $1,000,000 of secured debt of the Amertranz subsidiary in exchange for the issuance of 100,000 shares of its Class D Preferred Stock.

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

RESULTS OF OPERATIONS

         The following discussion relates to the combined results of operation of the Company for the three and six month periods ended December 31, 1997, compared to results of operation for the three and six month periods ended December 31, 1996.

Three Months ended December 31, 1997 and 1996

         Operating Revenue. Operating revenue increased to $25.5 million for the three months ended December 31, 1997 from $19.5 million for the three months ended December 31, 1996, a 30.9% increase. Of this increase, 47.7% resulted from growth in the Company's Caribbean Air Services, Inc. ("CAS") subsidiary and the balance was due to the operations of the Company's Target Airfreight, Inc. ("Target") subsidiary which the Company acquired in May 1997.

         Cost of Transportation. Cost of transportation was 78.8% of operating revenue for the three months ended December 31, 1997, and 75.7% of operating revenue for the three months ended December 31, 1996. This increase is almost entirely from the Company's Target subsidiary's international freight forwarding services, which historically reflects a higher cost of transportation as a percentage of sales.

         Gross Profit. As a result of the factor described in the previous paragraph, gross profit for the three months ended December 31, 1997 decreased to 21.2% of operating revenue from 24.3% of operating revenue for the three months ended December 31, 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 19.1% of operating revenue for the three months ended December 31,1997, and 30.2% of operating revenue for the three months ended December 31, 1996. This decrease was primarily due to (i) the closing of the Company's Amertranz Worldwide, Inc. ("Amertranz") subsidiary on June 23, 1997 (while the Amertranz subsidiary was included for the period October 1, 1996 through December 31, 1996); and (ii) the historically lower selling, general and administrative expenses as a percentage of sales of the Company's Target subsidiary (acquired in May 1997), and the inclusion of those results in the Company's consolidated results of operations for the December 31, 1997 fiscal quarter.

         Net Income. The Company realized net income of $313,757 for the three months ended December 31,1997, compared to a net loss of ($1,462,392) for the three months ended December 31, 1996. This increase was due to the increased operating revenue from growth in the Company's CAS subsidiary, the operations of the Company's Target subsidiary, the decrease in expenses as a result of the closing of the Company's Amertranz subsidiary, and $187,129 of debt cancellation income pursuant to the Composition Agreement (see "Liquidity and Capital Resources", below).

Six Months ended December 31, 1997 and 1996

         Operating Revenue. Operating revenue increased to $50.2 million for the six months ended December 31, 1997 from $34.7 million for the six months ended December 31, 1996, a 44.6% increase. Of this increase, 42.6% resulted from growth in the Company's CAS subsidiary and the balance was due to the operations of the Company's Target subsidiary which the Company acquired in May 1997.

         Cost of Transportation. Cost of transportation was 77.8% of operating revenue for the six months ended December 31, 1997, and 75.7% of operating revenue for the six months ended December 31, 1996. This increase is almost entirely from the Company's Target subsidiary's international freight forwarding services, which historically reflects a higher cost of transportation as a percentage of sales.

         Gross Profit. As a result of the factor described in the previous paragraph, gross profit for the six months ended December 31, 1997 decreased to 22.2% of operating revenue from 24.3% of operating revenue for the six months ended December 31, 1996.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 19.9% of operating revenue for the six months ended December 31, 1997, and 30.8% of operating revenue for the six months ended December 31, 1996. This decrease was primarily due to (i) the closing of the Company's Amertranz subsidiary prior to the beginning of the six months ended December 31, 1997 (while the Amertranz subsidiary was included for the period July 1, 1996 through December 31, 1996); and (ii) the historically lower selling, general and administrative expenses as a percentage of sales of the Company's Target subsidiary (acquired in May 1997), and the inclusion of those results in the Company's consolidated results of operations for the six months ended December 31 1997.

         Net Income. The Company realized net income of $543,762 for the six months ended December 31,1997, compared to a net loss of ($2,959,611) for the six months ended December 31, 1996. This increase was due to the increased operating revenue from growth in the Company's CAS subsidiary, the operations of the Company's Target subsidiary, the decrease in expenses as a result of the closing of the Company's Amertranz subsidiary, and $187,129 of debt cancellation income pursuant to the Composition Agreement (see "Liquidity and Capital Resources", below).

LIQUIDITY AND CAPITAL RESOURCES

         General. During the six months ended December 31, 1997, net cash used by operating activities was $1,600,000. Cash used in investing activities was $370,000, which primarily consisted of capital expenditures. Cash provided by financing activities was $1,219,000, which primarily consisted of net borrowings under the Company's accounts receivable financing facility.

         Following the closing of the Company's Amertranz subsidiary, the Company entered into an Extension and Composition Agreement dated as of November 7, 1997 (the "Composition Agreement") with certain general unsecured creditors of the Company's Amertranz subsidiary, whereby $1,581,799 of trade debt of the Amertranz subsidiary was acquired by the Company in exchange for the issuance of 158,180 shares of the Company's Class E Preferred Stock.

         In addition, and as part of the Composition Agreement, $312,140 of trade debt of the Amertranz subsidiary was acquired by the Company from certain unsecured creditors of the Amertranz subsidiary in exchange for the Company's obligation to pay a reduced amount totaling $125,185. This transaction resulted in $187,129 of debt cancellation income.

         On November 28, 1997, the Company acquired $1,000,000 of secured debt of the Amertranz subsidiary in exchange for the issuance of 100,000 shares of its Class D Preferred Stock. While repayment of this $1,000,000 was subordinated to the Company's obligations under its accounts receivable financing facility, the total outstanding indebtedness of the Company (on a consolidated basis) has been reduced by a like amount.

         Currently, approximately $2.0 million of the Company's outstanding accounts payable represent unsecured trade payables of the Company's closed Amertranz subsidiary. In addition, $3.4 million of the

Company's current liabilities represent obligations which, by their terms, are subordinated to the Company's revolving credit obligations under its accounts receivable financing facility.

         Capital expenditures. Capital expenditures for the six months ended December 31, 1997 were $370,190.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations and the Company's accounts receivable financing facility. As of December 31, 1997, the Company had $649,000 available under its accounts receivable financing facility, and approximately $631,000 from operations. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, changes in law which affect doing business in Puerto Rico, and competition, none of which can be predicted with certainty. To the extent the Company's long term working capital needs are not met from these sources, additional financing will be necessary.

         * Management's Plans. During prior fiscal years, the Company incurred significant losses, primarily attributed to the Company's Amertranz subsidiary's operations. The Company closed the Amertranz subsidiary prior to the end of its June 30, 1997 fiscal year. As part of the closing of the Amertranz subsidiary, its business was combined with the Company's Target subsidiary. To date, Target has successfully integrated many of the customers of the Amertranz subsidiary into Target's operations. Management believes that the Company's results of operations for the six months ended December 31, 1997 indicate that the closing of the Amertranz subsidiary while retaining many of its customers has contained the significant losses which the Company had incurred during the previous fiscal years. Furthermore, the Company's negotiations with the creditors of the Amertranz subsidiary have resulted, to date, in an aggregate $2.8 reduction in the Company's indebtedness on a consolidated basis.

         * Results of the Company's operations for the six months ended December 31, 1997 indicate that: (i) the closing of the Amertranz subsidiary is having a significant positive impact on operating results; (ii) many customers of the Amertranz subsidiary have been retained and are being successfully integrated into the operations of the Target subsidiary; and (iii) the operations of the Company's CAS subsidiary continue to be profitable. There can be no assurance that management's actions outlined above to stem the Company's losses and return to profitability will continue to be successful.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Class D Preferred Stock. On November 28, 1997, the Company acquired from TIA, Inc. $1,000,000 of secured debt of the Amertranz subsidiary in exchange for the issuance of 100,000 shares of the Company's Class D Preferred Stock, in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended ("Securities Act").

         Each share of Class D Preferred Stock has a par or stated value of $10.00 per share. Holders of Class D Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors out of legally available funds, dividends at an annual rate of $1.00 per share, payable semi-annually in arrears on June 30 and December 31 of each year, in cash or in shares of Class D Preferred Stock at the rate of $10.00 per share. Dividends accrue and are cumulative from the most recent date to which dividends have been paid. The Class D Preferred Stock has priority as to dividends over the Common Stock and all other series or classes of the Company's stock that rank junior to the Class D Preferred Stock ("Junior Dividend Stock"). No dividend (other than dividends payable solely in Common Stock, Junior Dividend Stock or warrants or other rights to acquire Common Stock or Junior Dividend Stock) may be paid or set apart for payment on, and no purchase, redemption or other acquisition may be made by the Company of, the Common Stock or Junior Dividend Stock unless all accrued and unpaid dividends on the Class D Preferred Stock, including the full dividend for the then-current semi-annual dividend period, has been paid. In a case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of shares of Class D Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to stockholders an amount in cash equal to $10.00 per share, plus an amount equal to any accrued and unpaid dividends, whether or not declared, to the payment date, before any payment or distribution is made to the holders of Common Stock or any other series or class of stock that ranks junior as to liquidation rights to the Class D Preferred Stock. The holders of Class D Preferred Stock have no voting rights except as required by law. In exercising any voting rights, each outstanding share of Class D Preferred Stock will be entitled to one vote. Each holder of Class D Preferred Stock has the right, at the holder's option, to convert any or all shares into Common Stock at any time at a conversion price (subject to adjustment as described below) of the lower of
(i) $6.00 per share, or (ii) 80% of the average of the closing bid and asked price per share of Common Stock on the day prior to the conversion date. If the Class D Preferred Stock is called for redemption, the conversion right will terminate at the close of business on the redemption date fixed by the Board of Directors. The conversion price is subject to adjustment in certain events, including (i) the payment of a dividend on any class of the Company's capital stock in shares of Common Stock or any other securities issued by the Company or any of its subsidiaries; (ii) subdivisions or combinations of the Common Stock;
(iii) the issuance to all holders of Common Stock of rights or warrants to subscribe for or purchase Common Stock or securities convertible into or exchangeable for Common Stock, for a consideration per share of Common Stock less than the current market price per share on the date of issuance of the securities. The Company has agreed to register for resale under the Securities Act any shares of Common Stock issued upon conversion of shares of the Class D Preferred Stock.

         Class E Preferred Stock. Pursuant to the terms of the Composition Agreement, the Company has authorized the issuance of 158,180 shares of its Class E Preferred Stock to certain general unsecured creditors of the Company's Amertranz subsidiary, in exchange for $1,581,799 of trade debt of the Amertranz subsidiary acquired by the Company, in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act.

         Each share of Class E Preferred Stock has a par or Stated Value of $10.00 per share. Holders of Class E Preferred Stock are entitled to receive, out of legally available funds, dividends payable as follows:

                  (i) Semi-annual dividends (the "Semi-Annual Dividends") payable as of each February 15 and September 30 of each year (the "Semi-Annual Distribution Dates"), commencing February 15, 1998, to holders of outstanding shares of Class E Preferred Stock of record on such Semi-Annual Distribution Date. The Semi-Annual Dividends are payable solely from the Company's "Reported Net Profits" (as defined below), for the six month period ending on June 30 or December 31 immediately preceding the Semi-Annual Distribution Date (the "Six Month Period"). As used herein, "Reported Net Profits" means the net income of the Company before amortization of goodwill for the applicable period as reported by the Company in its applicable financial statements filed on its Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as the case may be, filed with the Securities and Exchange Commission. The Semi-Annual Dividend on each outstanding share of Class E Preferred Stock on each Semi-Annual Distribution Date will be equal to the quotient obtained by dividing (a) 20% of the Reported Net Profits for the preceding Six Month Period, by (b) the number of issued shares of Class E Preferred Stock including outstanding shares and shares which have been redeemed or otherwise acquired by the Company. In the event that in any Six Month Period the Company shall report a net loss, before amortization of goodwill (the "Net Loss"), the Net Loss shall be carried forward into succeeding Six Month Periods and shall be used to reduce the Reported Net Profits reported in succeeding Six Month Period(s).

                  (ii) In addition to the Semi-Annual Dividends, additional dividends (the "Additional Dividends") are payable as of February 15, 1998, September 30, 1998, February 15, 1999, and September 30, 1999 (the "Additional Distribution Date"), to holders of outstanding shares of Preferred Stock of record on such Additional Distribution Date. The Additional Dividend on each outstanding share of Class E Preferred Stock on each Additional Distribution Date will be equal to the quotient obtained by dividing (a) the amount required to be paid by the Company's Target subsidiary to the Company's Amertranz subsidiary, pursuant to the Customer Sale Agreement dated as of June 20, 1997, by and between Amertranz and Target, with respect to the Six Month Period immediately preceding the relevant Additional Distribution Date, by (b) the number of issued shares of Class E Preferred Stock including outstanding shares and shares which have been redeemed or otherwise acquired by the Company.

                  (iii) In addition to the Semi-Annual Dividends and the Additional Dividends, special dividends (the "Special Dividends") are payable on outstanding shares of Class E Preferred Stock from the net cash proceeds to the Company from the sale of any equity securities prior to mandatory conversion or redemption of the Class E Preferred Stock, as follows: To the extent at least 30% of such net cash proceeds are not used to redeem shares of Class E Preferred Stock (such amount not used to redeem shares of Class E Preferred Stock is hereinafter referred to as the "Aggregate Special Dividend Proceeds"), a Special Dividend will be paid on each outstanding share of Class E Preferred Stock. The Special Dividend to be paid on each outstanding share of Class E Preferred Stock will be equal to the quotient obtained by dividing (a) the Aggregate Special Dividend Proceeds, by (b) the number of issued shares of Class E Preferred Stock including outstanding shares and shares which have been redeemed or otherwise acquired by the Company. Any Special Dividend is payable on the tenth (10th) business day following the receipt by the Company of such net cash proceeds to holders of outstanding shares of Class E Preferred Stock of record on such date.

         The cumulative amount of all Semi-Annual Dividends, Additional Dividends, and Special Dividends (collectively, "Dividends") to be paid on each share of Class E Preferred Stock throughout the time such share is outstanding shall not exceed the Stated Value. Furthermore, the aggregate amount of Dividends payable on any Semi-Annual Distribution Date or Additional Dividend Date, as the case may be, will be reduced by the amount of all payments required to be made by the Company on such date pursuant to Paragraphs 4(A), 4(B) and 4(D) of the Composition Agreement, and any such reduction will be applied pro rata among all outstanding shares of Class E Preferred Stock. No Dividends will be paid if such payment would cause a default under, or violate the terms or conditions of, any agreement between the Company and one or more of its secured creditors. Any Dividends not paid as a result of any agreement between the Company and one or more of its secured creditors shall accrue and be paid when permitted.

         With respect to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the shares of the Class E Preferred Stock shall rank: (i) senior to the Company's Common Stock; (ii) junior to the Company's Class C 10% Convertible Preferred Stock and Class D Preferred Stock; and (iii) pari passu with any other class of capital stock or series of preferred stock now existing or established hereafter by the Board of Directors.

         The holders of the Class E Preferred Stock have no voting rights except as required by law. In exercising any voting rights, each outstanding share of the Preferred Stock is entitled to one vote.

         All unredeemed shares of Class E Preferred Stock will be deemed canceled on the books and records of the Company and/or its transfer agent on December 1, 2004 (the "Conversion Date") with no further action on the part of any holder therreof. In exchange for such cancellation, each holder will receive, as soon as practicable after the Conversion Date, such number of shares of Common Stock equal to: (i) the product obtained by multiplying (a) the number of shares of Class E Preferred Stock held of record by such holder, by (b) the Stated Value, divided by (ii) the greater of (a) the closing market price of the Common Stock on the Conversion Date, as quoted on the market on which the shares are traded, or (b) an amount equal to the sum of (A) Three Dollars ($3.00), plus
(B) an amount equal to the product obtained by multiplying (1) Three Dollars ($3.00), by (2) a fraction, the numerator of which is the aggregate Dividends paid as on a share of Preferred Stock and the denominator of which is one and one-quarter (1.25). If any conversion of Class E Preferred Stock would result in a fractional share of Common Stock, such fractional share shall be disregarded and the number of shares of Common Stock issuable upon the conversion of the Class E Preferred Stock shall be rounded to the nearest whole number of shares. Prior to mandatory conversion, the Company may redeem all or any portion of the outstanding shares of Class E Preferred Stock, at any time, upon 15 days' written notice, for an amount in cash equal to the Stated Value for each share of Class E Preferred Stock so redeemed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 15, 1997, the Company held its Annual Meeting of Shareholders. The only matters submitted to the shareholders for a vote were (i) the election of directors and (ii) the amendment to the Company's 1996 Stock Option Plan ("Stock Option Plan") to increase the number of shares available for the grant of options under the Plan.

         The nominees submitted for election as directors were Michael Barsa, Christopher A. Coppersmith, Brian K. Coventry, Richard A. Faieta and Stuart Hettleman. At least 5,993,756 shares were voted in favor of each director, and no more than 51,950 shares were voted to withhold approval of any director. As a result, Messrs. Barsa, Coppersmith, Coventry, Faieta and Hettleman were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

         Prior to the amendment to the Stock Option Plan, options to purchase a total of 402,348 shares of the Company's Common Stock were available for grant, of which 245,000 were outstanding, leaving a balance of 157,148 available for future grant. Shareholders were asked to approve an amendment to the Stock Option Plan to increase the total number of shares available for grants of options from 402,348 to 1,000,000. At least 4,126,739 shares were voted in favor of the amendment, and no more than 148,935 shares were voted to withhold approval of the amendment. As a result, the amendment to the Stock Option Plan was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.

3.1      Certificate of Incorporation of Registrant, as amended
3.2      By-Laws of Registrant, as amended (incorporated by reference to Exhibit
         3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1996, File No. 001-14474)
4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
4.3 Agreement of Merger, dated as of April 17, 1997, by and between the Registrant, Target International Services, Inc. (name subsequently changed to Target Airfreight, Inc.), Target Air Freight, Inc., and Christopher A. Coppersmith (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)

4.4 Agency Agreement, dated May 8, 1997, by and between the Registrant and GKN Securities Corp. with respect to the Registrant's June 13, 1997 Private Placement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
4.5 Form of Subscription Agreement, dated June 13, 1997, with respect to the Registrant's June 13, 1997 Private Placement (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
4.6 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.7 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.8 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.9 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.10 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
4.11     Form of  Underwriter's  Purchase Option  (incorporated  by reference to
         Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.1     1996 Stock Option Plan, as amended
10.2 Accounts Receivable Management and Security Agreement, dated January 16, 1997 by and between BNY Financial Corp., as Lender, and Amertranz Worldwide, Inc., Caribbean Air Services, Inc., and Consolidated Air Services, Inc., as Borrowers, and guaranteed by Amertranz Worldwide Holding Corp. ("BNY Facility Agreement") (incorporated by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
10.3 Letter Amendment to BNY Facility Agreement, dated April 16, 1997 ("BNY Letter Amendment") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
10.4 Shadow Warrant entered into in connection with the BNY Letter Amendment (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
10.5 Letter Amendment to BNY Facility Agreement, dated September 25, 1997 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the Fiscal year Ended June 30, 1997, File No. 001-14474)
10.6     Loan and Security  Agreement dated October  25,1995  between  Amertranz
         Worldwide, Inc. and TIA, Inc., as amended January 24, 1996 (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.7 Form of Amended and Restated Promissory Note of Amertranz Worldwide, Inc. payable to TIA, Inc. in principal amount of $800,000 (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.8 Revolving Credit Promissory Note dated February 7, 1996 of Caribbean Air Services, Inc. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $4,000,000 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.9 Promissory Note dated February 7, 1996 of Amertranz Worldwide Holding Corp. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $10,000,000 (incorporated by reference to Exhibit
         10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.10 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to
         Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 001- 14474)
10.11 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Richard A. Faieta (incorporated by reference to
         Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 001- 14474)

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

Dated: January 30, 1998                 AMERTRANZ WORLDWIDE HOLDING CORP.
                                        Registrant


                                              /s/  Stuart Hettleman
                                        President, Chief Executive Officer



                                              /s/  Philip J. Dubato
                                        Vice President, Chief Financial Officer

C72244B.198

                                   EXHIBIT 3.1

                          CERTIFICATE OF INCORPORATION
                                       OF
                        AMERTRANZ WORLDWIDE HOLDING CORP.


         The undersigned, being of legal age, in order to form a corporation under and pursuant to the laws of the State of Delaware, does hereby set forth as follows:

         FIRST: The name of the corporation is

                        AMERTRANZ WORLDWIDE HOLDING CORP.

         SECOND: The address of the initial registered and principal office of this corporation in this state is c/o United Corporate Services, Inc., 15 East North Street, in the city of Dover, County of Kent, State of Delaware 19901 and the name of the registered agent at said address is United Corporate Services, Inc.

         THIRD: The purpose of the corporation is to engage in any lawful act or activity for which corporations may be organized under the corporation laws of the State of Delaware.

         FOURTH: The corporation shall be authorized to issue the following shares:

           Class                  Number of Shares              Par Value

           COMMON                    15,000,000                   $ .01

         FIFTH: The name and address of the incorporator are as follows:

            NAME                               ADDRESS

            Ray A. Barr                        10 Bank Street
                                               White Plains, New fork 10606

         SIXTH: The following provisions are inserted for the management of the business and for the conduct of the affairs of the corporation, and for further definition, limitation and regulation of the powers of the corporation and of its directors and stockholders:

         (a) The number of directors of the corporation shall be such as from time to time shall be fixed by, or in the manner provided in the by-laws. Election of directors need not be by ballot unless the By-Laws so provide.

         (b) The Board of Directors shall have power without the assent or vote of the stockholders:

             (a) To make, alter, amend, change, add to or repeal the By-Laws of the corporation; to fix and vary the amount to be reserved for any proper purpose; to authorize and cause to be executed mortgages and liens upon all or any part of the property of the corporation; to determine the use and disposition of any surplus or net profits; and to fix the times for the declaration and payment of dividends.

             (b) To determine from time to time whether, and to what times and places, and under what conditions the accounts and books of the corporation (other than the stock ledger) or any of them, shall be open to the inspection of the stockholders.

         (c) The directors in their discretion may submit any contract or act for approval or ratification at any annual meeting of the stockholders, at any meeting of the stockholders called for the purpose of considering any such act or contract, or through a written consent in lieu of a meeting in accordance with the requirements of the General Corporation Law of Delaware as amended from time to time, and any contract or act that shall be so approved or be 50 ratified by the vote of the holders of a majority of the stock of the corporation which is represented in person or by proxy at such meeting, (or by written consent whether received directly or through a proxy) and entitled to vote thereon (provided that a lawful quorum of stockholders be there represented in person or by proxy) shall be as valid and as binding upon the corporation and upon all the stockholders as though it had been approved, ratified, or consented to by every stockholder of the corporation, whether or not the contract or act would otherwise be open to legal attack because of directors' interest, or for any other reason.

         (d) In addition to the powers and authorities hereinbefore or by statute expressly conferred upon them, the directors are hereby empowered to exercise all such powers and do all such acts and things as may be exercised or done by the corporation; subject, nevertheless, to the provisions of the statutes of Delaware, of this certificate, and to any by-laws from time to time made by the stockholders; provided, however, that no by-laws so made shall invalidate any prior act of the directors which would have been valid if such by-law had not been made.

         SEVENTH: No director shall be liable to the corporation or any of its stockholders for monetary damages for breach of fiduciary duty as a director, except with respect to (1) a breach of the director's duty of loyalty to the corporation or its stockholders, (2) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (3) liability under Section 174 of the Delaware General Corporation Law or (4) a transaction from which the director derived an improper personal benefit, it being the intention of the foregoing provision to eliminate the liability of the corporation's directors to the corporation or its stockholders to the fullest extent permitted by Section 102(b)(7) of the Delaware General Corporation Law, as amended from time to time. The corporation shall indemnify to the fullest extent permitted by Sections 102(b)(7) and 145 of the Delaware General Corporation Law, as amended from time to time, each person that such Sections grant the corporation the power to indemnify.

         EIGHTH: Whenever a compromise or arrangement is proposed between this corporation and its creditors or any class of them and/or between this corporation and its stockholders or any class of them, any court of equitable jurisdiction within the State of Delaware, may, on the application in a summary way of this corporation or of any creditor or stockholder thereof or on the application of any receiver or receivers appointed for this corporation under the provisions of Section 291 of Title 8 of the Delaware Code or on the application of trustees in dissolution or of any receiver or receivers appointed for this corporation under the provisions of Section 279 Title 8 of the Delaware Code order a meeting of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case may be, to be summoned in such manner as the said court directs. If a majority in number representing three-fourths (3/4) in value of the creditors or class of creditors, and/or of the stockholders or class of stockholders of this corporation, as the case way be, agree to any compromise or arrangement and to any reorganization of this corporation as consequence of such compromise or arrangement, the said compromise or arrangement and the said reorganization shall, if sanctioned by the court to which the said application has been made, be binding on all the creditors or class of creditors, and/or on all the stockholders or class of stockholders, of this corporation, as the case may be, and also on this corporation.

         NINTH: The corporation reserves the right to amend, alter, change or repeal any provision contained in this certificate of incorporation in the manner now or hereafter prescribed by law, and all rights and powers conferred herein on stockholders, directors and officers are subject to this reserved power.


         IN WITNESS WHEREOF, the undersigned hereby executes this document and affirms that the facts set forth herein are true under the penalties of perjury this twelfth day of January, 1996.




                                                     /S/RAY A. BARR
                                                     Ray A. Barr, Incorporator

                         CERTIFICATE OF AMENDMENT TO THE
                         CERTIFICATE OF INCORPORATION OF
                        AMERTRANZ WORLDWIDE HOLDING CORP.


         The undersigned, being the President of Amertranz Worldwide Holding Corp., hereby certifies that:

         FIRST: The name of the Corporation is Amertranz Worldwide Holding Corp.

         SECOND: The original Certificate of Incorporation of the Corporation was filed with the Secretary of State of the State of Delaware on January 16, 1996.

         THIRD: ARTICLE FOURTH of said Certificate of Incorporation is hereby amended in its entirety to read as follows:

             The total number of shares of all classes of stock which the Corporation shall have authority to issue is 17,500,000 shares consisting of (1) 2,500,000 shares of preferred stock, $10.00 par value (the "Preferred Stock"); and (2) 15,000,000 shares of common stock, $.01 par value (the "Common Stock").

         The Board of Directors shall have authority to establish the classes, designations, powers, preferences and relative, participating, optional or other special rights, and the qualifications, limitations and restrictions thereof in respect of the Preferred Stock and the Common Stock.

         FOURTH: The foregoing amendment has been duly advised and adopted by the Board of Directors of the Corporation and approved by the stockholders of the Corporation in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware by written consent of the stockholders of the Corporation given in accordance with the provisions of
Section 228 of the General Corporation Law of the State of Delaware. Prompt written notice of adoption of the foregoing amendment has been given to all stockholders who have not consented to such adoption in writing in accordance with the provisions of Section 228(d) of the General Corporation Law of Delaware.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand on this 13th day of June, 1996.


ATTEST:                                              /s/ Stuart Hettleman
                                                     President
/s/ Michael Barsa
Secretary

                           CERTIFICATE OF DESIGNATION
                        AMERTRANZ WORLDWIDE HOLDING CORP.

         The undersigned, being the President of Amertranz Worldwide Holding Corp., hereby certifies pursuant to Section 151 (g) of the General Corporation Law of Delaware:

         The Board of Directors of the Corporation have by resolution duly adopted, approved the powers, designations, preferences and relative, participating optional or other rights of the shares of Preferred Stock, $10.00 par value, of the Corporation as follows:

         Par Value. The shares of Class A Preferred Stock shall have a par or stated value of $10.00 per share.

         Dividends: Holders of Class A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of legally available funds, dividends at an annual rate of $1.00 per share, payable semi-annually in arrears on June 30 and December 31 of each year, in cash or in shares of Class A Preferred Stock at the rate of $10.00 per share. Dividends shall accrue and are cumulative from the most recent date to which dividends have been paid. The Class A Preferred Stock shall have priority as to dividends over the Common stock and all other series or classes of the Company's stock that rank junior to the Class A Preferred Stock ("Junior Dividend Stock"). No dividend (other than dividends payable solely in Common Stock, Junior Dividend Stock or warrants or other rights to acquire Common Stock or Junior Dividend Stock) may be paid or set apart for payment on, and no purchase, redemption or other acquisition may be made by the Company of, the Common Stock or Junior Dividend Stock unless all accrued and unpaid dividends on the Class A Preferred Stock, including the full dividend for the then-current semi-annual dividend period, shall have been paid.

         Preference on Liquidation. In a case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of shares of Class A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to stockholders an amount in cash equal to $10.00 per share, plus an amount equal to any accrued and unpaid dividends, whether or not declared, to the payment date, before any payment or distribution shall be made to the holders of Common Stock or any other series or class of stock that ranks junior as to liquidation rights to the Class A Preferred Stock.

         Voting. The holders of Class A Preferred Stock shall have no voting rights except as required by law. In exercising any voting rights, each outstanding share of Class A Preferred Stock shall be entitled to one vote.

         Conversion Rights. Each holder of Class A Preferred Stock shall have the right, at the holder's option, to convert any or all shares into Common Stock at any time at a conversion price (subject to adjustment as described below) of the lower of (i) the price per share of Common Stock in the Initial Public Offering of the Corporation's Common Stock, or (ii) 80% of the average of the closing bid and asked price per share of Common Stock on the day prior to the conversion date.

         The Conversion price is subject to adjustment in certain events, including (i) the payment of a dividend on any class of the Company's capital stock in shares of Common Stock or any other securities issued by the Company or any of its subsidiaries; (ii) subdivisions or combinations of the Common Stock;
(iii) the issuance to all holders of Common Stock of rights or warrants to subscribe for or purchase Common Stock or securities convertible into or exchangeable for Common Stock, for a consideration per share of Common Stock less than the current market price per share of the date of issuance of the securities.

         Registration Rights. At the request of a holder of shares of Class A Preferred Stock, the Company shall register for resale under the Securities Act of 1933, as amended ("Securities Act") any shares of Common Stock issued upon conversion of shares of the Class A Preferred Stock.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand on this 18th day of June, 1996.

                                                     /s/ Stuart Hettleman
                                                     Stuart Hettleman, President


Attest:


/s/ Michael Barsa
Michael Barsa

                   CERTIFICATE OF CORRECTION FILED TO CORRECT
                A CERTAIN ERROR IN THE CERTIFICATE OF DESIGNATION
                      OF AMERTRANZ WORLDWIDE HOLDING CORP.
                  FILED IN THE OFFICE OF THE SECRETARY OF STATE
                           OF DELAWARE ON JULY 1, 1996


         Amertranz Worldwide Holding Corp., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware does hereby certify:

         1.   The name of the corporation is Amertranz Worldwide Holding Corp.

         2. That a Certificate of Designation was filed with the Secretary of State of Delaware on July 1, 1996, and that said Certificate requires correction as permitted by Section 103 of the General Corporation Law of the State of Delaware.

         3. The inaccuracy or defect of said Certificate to be corrected is as follows:

              The number of shares designated as Class A Preferred Stock was omitted. The Certificate is corrected by inserting a paragraph immediately after the second paragraph and immediately preceding the paragraph entitled "Par Value" to read as follows:

                     "Class A Preferred Stock.  Five Hundred Thousand
                     (500,000) shares of the Preferred Stock authorized in the Certificate of Incorporation are to be designated as Class A Preferred Stock."

         IN WITNESS WHEREOF, said Amertranz Worldwide Holding Corp. has caused this Certificate to be signed by Stuart Hettleman, its President, this 10th day of June, 1997.

                                            AMERTRANZ WORLDWIDE HOLDING CORP.


                                            By:      /s/ Stuart Hettleman

                           CERTIFICATE OF DESIGNATION
                        AMERTRANZ WORLDWIDE HOLDING CORP.


         The undersigned, being the President of Amertranz Worldwide Holding Corp. (the "Company"), hereby certifies, pursuant to Section 151(g) of the General Corporation Law of Delaware, that the Board of Directors of the Corporation has duly adopted and approved the powers, designations, preferences and relative, participating optional or other rights of the shares of Preferred Stock, $10.00 par value per share, of the Corporation as follows:

         RESOLVED, that the following is hereby adopted and approved:

         Class B Preferred Stock: Twenty-five thousand (25,000) shares of the Preferred Stock authorized in the Certificate of Incorporation are to be designated as Class B Preferred Stock.

         Par value: The shares of Class B Preferred Stock shall have a par or stated value of $10.00 per share.

         Dividends: No dividend will be paid or declared and set aside by the Board of Directors for holders of Class B Preferred Stock.

         No Preference on Liquidation: In the event of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of shares of Class B Preferred Stock then outstanding shall not be entitled to be paid out of the assets of the Company before any payment or distribution is made to the holders of Common Stock or any other series or class of stock.

         Voting: The holders of Class B Preferred Stock shall have no voting rights except as required by law. In exercising any voting rights, each outstanding share of Class B Preferred Stock shall be entitled to one vote.

         Conversion Rights: Each holder of Class B Preferred Stock shall have the right to convert any or all shares of Class B Preferred Stock into shares of fully paid and nonassessable Common Stock, at the conversion rate of one (1) share of Class B Preferred Stock for ten (10) shares of Common Stock. In the event of any change in the outstanding shares of Common Stock by reason of any share dividend or split, recapitalization or other similar corporate change, the conversion rate shall be accordingly adjusted. The right of such conversion may be exercised at the option of the holder of shares of Class B Preferred Stock at any time and from time to time following the first anniversary of the merger of Consolidated Air Services,Inc., an Arizona corporation, with and into the Company pursuant to the Agreement of Merger dated as of September 30, 1996.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand on this 8th of October, 1996.


                                              /s/ Stuart Hettleman
                                              Stuart Hettleman, President

ATTEST:

        /s/ Michael Barsa

                              CERTIFICATE OF MERGER
                                       OF
                         CONSOLIDATED AIR SERVICES, INC.
                                      INTO
                        AMERTRANZ WORLDWIDE HOLDING CORP.


         The undersigned corporation does hereby certify:

         FIRST: That the name and state of incorporation of each of the constituent corporations of the merger is as follows:

         Name                                         State of Incorporation
         Consolidated Air Services, Inc.              Arizona
         Amertranz Worldwide Holding Corp.            Delaware

         SECOND: That an Agreement of Merger between the parties to the merger has been approved, adopted, certified, executed and acknowledged by each of the constituent corporations in accordance with the requirements of section 252 of the General Corporation Law of the State of Delaware.

         THIRD: That the name of the surviving corporation of the merger is Amertranz Worldwide Holding Corp., a Delaware corporation.

         FOURTH: That the Certificate of Incorporation of Amertranz Worldwide Holding Corp., a Delaware corporation which is surviving the merger, shall be the Certificate of Incorporation of the surviving corporation.

         FIFTH: That the executed Agreement of Merger is on file at the principal place of business of the surviving corporation, the address of which is 2001 Marcus Avenue, Lake Success, New York 11042.

         SIXTH: That a copy of the Agreement of Merger will be furnished by the surviving corporation, on request and without cost, to any stockholder of any constituent corporation.

         SEVENTH: The authorized capital stock of each foreign corporation which is a party to the merger is as follows:

                                                Number          Par Value
Corporation                         Class       of Shares       per Share
-----------                         -----       ---------       ---------
Consolidated Air Services, Inc.     Common      100,000         $1.00

         EIGHTH: That this Certificate of Merger shall be effective upon filing with the Secretary of State of the State of Delaware.

Dated:   October 10, 1996

                                            AMERTRANZ WORLDWIDE HOLDING CORP.

                                            By:  /s/ Stuart Hettleman
                                                 Stuart Hettleman, President

                          CERTIFICATE OF DESIGNATIONS,
                             PREFERENCES AND RIGHTS
                                       of
                     CLASS C 10% CONVERTIBLE PREFERRED STOCK
                                       of
                        AMERTRANZ WORLDWIDE HOLDING CORP.

                         Pursuant to Section 151 of the
                General Corporation Law of the State of Delaware

Amertranz Worldwide Holding Corp., a corporation organized and existing under the General Corporation Law of the State of Delaware (the "Corporation"), hereby certifies that, pursuant to the authority vested in the Board of Directors of the Corporation (the "Board of Directors") under its Certificate of Incorporation, and in accordance with Section 151 of the Delaware General Corporation Law, the Board of Directors has adopted the following resolution:

         RESOLVED, that pursuant to the authority granted to and vested in the Board of Directors of this Corporation in accordance with the provisions of its Certificate of Incorporation, the Board of Directors does hereby create, authorize and provide for the issuance of a series of the Corporation's preferred stock, par value $10.00 per share, and hereby states the designation and number of shares, and fixes the relative rights, preferences, privileges, powers and restrictions thereof as follows:

         Class C 10% Convertible Preferred Stock:

         1. Designation and Amount. The designation of this series, which consists of 400,000 shares of Preferred Stock, is the Class C 10% Convertible Preferred Stock (the "Preferred Stock") and the stated value shall be Ten Dollars ($10.00) per share (the "Stated Value").

         2. (a) Rank. All shares of the Preferred Stock shall rank senior to the Corporation's common stock, par value $0.01 per share (the "Common Stock"), and to any other class of capital stock or series of preferred stock now existing or established hereafter by the Board of Directors (collectively, the "Junior Securities"), as to the distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, and with respect to the payment of dividends. The Corporation shall not issue any class or series of capital stock which ranks pari passu with the Class C Preferred Stock; provided, however, that the Corporation shall have the right to create a series of Class D preferred stock ("Class D Preferred Stock"), which shall rank pari passu with the Preferred Stock, for issuance to certain holders of the Corporation's indebtedness existing as of May 1, 1997 only in the event any or all of such indebtedness is converted into Class D Preferred Stock in accordance with the terms of an agreement between such holders and the Corporation dated as of May 1, 1997. Such Class D Preferred Stock, if created, shall have the same terms as the Corporation's existing Class A Preferred Stock, except that the Class D Preferred Stock will rank pari passu with the Preferred Stock.

         3. Dividends.

              (a) The Corporation shall pay out of funds legally available therefor a fixed dividend on each outstanding share of Preferred Stock at a rate per annum equal to 10.0% of the Stated Value thereof. Dividends shall be payable in arrears quarterly as of March 31, June 30, September 30 and December 31 of each year (each a "Dividend Payment Date") to the holders of record of the Preferred Stock on the preceding March 15, June 15, September 15 and December 15 (each a "Regular Dividend Date"). Dividends shall also be immediately payable upon (i) conversion of the Preferred Stock into shares of Common Stock in accordance with Section 5(a) (such dividends accruing through the date of conversion), (ii) the occurrence of a Liquidation Event as provided in Section 4(a) (such dividends accruing through the date of distribution of the Company's assets) and (iii) the redemption of the Preferred Stock as provided in Section 6 (such dividends accruing through the date of redemption). Dividends accruing for any period less than a full dividend period will be computed on the basis of a 360-day year comprised of twelve 30-day months. Dividends shall be payable on a cumulative basis, such that any unpaid dividends shall accumulate and the arrearage shall be paid in full prior to any dividends being paid to holders of Junior Securities.

              (b) 1) Except in connection with the payment of dividends upon a Liquidation Event or redemption of the Preferred Stock, any dividend on the Preferred Stock pursuant to Section 3(a) shall be, at the option of the Corporation, payable either (i) in cash or (ii) if and only if a registration statement registering the issuance by the Company of shares of Common Stock as dividends under the Securities Act of 1933 is current and effective through the issuance of a number of shares (rounded to the nearest whole share) of Common Stock (the "Dividend Shares") equal to the dividend amount divided by the average last sale price of a share of Common Stock on the five trading days ending two business days prior to each Dividend Payment Date.

              (c) In the event that full dividends are not paid or made available to the holders of all outstanding shares of Preferred Stock and of any Class D Preferred Stock and funds available for payment of dividends shall be insufficient to permit payment in full to holders of all such stock of the full preferential amounts to which they are then entitled, then the entire amount available for payment of dividends shall be distributed ratably among all such holders of Preferred Stock and of any Class D Preferred Stock in proportion to the full amount to which they would otherwise be respectively entitled.

         4. Liquidation Preference.

              (a) If the Corporation shall commence a voluntary case under the Federal bankruptcy laws or any other applicable Federal or State bankruptcy, insolvency or similar law, or consent to the entry of an order for relief in an involuntary case under any law or to the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or make an assignment for the benefit of its creditors, or admit in writing its inability to pay its debts generally as they become due, or if a decree or order for relief in respect of the Corporation shall be entered by a court having jurisdiction in the premises in an involuntary case under the Federal bankruptcy laws or any other applicable Federal or State bankruptcy, insolvency or similar law resulting in the appointment of a receiver, liquidator, assignee, custodian, trustee, sequestrator (or other similar official) of the Corporation or of any substantial part of its property, or ordering the winding up or liquidation of its affairs, and any such decree or order shall be unstayed and in effect for a period of 60 consecutive days and, on account of any such event, the Corporation shall liquidate, dissolve or wind up, or if the Corporation shall otherwise liquidate, dissolve or wind up (any and all of the foregoing being referred to as a "Liquidation Event"), no distribution shall be made to the holders of any Junior Securities unless prior thereto the holders of shares of the Preferred Stock and any outstanding shares of Class D Preferred Stock shall have received the Liquidation Preference (as defined in Section 4(c)) with respect to each share. If upon the occurrence of a Liquidation Event, the assets and funds available for distribution among the holders of the Preferred Stock and holders of any Class D Preferred Stock shall be insufficient to permit the payment to such holders of the Liquidation Preference (as defined below) payable thereon, then the entire assets and funds of the Corporation legally available for distribution to the Preferred Stock and any Class D Preferred Stock shall be distributed ratably among such shares in proportion to the ratio that the Liquidation Preference payable on each such share bears to the aggregate Liquidation Preference payable on all such shares.

              (b) For purposes hereof, the "Liquidation Preference" of a holder of Preferred Stock means the greater of (i) the Stated Value of the shares of Preferred Stock held by the holder plus the amount of any accrued and unpaid dividends (in cash) through the date of final distribution to the holder thereof (or with respect to any other event as of the date the measurement of such Liquidation Preference is relevant to such event) and (ii) the amount equal to what the holder would have received had he converted the Preferred Stock into Common Stock on the business day immediately prior to the record date for such Liquidation Event.

              (c) The Corporation shall not effect any distribution as a result of a Liquidated Event, unless each holder of Preferred Stock has been mailed written notice of such distribution at least 20 days prior thereto and in no event later than 10 days prior to the record date for the determination of shareholders entitled to participate in such distribution.

         5. Conversion Rights.

              (a) Each holder of shares of the Preferred Stock may, at any time and from time to time upon surrender of the certificates therefor, convert any or all of its shares of Preferred Stock into shares of Common Stock. Each share of Preferred Stock shall be convertible into such number of fully paid and nonassessable shares of

Common Stock as is determined by dividing (x) the Stated Value thereof by (y) the Conversion Price (as defined below) then in effect. Additionally, at the time of delivery of the shares of Common Stock upon conversion, the Company shall pay any and all dividends accrued on the Preferred Stock through the date of conversion in cash or shares of Common Stock.

              (b)  Conversion   Price.   Subject  to  Section  5(c)  below,  the
"Conversion Price" shall be equal to $1.00 per share of Common Stock.

              (c) Conversion Price and Other Adjustments. The Conversion Price and the number of shares of Common Stock issuable upon conversion of the Preferred Stock shall be subject to adjustment from time to time as follows:

                   (i) Adjustment Due to Stock Split, Stock Dividend, Etc. If at any time when any shares of Preferred Stock are issued and outstanding, the number of outstanding shares of Common Stock is increased by a stock split, stock dividend, combination, reclassification or other similar event, the Conversion Price shall be proportionately reduced, or if the number of outstanding shares of Common Stock is decreased by a reverse stock split, combination or reclassification of shares, or other similar event, the
Conversion Price shall be proportionately increased. In such event, the Corporation shall notify the Transfer Agent of such change on or before the effective date thereof.

                   (ii) Adjustment Due to Merger, Consolidation, Etc. If, at any time when any shares of Preferred Stock are issued and outstanding, there shall be (each of the following being referred to as a "Merger Event") (a) any reclassification or change of the outstanding shares of Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination described in
Section 5(c)(i) above), (b) any consolidation or merger of the Corporation with any other corporation (other than a merger in which the Corporation is the surviving or continuing entity and its capital stock is unchanged), (c) any sale or transfer of all or substantially all of the assets of the Corporation or (d) any share exchange pursuant to which all of the outstanding shares of Common Stock are converted into other securities or property, then the holders of Preferred Stock shall thereafter have the right to receive upon conversion of their Preferred Stock, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock, such shares of stock, securities and other property as would have been issuable or payable in connection with the Merger Event with respect to or in exchange for the number of shares of Common Stock immediately theretofore issuable and receivable upon the conversion of the Preferred Stock held by such holders had such Merger Event not taken place, and in any such case appropriate provisions shall be made with respect to the rights and interests of the holders of the Preferred Stock to the effect that the provisions hereof (including, without limitation, provisions for adjustment of the Conversion Price and the corresponding number of shares of Common Stock issuable upon conversion of the Preferred Stock) shall thereafter be applicable, as nearly as may be practicable in relation to any shares of stock or securities thereafter deliverable upon the conversion thereof. The Corporation shall not effect any transaction described in this subsection (ii) unless (x) each holder of the Preferred Stock has been mailed written notice of such transaction at least 20 days prior thereto and in no event later than 10 days prior to the record date for the determination of shareholders entitled to vote with respect thereto, and (y) the resulting successor or acquiring entity (if not the Corporation) assumes by written instrument the obligations of this subsection (ii). The above provisions shall similarly apply to successive reclassifications, consolidations, mergers, sales, transfers or share exchanges.

                   Notwithstanding the foregoing, upon receipt of notice of any Merger Event, each holder of Preferred Stock shall have the right, by written notice to the Corporation at any time prior to the Merger Event, to elect, in his sole discretion, to treat such Merger Event as a Liquidation Event, and be paid his Liquidation Preference on consummation of the Merger Event.

                   (iii) Adjustment Due to Distribution. In the event that at any time or from time to time the Corporation shall distribute to all holders of Common Stock (a) any dividend or other distribution of cash, evidences of its indebtedness, shares of its capital stock or any other properties or securities or (b) any options, warrants or other rights to subscribe for or purchase any of the foregoing (other than, in each case, the issuance of any rights under a shareholder rights plan (a "Distribution"), then, in each such case, after the date of record for determining shareholders entitled to such Distribution, but prior to the date of Distribution, the holders of Preferred

Stock shall be entitled, upon conversion of shares of Preferred Stock, to receive the amount of such assets which would have been payable to the holder had such holder been the holder of such shares of Common Stock on the record date for the determination of shareholders entitled to such Distribution. The Conversion Price for shares of Preferred Stock not converted prior to the date of Distribution will be reduced to a price determined by decreasing the Conversion Price in effect immediately prior to the record date of the Distribution by an amount equal to the fair market value of the assets so distributed per share of Common Stock (calculated as if all shares of Common Stock issuable upon conversion of outstanding shares of Preferred Stock had been converted as of the record date of the Distribution). For purposes of determining the fair market value of any assets so distributed, the fair market value of any cash distributed shall be the amount of such cash and the fair value of any other assets so distributed shall be determined in good faith by the Board of Directors of the Corporation, whose determination shall be evidenced by a board resolution, a copy of which will be sent to the holders of the Preferred Stock upon request.

                   (iv) Adjustment Due to Rights Issue. If, at any time when shares of Preferred Stock are issued and outstanding, the Corporation shall distribute to all holders of its Common Stock any rights, options or warrants entitling the holders thereof to subscribe for shares of Common Stock, or securities convertible into or exchangeable or exercisable for Common Stock (collectively, "Rights") at a price per share that is less than the Current Market Value (as defined in Section 5(g)) as of the date such Right first becomes exercisable (the "Exercisability Date"), then the Conversion Price for shares of Preferred Stock not converted prior to such Exercisability Date shall be reduced to a price determined by multiplying the Conversion Price in effect immediately prior to the Exercisability Date by a fraction, (i) the numerator of which is an amount equal to the sum of (x) the number of shares of Common Stock actually outstanding immediately prior to the Exercisability Date plus (y) the quotient (expressed as a number) obtained by dividing (A) the aggregate minimum consideration receivable by the Corporation upon the exercise of all such Rights, by (B) the Current Market Value in effect immediately prior to the Exercisability Date and (ii) the denominator of which is the total number of shares of Common Stock Deemed Outstanding (as defined below) immediately after the Exercisability Date. For purposes of this Section 5(c)(iv), "Common Stock Deemed Outstanding" shall mean the number of shares of Common Stock actually outstanding plus the maximum total number of shares of Common Stock issuable upon the exercise, conversion or exchange of all Rights or securities issuable upon exercise of Rights.

                   (v) Other Events. If any event occurs as to which the foregoing provisions of this Section 5(c) are not strictly applicable or, if strictly applicable, would not, in the good faith judgment of the Board of Directors of the Corporation, fairly and adequately protect the conversion rights of the Preferred Stock in accordance with the essential intent and principles of such provisions, then the Board of Directors shall make such adjustments in the application of such provisions, in accordance with such essential intent and principles, as shall be reasonably necessary, in the good faith opinion of the Board of Directors, to protect such conversion rights as aforesaid, but in no event shall any such adjustment have the effect of increasing the Conversion Price or decreasing the number of shares of Common Stock issuable upon conversion of any shares of Preferred Stock.

              (d) Conversion and Liquidation Preference Election Procedures. In order to convert shares of Preferred Stock into full shares of Common Stock (or to elect to receive the Liquidation Preference as a result of a Merger Event in lieu of the adjustment required pursuant to Section 4(c)), a holder shall: (i) prior to 5:00 p.m., New York City time on the Election Date (as defined in subsection (iv) below), fax or otherwise deliver notice ("Notice of Election") to the Corporation that the holder elects to convert the same (or elects to receive the Liquidation Preference), which notice shall be signed by the holder and shall specify the number of shares of Preferred Stock to be converted (or liquidated), the Conversion Price and a calculation of the number of shares of Common Stock issuable upon such conversion (or the amount of cash to be received in respect of the Liquidation Preference) and (ii) surrender the original certificates representing the Preferred Stock being converted (the "Preferred Stock Certificates"), duly endorsed, along with a copy of the Notice of Election within three business days thereafter to the office of the Corporation or the Transfer Agent, if any, for the Preferred Stock. The Corporation shall not be obligated to issue certificates evidencing the shares of Common Stock issuable upon such conversion (or payment of the Liquidation Preference) unless either the Preferred Stock Certificates are delivered to the Corporation or its Transfer Agent as provided above, or the holder notifies the Corporation or its Transfer Agent that such certificates have been lost, stolen or destroyed (subject to the requirements of subparagraph (i) below). In the case of a dispute as to the calculation of the Conversion Price (or Liquidation
Preference) other than manifest error by a holder, the Corporation shall promptly issue such number of shares of Common Stock that are not disputed in accordance with subparagraph (ii) below (or deliver the Liquidation Preference pursuant to Section 4(c)). The Corporation shall submit the disputed calculations to its independent auditors via facsimile within two business days of receipt of the Notice of Election. The accountant shall audit the calculations and notify the Corporation and the holder of the results no later than two business days from the time it receives the disputed calculations. The accountant's calculation shall be deemed conclusive, absent manifest error.

                   (i) Lost or Stolen Certificates. Upon receipt by the Corporation of evidence of the loss, theft, destruction or mutilation of any Preferred Stock Certificates representing shares of Preferred Stock, and (in the case of loss, theft or destruction) of indemnity or security reasonably satisfactory to the Corporation, and upon surrender and cancellation of the Preferred Stock Certificate(s), if mutilated, the Corporation shall execute and deliver new Preferred Stock Certificate(s) of like tenor and date. However, the Corporation shall not be obligated to reissue such lost or stolen Preferred Stock Certificate(s) if the holder contemporaneously delivers to the Corporation a Notice of Election electing to convert such shares of Preferred Stock.

                   (ii) Delivery of Common Stock Upon Conversion. Upon the surrender of Preferred Stock Certificates as described above by a holder of Preferred Stock accompanied by a Notice of Election, the Corporation shall issue and, within three business days after the later of the Election Date and the date of such surrender (or, in the case of lost, stolen or destroyed certificates, after provision of agreement and indemnification pursuant to subparagraph (i) above) (the "Delivery Period"), deliver to or upon the order of the holder (a) that number of shares of Common Stock applicable to that portion of shares of Preferred Stock converted as shall be determined in accordance herewith, (b) a certificate representing the balance of the shares of Preferred Stock not converted, if any, and (c) dividends in the form of either (x) a check payable to the holder for any and all dividends accrued on the Preferred Stock being converted, through the date of conversion, or (y) shares of Common Stock. Upon delivery of a Notice of Election and surrender of the Preferred Stock Certificate related thereto (or an indemnification agreement if required pursuant to paragraph (i) above), the Corporation's obligation to deliver shares of Common Stock shall be absolute and unconditional and the Corporation agrees not to assert (and hereby waives to the fullest extent permitted by law) any defenses against its obligation to so deliver such shares. In the event the Corporation fails to deliver such shares, the Corporation understands that the holder will be entitled to pursue actual damages (whether or not such failure is caused by the Corporation's failure to maintain a sufficient number of authorized shares of Common Stock as required pursuant to the terms of Section 5(e) hereof), and each holder shall have the right to pursue all remedies available at law or in equity (including a decree of specific performance or injunctive relief).

                   (iii) No Fractional Shares. If any conversion of Preferred Stock would result in a fractional share of Common Stock, such fractional share shall be disregarded and the number of shares of Common Stock issuable upon the conversion of the Preferred Stock shall be rounded to the nearest whole number of shares.

                   (iv) Election Date. The "Election Date" shall be the date specified in the Notice of Election; provided, however, that if the copy of the Notice of Election is not submitted by facsimile (or by other means resulting in notice) to the Corporation before 5:00 p.m., New York City time, on the Election Date indicated in the Notice of Election, then the Election Date shall be the next day. Upon submission by a holder of the Preferred Stock of a Notice of Election with respect to shares of Preferred Stock, such shares shall be irrevocably deemed converted into shares of Common Stock (or liquidated in accordance with the Liquidation Preference) and the holder's rights as a holder of such shares of Preferred Stock shall cease and terminate, excepting only the right to receive certificates for such shares of Common Stock in accordance with and subject to this Section 5(d).

                   (v) Rights of Reversion. Any holder that delivers to the Corporation a Notice of Election at any time during the period beginning on the date the Corporation first mails notice to holders of Preferred Stock of any contemplated Liquidation Event, Merger Event or redemption ( in each case, an "Event") and the day immediately prior to the date the Event is to be effected or consummated, shall have the absolute right, his in discretion, and in the event the Event is not effected or consummated as contemplated, to rescind such Notice of Election by written notice delivered to the Corporation within 10 days after the date on which the Corporation delivers notice to such holder of the cancellation of the Event ("Notice of Cancellation"). A Notice of Cancellation shall be delivered by the Corporation to each holder of Preferred Stock within 3 days of the cancellation of any contemplated Event.

              (e) Reservation of Shares. A number of shares of the authorized but unissued Common Stock sufficient to provide for the conversion of the Preferred Stock outstanding at the then current Conversion Price shall at all times be reserved by the Corporation, free from preemptive rights, for such conversion. If the Corporation shall issue any securities or make any change in its capital structure which would change the number of shares of Common Stock into which each share of the Preferred Stock shall be convertible at the then current Conversion Price, the Corporation shall at the same time also make proper provision so that thereafter there shall be a sufficient number of shares of Common Stock authorized and reserved, free from preemptive rights, for conversion of the outstanding Preferred Stock on such new basis. If, at any time, a holder of shares of Preferred Stock submits a Notice of Election and the Corporation does not have sufficient authorized but unissued shares of Common Stock available to effect such conversion in accordance with the provisions of this Section, the Corporation shall issue to the holder all of the shares of Common Stock which are available to effect such conversion and shall thereafter use its best efforts to obtain, as soon as practicable, shareholder approval to authorize the issuance of sufficient shares of Common Stock to effect conversion of the Preferred Stock outstanding.

              (f) Calculation of Adjustment. Upon the occurrence of each adjustment or readjustment of the Conversion Price pursuant to this Section 5, the Corporation, at its expense, shall promptly compute such adjustment or readjustment in accordance with the terms hereof and prepare and furnish to each holder of Preferred Stock a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based. The Corporation shall, upon the written request at any time of any holder of Preferred Stock, furnish or cause to be furnished to such holder a like certificate setting forth (i) such adjustment or readjustment,
(ii) the Conversion Price at the time in effect and (iii) the number of shares of Common Stock and the amount, if any, of other securities or properties which at the time should be received upon conversion of a share of Preferred Stock.

              (g) Current Market Value. For purposes of this Certificate of Designation, "Current Market Value" per share of Common Stock or any other security at any date means (i) if the security is not registered under the Exchange Act, (a) the value of the security, determined in good faith by the Board of Directors and certified in a board resolution, based on the most recently completed arm's-length transaction between the Corporation and a Person other than an affiliate of the Corporation (or between any two such Persons) and the closing of which occurs on such date or shall have occurred within the six-month period preceding such date, or (b) if no such transaction shall have occurred on such date or within such six-month period, the value of the security as determined by an independent financial expert or (ii) if the security is registered under the Exchange Act, the average of the closing bid prices for each trading day during the period commencing 10 trading days before such date and ending on the date one day prior to such date, or if the security has been registered under the Exchange Act for less than 10 consecutive trading days before such date, the average of the closing bid prices for all of the trading days before such date for which daily closing bid prices are available; provided, however, that if the closing bid price is not determinable for at least five trading days in such period, the "Current Market Value" of the security, shall be determined as if the security were not registered under the Exchange Act.

         6. Redemption. Subject to the conversion rights set forth in Section 4 of this Certificate, the Company may redeem the Preferred Stock at any time, upon 30 day's written notice, for an amount in cash equal to its Stated Value plus all accrued and unpaid dividends through the date of redemption if (i) a registration statement registering the resale of the shares of Common Stock issuable upon conversion of all the then outstanding shares of Preferred Stock is current and effective and (ii) the last sale price of the Common Stock has been at least $2.50 on all 20 of the trading days ending on the third date prior to the date on which notice of redemption is given.

         7. Voting Rights. The holders of record of shares of Preferred Stock shall not be entitled to any voting rights other than those voting rights required by applicable law.

         8. No Impairment. The Corporation will not, by amendment of its Certificate of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Certificate and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holders against impairment.

         9. Cancellation of Preferred Stock. In the event any shares of Preferred Stock shall be converted pursuant to Section 5, or redeemed pursuant to Section 6, the shares so converted shall be canceled, shall return to the status of unissued preferred stock of no designated series, and shall not be issuable by the Corporation as Class C 10% Convertible Preferred Stock.

         10. Amendments and Other Actions. So long as shares of Preferred Stock are outstanding, the Corporation shall not, without first obtaining the approval (by vote or written consent) of the holders of all of the then outstanding shares of Preferred Stock:

              (a) alter or change the rights, preferences or privileges of the Preferred Stock or any other capital stock of the Corporation so as to affect adversely the Preferred Stock; or

              (b) create any new class or series of senior to or pari passu with the Preferred Stock, other than the Class D Preferred Stock.

              Notwithstanding the foregoing,  the Corporation when authorized by resolutions of its Board of Directors may amend or supplement this Certificate without the consent of, any Holder to cure any ambiguity, defect or inconsistency or make any other change provided that such amendments or supplements shall not adversely affect the interests of the Holders.

         11. Registration and Transfer. The Corporation shall maintain at its principal executive offices (or at the principal executive offices of its transfer agent or such other office or agency of the Corporation as it may designate by notice to the holders of the Preferred Stock) a stock register for the Preferred Stock in which the Corporation shall record the names and addresses of person in whose name the shares of Preferred Stock are issued, as well as the name and address of each transferee. Holders of share certificates for the Preferred Stock may present such certificates for transfer and exchange at such offices.

                  Prior to due presentment for registration of transfer of any Preferred Stock, the Corporation may deem and treat the person in whose name any Preferred Stock is registered as the absolute owner of such Preferred Stock and the Corporation shall not be affected by notice to the contrary.

                  No service charge shall be made to a holder of Preferred Stock for any registration, transfer or exchange.

         12. Transfer Without Registration. If, at the time of the surrender of any share certificate in connection with any transfer or exchange of shares of Preferred Stock, such shares shall not be registered under the Securities Act and under applicable state securities or blue sky laws, the Corporation may require, as a condition of allowing such transfer or exchange (i) that the holder or transferee, as the case may be, furnish to the Corporation a written opinion of counsel (which opinion and counsel shall be reasonably acceptable to the Corporation) to the effect that such transfer or exchange may be made without registration under the Securities Act and under applicable state securities or blue sky laws, (ii) that the holder or transferee execute and deliver to the Corporation a letter in form and substance acceptable to the Corporation stating that the transferee is acquiring such shares for investment purposes only and not with a view towards distribution thereof and (iii) that the transferee be an "accredited investor" as defined in Rule 501(a) promulgated under the Securities Act; provided, however, that no such opinion, letter or status as an "accredited investor" shall be required in connection with a transfer pursuant to Rule 144 under the Securities Act (but such other customary documentation reasonably requested by the Corporation shall be required).

         13. Method of Payment. Payments will be made as to dividends (if cash payment is elected by the Corporation), Liquidation Preferences, redemptions and all other payments by wire transfer of immediately available funds to the accounts specified by the holders thereof or, if no such account is specified by a holder, by mailing a certified check to such holder's registered address.

         IN WITNESS WHEREOF, AMERTRANZ WORLDWIDE HOLDING CORP. has caused this Certificate of Designations to be duly executed by its Chief Executive Officer, who affirms that the information contained in the foregoing Certificate of Designations is true under the penalties of perjury this 13th day of June, 1997.

                                          AMERTRANZ WORLDWIDE HOLDING CORP.


                                          By:  /s/ Stuart Hettleman
                                               Stuart Hettleman
                                               Chief Executive Officer

                         CERTIFICATE OF AMENDMENT TO THE
                         CERTIFICATE OF INCORPORATION OF
                        AMERTRANZ WORLDWIDE HOLDING CORP.


         THE UNDERSIGNED, being the President of Amertranz Worldwide Holding Corp., hereby certifies that:

         FIRST: The name of the Corporation is Amertranz Worldwide Holding Corp.

         SECOND: The original Certificate of Incorporation of the Corporation was filed with the Secretary of State of the State of Delaware on January 16, 1996.

         THIRD: ARTICLE FOURTH of said Certificate of Incorporation is hereby amended in its entirety to read as follows:

         "The total number of shares of all classes of stock which the Corporation shall have authority to issue is 32,500,000 shares consisting of (1) 2,500,000 shares of preferred stock, $10.00 par value (the "Preferred Stock"); and (2) 30,000,000 shares of common stock, $.01 par value (the "Common Stock")."

         The Board of Directors shall have authority to establish the classes, designations, powers, preferences and relative participating, optional or other special rights, and the qualifications, limitations and restrictions thereof in respect of the Preferred Stock and the Common Stock.

         FOURTH: The foregoing amendment has been duly advised and adopted by the Board of Directors of the Corporation and approved by the stockholders of the Corporation in accordance with the applicable provisions of Section 242 of the General Corporation Law of the State of Delaware by written consent of the stockholders of the Corporation given in accordance with the provisions of
Section 228 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand on this 9th day of July, 1997.

ATTEST:


/s/  Philip J. Dubato                          /s/  Stuart Hettleman
Secretary                                      President


C64892.198

                           CERTIFICATE OF DESIGNATIONS
                        AMERTRANZ WORLDWIDE HOLDING CORP.

         The undersigned, being the President of Amertranz Worldwide Holding Corp. (the "Company"), hereby certifies, pursuant to Section 151(g) of the General Corporation Law of Delaware, that the Board of Directors of the Corporation has duly adopted and approved the powers, designations, preferences and relative, participating optional or other rights of the shares of Preferred Stock, $10.00 par value per share, of the Corporation as follows:

         RESOLVED, that the following is hereby adopted and approved:

         Class D Preferred Stock: Two hundred thousand (200,000) shares of the Preferred Stock authorized in the Certificate of Incorporation are to be designated as Class D Preferred Stock.

         Par Value. The shares of Class D Preferred Stock shall have a par or stated value of $10.00 per share.

         Rank. All shares of the Class D Preferred Stock shall rank senior to the Company's common stock, par value $.01 per share (the "Common Stock"), and to any other class of capital stock or series of preferred stock now existing or established hereafter by the Board of Directors other than the Company's Class C 10% Convertible Preferred Stock (the "Class C Preferred Stock; the Common Stock and all such classes of capital stock other than the Class C Preferred Stock are hereinafter collectively referred to as the "Junior Securities"), as to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, and with respect to the payment of dividends. The Company shall not issue any class or series of capital stock which ranks pari passu with the Class D Preferred Stock except the Class C Preferred Stock.

         Dividends: Holders of Class D Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of legally available funds, dividends at an annual rate of $1.00 per share, payable semi-annually in arrears on June 30 and December 31 of each year, in cash or in shares of Class D Preferred Stock at the rate of $10.00 per share. Dividends shall accrue and are cumulative from the most recent date to which dividends have been paid. The priority of dividends payable on shares of Class D Preferred Stock shall rank pari passu with the priority of dividends payable on the Company's Class C Preferred Stock and shall have priority over dividends or any distributions payable on any Junior Securities.

         Preference on Liquidation. In a case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of shares of Class D Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to stockholders an amount in cash equal to $10.00 per share, plus an amount equal to any accrued and unpaid dividends, whether or not declared, to the payment date, before any payment or distribution shall be made to the holders of any Junior Securities. The liquidation preference payable on shares of Class D Preferred Stock shall rank pari passu with the liquidation preference payable on the Company's Class C Preferred Stock and shall have priority over any liquidation distributions payable on any Junior Securities.

         Voting. The holders of Class D Preferred Stock shall have no voting rights except as required by law. In exercising any voting rights, each outstanding share of Class D Preferred Stock shall be entitled to one vote.

         Conversion Rights. Each holder of Class D Preferred Stock shall have the right, at the holder's option, from time to time and at any time, to convert any or all such shares of Class D Preferred Stock into Common Stock. Each share of Class D Preferred Stock shall be convertible into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing (i) the par or stated value thereof by (ii) the Conversion Price (as hereinafter defined) then in effect. The "Conversion Price" shall be equal to the lower of the following, subject to adjustment as described below: (a) $6.00 per share of Common Stock, or (b) 80% of the average of the closing bid and asked price per share of Common Stock on the day prior to the conversion date.

         The Conversion Price is subject to adjustment in certain events, including (i) the payment of a dividend on any class of the Company's capital stock in shares of Common Stock or any other securities issued by the Company or any of its subsidiaries; (ii) subdivisions or combinations of the Common Stock;
(iii) the issuance to all holders of Common Stock of rights or warrants to subscribe for or purchase Common Stock or securities convertible into or exchangeable for Common Stock, for a consideration per share of Common Stock less than the current market price per share of the date of issuance of the securities.

         Registration Rights. At the request of a holder of shares of Class D Preferred Stock, the Company shall register for resale under the Securities Act of 1933, as amended ("Securities Act") any shares of Common Stock issued upon conversion of shares of the Class D Preferred Stock.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand on this 26th day of November, 1997.

                                                 /s/ Stuart Hettleman
                                                 Stuart Hettleman, President


Attest:


/s/ Hillel Tendler
Hillel Tendler, Assistant Secretary

                         [TO BE FILED FEBRUARY 3, 1998]

             CERTIFICATE OF DESIGNATIONS, PREFERENCES AND RIGHTS OF
                           CLASS E PREFERRED STOCK OF
                        AMERTRANZ WORLDWIDE HOLDING CORP.


         The undersigned, being the President of Amertranz Worldwide Holding Corp. (the "Company"), hereby certifies, pursuant to Section 151(g) of the General Corporation Law of Delaware, that the Board of Directors of the Corporation has duly adopted and approved the powers, designations, preferences and relative, participating optional or other rights of the shares of preferred stock, Ten Dollars ($10.00) par value per share, of the Corporation as follows:

         RESOLVED, that the following is hereby adopted and approved:

         (a) Designation and Amount. Two hundred fifty thousand (250,000) shares of the preferred stock authorized in the Certificate of Incorporation are to be designated as Class E Preferred Stock (the "Preferred Stock").

         (b) Par Value. The Shares of Preferred Stock shall have a par or stated value of Ten Dollars ($10.00) per share (the "Stated Value").

         (c) Dividends. Holders of Preferred Stock shall be entitled to receive out of legally available funds, dividends payable as follows:

                  (i) Semi-annual dividends (the "Semi-Annual Dividends") shall be payable as of each February 15 and September 30 of each year (the "Semi-Annual Distribution Dates"), commencing February 15, 1998, to holders of outstanding shares of Preferred Stock of record on such Semi-Annual Distribution Date. The Semi-Annual Dividends shall be payable solely from the Company's "Reported Net Profits" (as defined below), for the six (6) month period ending on June 30 or December 31 immediately preceding the Semi-Annual Distribution Date (the "Six Month Period"). As used herein, "Reported Net Profits" means the net income of the Company before amortization of goodwill for the applicable period as reported by the Company in its applicable financial statements filed on its Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as the case may be, filed with the United States Securities and Exchange Commission. The SemiAnnual Dividend on each outstanding share of Preferred Stock on each Semi-Annual Distribution Date shall be equal to the quotient obtained by dividing (a) twenty percent (20%) of the Reported Net Profits for the preceding Six Month Period, by (b) the number of issued shares of Preferred Stock including outstanding shares and shares which have been redeemed or otherwise acquired by the Company. In the event that in any Six Month Period the Company shall report a net loss, before amortization of goodwill (the "Net Loss"), the Net Loss shall be carried forward into succeeding Six Month Periods and shall be used to reduce the Reported Net Profits reported in succeeding Six Month Period(s).

                  (ii) In addition to the Semi-Annual Dividends, additional dividends (the "Additional Dividends") shall be payable as of February 15, 1998, September 30, 1998, February 15, 1999, and September 30, 1999
         (the "Additional Distribution Date"), to holders of outstanding shares of Preferred Stock of record on such Additional Distribution Date. The Additional Dividend on each outstanding share of Preferred Stock on each

         Additional Distribution Date shall be equal to the quotient obtained by dividing (a) the amount required to be paid by Target Airfreight, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Target"), to Amertranz Worldwide, Inc., a Delaware corporation and wholly-owned subsidiary of the Company ("Worldwide"), pursuant to the Customer Sale Agreement dated as of June 20, 1997, by and between Worldwide and Target, with respect to the Six Month Period immediately preceding the relevant Additional Distribution Date, by (b) the number of issued shares of Preferred Stock including outstanding shares and shares which have been redeemed or otherwise acquired by the Company.

                  (iii) In addition to the Semi-Annual Dividends and the Additional Dividends, special dividends (the "Special Dividends") shall be payable on outstanding shares of Preferred Stock from the net cash proceeds to the Company from the sale of any equity securities prior to mandatory conversion or redemption of the Preferred Stock, as follows:
         To the extent at least thirty percent (30%) of such net cash proceeds are not used to redeem shares of Preferred Stock (such amount not used to redeem shares of Preferred Stock being hereinafter referred to as the "Aggregate Special Dividend Proceeds"), a Special Dividend shall be paid on each outstanding share of Preferred Stock. The Special Dividend to be paid on each outstanding share of Preferred Stock shall be equal to the quotient obtained by dividing (a) the Aggregate Special Dividend Proceeds, by (b) the number of issued shares of Preferred Stock including outstanding shares and shares which have been redeemed or otherwise acquired by the Company. Any Special Dividend shall be payable on the tenth (10th) business day following the receipt by the Company of such net cash proceeds to holders of outstanding shares of Preferred Stock of record on such date.

         The cumulative amount of all Semi-Annual Dividends, Additional Dividends, and Special Dividends (collectively, "Dividends") to be paid on each share of Preferred Stock throughout the time such share is outstanding shall not exceed the Stated Value. Anything contained herein to the contrary notwithstanding, the aggregate amount of Dividends payable on any Semi-Annual Distribution Date or Additional Dividend Date, as the case may be, shall be reduced by the amount of all payments required to be made by the Company on such date pursuant to Paragraphs 4(A), 4(B) and 4(D) of the Extension and Composition Agreement dated as of November 7, 1997, by and among the Company, Worldwide, and certain general unsecured creditors of Worldwide, and any such reduction shall be applied pro rata among all outstanding shares of Preferred Stock. Anything contained herein to the contrary notwithstanding, no Dividends shall be paid if such payment would cause a default under, or violate the terms or conditions of, any agreement between the Company and one or more of its secured creditors. Any Dividends not paid as a result of any agreement between the Company and one or more of its secured creditors shall accrue and be paid when permitted.

         (d) Rank. With respect to the distribution of assets upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the shares of the Preferred Stock shall rank: (i) senior to the Company's common stock, par value $.01 per share (the "Common Stock"); (ii) junior to the Company's Class C 10% Convertible Preferred Stock and Class D Preferred Stock; and (iii) pari passu with any other class of capital stock or series of preferred stock now existing or established hereafter by the Board of Directors.

         (e) Voting. The holders of the Preferred Stock shall have no voting rights except as required by law. In exercising any voting rights, each outstanding share of the Preferred Stock shall be entitled to one vote.

         (f) Mandatory Conversion. All unredeemed shares of Preferred Stock shall be deemed canceled on the books and records of the Company and/or its Transfer Agent on December 1, 2004 (the "Conversion Date") with no further action on the part of any holder of shares of Preferred Stock. In exchange for such cancellation, each holder of shares of Preferred Stock shall receive, as soon as practicable after the Conversion Date, such number of shares of Common Stock equal to:

              (i) the product obtained by multiplying

                   (a) the number of shares of Preferred Stock held of record by such holder, by

                   (b) the Stated Value,

              divided by

              (ii) the greater of

                   (a) the closing market price of the Common Stock on the Conversion Date, as quoted on the market on which the shares are traded, or

                   (b) an amount equal to the sum of

                       (A) Three Dollars ($3.00), plus

                       (B) an amount equal to the product obtained by multiplying (1) Three Dollars ($3.00), by (2) a fraction, the numerator of which is the aggregate Dividends paid as on a share of Preferred Stock and the denominator of which is one and one-quarter (1.25).

If any conversion of Preferred Stock would result in a fractional share of Common Stock, such fractional share shall be disregarded and the number of shares of Common Stock issuable upon the conversion of the Preferred Stock shall be rounded to the nearest whole number of shares.

              (g)  Redemption.  Prior to mandatory  conversion,  as set forth in
Section 6 of this Certificate, the Company may redeem all or any portion of the outstanding shares of Preferred Stock, at any time, upon 15 days' written notice, for an amount in cash equal to the Stated Value for each share of Preferred Stock so redeemed.

              (h) Registration and Transfer. The Company shall maintain at its principal executive offices (or at the principal executive offices of its Transfer Agent or such other office or agency of the Company as it may designate) a stock register for the Preferred Stock in which the Company shall record the names and addresses of person in whose name the shares of Preferred Stock are issued, as well as the name and address of each transferee. Holders of share certificates for the Preferred Stock may present such certificates for transfer and exchange at such offices. Prior to due presentment for registration of transfer of any shares of Preferred Stock, the Company may deem and treat the person in whose name any shares of Preferred Stock are registered as the absolute owner of such shares of Preferred Stock and the Company shall not be affected by notice to the contrary. No service charge shall be made to a holder of Preferred Stock for any registration, transfer or exchange.

              (i) Transfer Without Securities Registration. The Company is not required to register any shares of Preferred Stock or any shares of Common Stock into which outstanding shares of Preferred Stock are convertible pursuant to the Securities Act of 1933, as amended (the "Securities Act"), or any applicable state securities or blue sky laws (the "State Acts"). If, at the time of the surrender of any share certificate in connection with any transfer or exchange of shares of Preferred Stock, such shares are not registered under the Securities Act and applicable State Acts, the Company may require, as a condition of allowing such transfer or exchange (i) that the holder or transferee, as the case may be, furnish to the Company a written opinion of counsel (which opinion and counsel shall be reasonably acceptable to the Company) to the effect that such transfer or exchange may be made without registration under the Securities Act and applicable State Acts, (ii) that the holder or transferee execute and deliver to the Company a letter in form and substance acceptable to the Company stating that the transferee is acquiring such shares for investment purposes only and not with a view towards distribution thereof and (iii) that the transferee is an "accredited investor" as defined in Rule 501(a) promulgated under the Securities Act; provided, however, that no such opinion, letter or status as an "accredited investor" shall be required in connection with a transfer pursuant to Rule 144 under the Securities Act (but such other customary documentation reasonably requested by the Company shall be required).

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand on this ____ of February, 1998.


                                                 /s/ Stuart Hettleman
                                                 Stuart Hettleman, President

ATTEST:


/s/ Philip J. Dubato
Philip J. Dubato, Secretary

                                  EXHIBIT 10.1

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                             1996 STOCK OPTION PLAN


         1. PURPOSE.

         The purpose of the 1996 Stock Option Plan of Amertranz Worldwide Holding Corp. (the "Plan") is to promote the financial interests of Amertranz Worldwide Holding Corp. (the "Company"), including its growth and performance, by encouraging directors, officers and employees of the Company and its subsidiaries to acquire an ownership position in the Company, enhancing the ability of the Company and its subsidiaries to attract and retain employees of outstanding ability, and providing employees with a way to acquire or increase their proprietary interest in the Company's success.

         2. SHARES SUBJECT TO THE PLAN.

         Subject to adjustment as provided in Section 13 hereof, up to 1,000,000 of shares of common stock, par value $.01 per share, of the Company (the "Shares") shall be available for the grant of options under the Plan. The Shares issued under the Plan may be authorized and unissued Shares or treasury Shares, as the Company may from time to time determine. The Company shall reserve and keep available such number of Shares as will satisfy the requirements of all outstanding options granted under the Plan.

         Shares subject to an option that expires unexercised, that is forfeited, terminated or canceled, in whole or in part, or is paid in cash in lieu of Shares, shall thereafter again be available for grant under the Plan, provided that if such option was granted to an officer or director subject to the provisions of Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act") who received benefits of ownership of such Shares for purposes of Section 16(b) of the Exchange Act, such Shares shall not thereafter be available for grant under the Plan to officers or directors except in accordance with the provisions of Section 16(b) of the Exchange Act.

         3. ADMINISTRATION.

         The Plan shall be administered by the Stock Option Committee (the "Committee") of the Board of Directors of the Company. A majority of the Committee shall constitute a quorum, and the acts of a majority shall be the acts of the Committee.

         Subject to the provisions of the Plan, the Committee shall (i) from time to time select directors, officers and employees of the Company and its subsidiaries who will participate in the Plan (the "Participants"), determine the type of options to be granted to Participants, determine the Shares subject to option, and (ii) have the authority to interpret the Plan, to establish, amend and rescind any rules and regulations relating to the Plan, determine the terms and provisions of any agreements entered into hereunder, and make all other determinations necessary or advisable for the administration of the Plan. The Committee may correct any defect, supply any omission or reconcile any inconsistency in the Plan or in any option in the manner and to the extent it shall deem desirable to carry it into effect. The determinations of the Committee in the administration of the Plan, as described herein, shall be final and conclusive.

         4. ELIGIBILITY.

         All directors, officers and employees of the Company and its subsidiaries, as determined by the Committee, are eligible to be Participants in the Plan, provided, however, that the President and Executive Vice President of the Company are eligible to participate in the Plan only to the extent set forth in Section 6 hereof.

         5. OPTIONS; EXERCISE PRICE.

         Options under the Plan may consist of either incentive stock options within the meaning of Section 422 of the Internal Revenue Code or non-qualified stock options.

         The Committee shall establish the option price at the time each stock option is granted; provided, however, that with respect to incentive stock options, the option exercise price shall not be less than 100% of the fair market value of the Shares on the date of grant, and, if the optionee, at the time the option is granted, owns Shares possessing more than 10% of the total voting power of stock of the Company, the option exercise price shall be 110% of the fair market value of the Shares on the date of grant.

         6. SENIOR EXECUTIVE GRANTS.

         The President and Executive Vice President of the Company are eligible to participate in the Plan only to the extent of the automatic grants as hereinafter provided. Each such officer has been granted an option ("Senior Executive Option") on June 3, 1996 (the "Effective Grant Date") to purchase 75,000 Shares. The exercise price of the Senior Executive Options is $6.00 per Share. The Senior Executive Option will vest over a period of two years, enabling each such officer to purchase:

         (i) 20,834 Shares at any time after the 90th day following the effectiveness of the Company's Registration Statement filed with the United States Securities and Exchange Commission, registration number 333-03613 (the "IPO Registration Statement") and an additional 16,666 Shares at any time after January 1, 1997 (collectively, the "First Tranche"), each such portion of the First Tranche being exercisable through the tenth anniversary of the effectiveness of the IPO Registration Statement;

         (ii) 18,750 Shares (the "Second Tranche") at any time after January 1, 1998 through the tenth anniversary of the effectiveness of the IPO Registration Statement, if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") for its fiscal year ending June 30, 1997 exceeds $500,000, provided, however, that if the Company's EBITDA for its fiscal year ended June 30, 1997 does not exceed $500,000 but its EBITDA for its fiscal year ended June 30, 1998 exceeds $750,000, the Second Tranche shall be exercisable commencing on the date the Company's EBITDA for its fiscal year ended June 30, 1998 has been determined; and

         (iii) 18,750 Shares at any time after January 1, 1999 through the tenth anniversary of the effectiveness of the IPO Registration Statement, if the Company's EBITDA for its fiscal year ending June 30, 1998 exceeds $750,000.

In the event the employment of either such officer is terminated in a manner which would entitle such officer to Severance Compensation as defined in and under the terms of such officer's employment agreement with the Company or due to the death or permanent disability of such officer (as defined in such employment agreement), the Senior Executive Option granted to such officer shall become immediately exercisable in full. In the event the employment of either such officer is voluntarily terminated by such officer, the Senior Executive Option granted to such officer shall remain exercisable to the extent it has vested. In the event the employment of either such officer is terminated in any other manner, the Senior Executive Option granted to such officer shall immediately terminate to the extent it has not then been exercised.

         Shares acquired upon the exercise of all or part of a Senior Executive Option may not be sold or otherwise disposed of by the optionee for a period of six months from and after the date the Senior Executive Option with respect to such Shares was exercised, except in the event of death of the optionee, in which event all vested Senior Executive Options will be exercisable and may be sold at any time after the date of death.

         The provisions of this Section 6 may not be amended or modified more than once every six months except as may be required to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Employee Retirement Income Security Act of 1974, as amended.

         7. EXERCISE OF OPTIONS.

         Except as herein provided, options shall be exercisable for such period as specified by the Committee. In no event may options be exercisable until at least six months following the date of grant. In no event may options be exercisable more than 10 years after their date of grant or, in the case of an incentive stock option granted to an optionee who, at the time the option is granted, owns stock possessing more than 10% of the total voting power of stock of the Company, more than five years after the date of grant.

         The option price of each Share as to which a stock option is exercised shall be paid in full at the time of such exercise. Such payment shall be made in cash, by tender of Shares owned by the Participant valued at fair market value as of the date of exercise and in such other consideration as the Committee deems appropriate, or by a combination of cash, Shares and such other consideration.

         To exercise the option, the optionee or his successor shall give written notice to the Company's Chief Financial Officer at the Company's principal office, setting forth the number of Shares being purchased and the date of exercise of the option, which date shall be at least five days after the giving of such notice unless otherwise agreed to by the Committee and the optionee. Such notice shall be accompanied by full payment of the option exercise price for Shares being purchased and a written statement that the Shares are purchased for investment and not with a view toward distribution. However, this statement shall not be required in the event the Shares subject to the option are registered with the Securities and Exchange Commission. If the option is exercised by the successor of the optionee, following his death, proof shall be submitted, satisfactory to the Committee, of the right of the successor to exercise the option.

         Shares issued pursuant to this Plan which have not been registered with the Securities and Exchange Commission shall be appropriately legended.

         No Shares shall be issued pursuant to the Plan until full payment for such Shares has been made. The optionee shall have no rights as a shareholder with respect to optioned Shares until the date of exercise of the option with respect to such Shares. No adjustment shall be made for dividends (ordinary or extraordinary, whether in cash, securities or other property) or distributions or other rights for which the record date is prior to such date of exercise, except as otherwise provided herein.

         The Company shall not be required to transfer or deliver any certificates for Shares purchased upon any exercise of any option until after compliance with all then applicable requirements of law. Any fraction of a Share required to satisfy such obligation shall be disregarded and the amount due shall instead be paid in cash to the Participant.

         8. OPTION AGREEMENTS.

         The granting of an option (except Senior Executive Options as described in Section 6 hereof) shall take place only when a written Option Agreement substantially in the form of Exhibit A hereto is executed by the Company and the optionee and delivered to the optionee. All options under this Plan (except Senior Executive Options) shall be evidenced by such written Option Agreement between the Company and the optionee. Such Option Agreement shall contain such further terms and conditions, not inconsistent with the foregoing, related to the grant or the time or times of exercise of options as the Committee shall prescribe.

         9. WITHHOLDING.

         The Company shall have the right to deduct from any payment to be made pursuant to the Plan, or to require prior to the issuance or delivery of any Shares or the payment of cash under the Plan, any taxes required by law to be withheld therefrom. The Committee, in its sole discretion, may permit a Participant to elect to satisfy such withholding obligation by having the Company retain the number of Shares the fair market value of which equals the amount required to be withheld.

         10. NONTRANSFERABILITY.

         No option shall be assignable or transferable, and no right or interest of any Participant shall be subject to any lien, obligation or liability of the Participant, except by will or the laws of descent and distribution.

         11. NO RIGHT TO EMPLOYMENT.

         No person shall have any claim or right to be granted an option, and the grant of an option shall not be construed as giving a Participant the right to be retained in the employ or as a director of the Company or its subsidiaries. Further, the Company and its subsidiaries expressly reserve the right at any time to dismiss a Participant free from any liability, or any claim under the Plan, except as provided herein or in any agreement entered into hereunder.

         12. TERMINATION OF RIGHTS; DEATH.

         All unexercised or unexpired options granted or awarded under this Plan will terminate, be forfeited and will lapse immediately if such Participant's employment or relationship with the Company and its subsidiaries is terminated for any reason, unless the Committee permits the exercise of such options for a period not to exceed 90 days after the date of such termination. If a Participant's employment or relationship with the Company is terminated by reason of his death, such Participant's personal representatives, estate or heirs (as the case may be) may exercise, subject to any restrictions imposed by the Committee at the time of the grant, any option which was exercisable by the Participant as of the date of his death for a period of 180 days after the date of the Participant's death.

         13. REGISTRATION.

         If the Company shall be advised by its counsel that any Shares deliverable upon any exercise of an option are required to be registered under the Securities Act of 1933, or that the consent of any other authority is required for the issuance of such Shares, the Company may effect registration or obtain such consent, and delivery of Shares by the Company may be deferred until registration is effected or such consent is obtained.

         14. ADJUSTMENT OF AND CHANGES IN SHARES.

         In the event of any change in the outstanding Shares by reason of any Share dividend or split, recapitalization, merger, consolidation, spinoff, combination or exchange of Shares or other corporate change, or any distributions to shareholders other than regular cash dividends, the Committee may make such substitution or adjustment, if any, as it deems to be equitable, as to the exercise price, number or kind of Shares or other securities issued or reserved for issuance pursuant to the Plan and to outstanding options.

         15. AMENDMENT.

         The Board of Directors may amend or terminate the Plan or any portion thereof at any time, provided that no amendment shall be made without shareholder approval if such approval is necessary in order for the Plan to continue to comply with Rule 16b-3 under the Exchange Act.

         16. COMPLIANCE WITH EXCHANGE ACT.

         With respect to persons subject to Section 16 of the Exchange Act, transactions under this Plan are intended to comply with all applicable conditions of Rule 16b-3 or its successors under the Exchange Act. To the extent any provision of the Plan or action by the Committee fails to comply, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Committee.

         17. EFFECTIVE DATE.

         The Plan has been adopted by the Board of Directors of the Company and, upon approval of the Shareholders of the Company, shall be effective as of June 3, 1996. Unless extended or earlier terminated by the Board of Directors, the Plan shall continue in effect until, and shall terminate on, the tenth anniversary of the effective date of the Plan. Unless so extended, no additional options may be granted on or after the tenth anniversary of the effective date of the Plan.



As amended effective December 15, 1997.

                                                                       EXHIBIT A

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                             1996 STOCK OPTION PLAN
                             STOCK OPTION AGREEMENT

         THIS STOCK OPTION AGREEMENT is made this ________________, 199__, by and between AMERTRANZ WORLDWIDE HOLDING CORP., a Delaware corporation (the "Company"), and _____________________________ (the "Optionee).

         WHEREAS, the Board of Directors of the Company considers it desirable and in the Company's interest that the Optionee be given an opportunity to purchase its shares of common stock, par value $.01 per share (the "Shares"), pursuant to the terms and conditions of the Company's 1996 Stock Option Plan (the "Plan") to provide an incentive for the Optionee and to promote the interests of the Company.

         NOW, THEREFORE, it is agreed as follows:

         1. Incorporation of the Terms of the Plan. This Stock Option Agreement is subject to all of the terms and conditions of the Plan, and the terms of the Plan are hereby incorporated herein by reference and made a part hereof.

         2. Grant of Option. The Company hereby grants to Optionee an option to purchase from the Company ________ Shares ("Option Shares") at the exercise price per Share set forth below. Subject to earlier expiration or termination of the option granted hereunder, this option shall expire on the 10th anniversary of the date hereof.

         3. Period of Exercise of Option. The Optionee shall be entitled to exercise the option granted hereunder to purchase Option Shares as follows:

  Exercise Date             No. of Shares              Exercise Price Per Share





in each case, together with the number of Option Shares which Optionee was theretofore entitled to purchase.

         4. Additional Exercise Periods. In the event of the death of the Optionee, or if the Optionee's employment or relationship with the Company or its subsidiaries is terminated for any reason, the option granted hereunder may be exercised as set forth in the Plan.

         5. Method of Exercise. In order to exercise the options granted hereunder, Optionee must give written notice to the Chief Financial Officer of the Company at the Company's principal place of business, substantially in the form of Exhibit A hereto, accompanied by full payment of the exercise price for the Option Shares being purchased, in accordance with the terms and provisions of the Plan.

         6. Manner of Payment. An Optionee may pay the option price for Shares purchased upon exercise of the option as set forth in the Plan.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be executed under seal, intending this to be a sealed instrument, as of the date first above written.

ATTEST:                                     AMERTRANZ WORLDWIDE HOLDING CORP.


______________________________              By:___________________________(SEAL)

WITNESS:                                    OPTIONEE:


______________________________              ______________________________(SEAL)

C63580.198

                                                                       EXHIBIT A


                                            Date:_____________________


TO THE CHIEF FINANCIAL OFFICER
AMERTRANZ WORLDWIDE HOLDING CORP.

         Reference is made to the Stock Option Agreement entered into between me and Amertranz Worldwide Holding Corp. (the "Company"), dated _________, _____ (the "Option Agreement").

         I hereby exercise my option to purchase _____ shares of the Company's Common Stock, par value $.01 per share (the "Shares") in accordance with the terms of the Option Agreement. The date on which this exercise is effective is the date this notice is received by the Company.

         In full payment for such exercise, please find enclosed

         |_|   check in the amount of $____________

         |_|   Shares having a fair market value of $__________

         |_| other consideration approved by the Company's Stock Option Committee consisting of ____________________

         |_|   a combination of the above.

         I authorize the Company to withhold a number of Shares equal to any withholding obligation applicable to me.

         If the Shares to be issued to me by reason of my option exercise are not registered under the Securities Act of 1933 (the "Act") and applicable state securities laws (the "State Acts"), this confirms my understanding with respect to such Shares, as follows:

         (a) I am acquiring the Shares for my own account for investment with no present intention of dividing my interest with others or of reselling or otherwise disposing of any of the Shares.

         (b) The Shares are being issued without registration under the Act and the State Acts in reliance by the Company upon exemptions therefrom. Such reliance is based in part on the above representation.

         (c) Since the Shares  have not been  registered  under the Act or State
Acts, they must be held indefinitely until exemptions from the registration requirements of the Act and State

Acts are available or the Shares are subsequently registered, in which event the representation in Paragraph (a) hereof shall terminate. The Company is not obligated to comply with the registration requirements of the Act or the State Acts or with the requirements for an exemption thereunder for my benefit.

                                            Very truly yours,


                                            -----------------------------------

                                            -----------------------------------
                                            Print Name