Form 10-Q
period 1998-03-31
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1998-05-08
CIK 1009480

================================================================================





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1998

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 001-14474
                        --------------------------------



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

At May 8, 1998, the number of shares outstanding of the registrant's common stock was 8,419,094.



================================================================================

================================================================================



                                TABLE OF CONTENTS




Part I - Financial Information                                              Page

      Item 1.           Financial Statements:

                        Consolidated Balance Sheets,
                        March 31, 1998 and June 30, 1997                       3

                        Consolidated Statements of Operations
                        for the Three and Nine Months Ended
                        March 31, 1998 and 1997                                4

                        Consolidated Statements of Shareholders'
                        Deficit for the Year Ended June 30, 1997 and
                        the Nine Months Ended March 31, 1998                   5

                        Consolidated Statements of Cash Flows
                        for the Nine Months Ended March 31,
                        1998 and 1997.                                         6

                        Notes to Unaudited Consolidated Financial
                        Statements                                             8

      Item 2.           Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                            10


Part II - Other Information

      Item 6.           Exhibits and Reports on Form 8-K                      13
      -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 1998                June 30, 1997
                                                                    --------------                -------------
                                    ASSETS                            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                             $    406,872                $  1,382,243
Accounts receivable, net of allowance for doubtful
  accounts of $622,980 and $782,607, respectively                       16,382,301                  12,490,694
Prepaid expenses and other current assets                                  665,667                     743,569
                                                                      ------------                ------------
         Total current assets                                           17,454,840                  14,616,506
PROPERTY AND EQUIPMENT, net                                                925,488                     734,900
OTHER ASSETS                                                                94,080                     223,768
GOODWILL, net of accumulated amortization of
  $1,156,357 and $709,091, respectively                                 13,798,667                  14,245,932
                                                                      ------------                ------------
         Total assets                                                 $ 32,273,075                $ 29,821,106
                                                                      ============                ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                      $  7,446,348                $  8,131,715
Accrued expenses                                                         2,436,133                   2,364,219
Accrued transportation expenses                                          5,382,448                   3,303,366
Reserve for restructuring                                                1,306,059                   2,681,956
Note payable to bank                                                     6,346,095                   6,467,558
Note payable to affiliate                                                  500,754                     500,754
Notes payable to creditors                                                  53,835                       -----
Current portion of long-term debt due to affiliate                       3,046,867                   3,633,273
Current portion of long-term debt                                           50,000                      50,000
Dividends payable                                                           58,437                      12,875
Lease obligation-current portion                                            12,063                      12,063
                                                                      ------------                ------------
         Total current liabilities                                      26,639,039                  27,157,779
LONG-TERM DEBT DUE TO AFFILIATE                                          4,000,000                   4,000,000
LONG TERM DEBT                                                              50,000                      87,500
LEASE OBLIGATION--LONG-TERM                                                  6,251                       6,251
                                                                      ------------                ------------
         Total liabilities                                            $ 30,695,290                $ 31,251,530
                                                                      ------------                ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
Preferred Stock, $10 par value; 2,500,000 shares authorized,
 610,546 and 498,000 shares issued and outstanding respectively          6,105,460                   4,980,000
Common stock, $.01 par value; 15,000,000 shares authorized,
 8,419,094 and 6,826,504 shares issued and outstanding,
  respectively                                                              84,190                      68,265
Paid-in capital                                                         22,496,331                  20,972,256
Accumulated deficit                                                    (27,096,946)                (27,439,695)
Less:  Treasury stock, 106,304 shares held at cost                         (11,250)                    (11,250)
                                                                      ------------                ------------
         Total stockholders' equity (deficit)                            1,577,785                  (1,430,424)
                                                                      ------------                ------------
         Total liabilities and stockholders' equity (deficit)         $ 32,273,075                $ 29,821,106
                                                                      ============                ============


                  The   accompanying   notes  are  an  integral   part  of  this
consolidated balance sheet.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                            Three Months Ended March 31,           Nine Months Ended  March 31,
                                                1998             1997                  1998             1997

Operating revenue                           $23,825,874       $18,546,423          $74,000,028      $53,266,287
Cost of transportation                       18,785,521        13,515,324           57,829,361       39,807,691
                                           ------------      ------------         ------------     ------------

Gross profit                                  5,040,353         5,031,099           16,170,667       13,458,596

Selling, general and
  administrative expenses                     4,556,100         5,673,847           14,529,621       16,361,301

Operating income (loss)                         484,253          (642,748)           1,641,046       (2,902,705)
Interest (expense)                             (329,160)         (307,117)          (1,066,256)      (1,089,254)
Other (expense) income, net                     (20,282)           (7,170)             168,783           75,313
                                           ------------      ------------         ------------     ------------

Income (loss) before income taxes               134,811          (957,035)             743,573       (3,916,646)
Provision for income taxes                       30,000            11,817               95,000           11,817
                                           ------------      ------------         ------------     ------------

Net income (loss)                          $    104,811      $   (968,852)        $    648,573     $ (3,928,463)
                                           ============      ============         ============     =============

Net income (loss) per share:
   Basic                                   $       0.00      $      (0.16)        $       0.05     $      (0.67)
                                           ============      ============         ============     ============
   Diluted(1)                              $       0.00      $          -         $       0.03     $          -
                                           ============      ============         ============     ============

Weighted average shares
  outstanding:
    Basic                                     8,371,663         5,926,504            7,793,813        5,901,322
                                           ============      ============         ============     ============
    Diluted(1)                               15,109,576                 -           13,212,070                -
                                           ============      ============         ============     ============



(1) Diluted loss per share in 1997 was anti-dilutive.

















                    The  accompanying   notes  are  an  integral  part  of  this
consolidated statement.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    FOR THE YEAR ENDED JUNE 30, 1997 AND THE
                  NINE MONTHS ENDED MARCH 31, 1998 (UNAUDITED)

                                                                          Additional
                                    Preferred Stock       Common Stock      Paid-in      Treasury Stock    Accumulated
                                    Shares   Amount     Shares    Amount    Capital      Shares   Amount    (Deficit)       Total

Balance, June 30, 1996                  -          -  3,626,504  $36,265  $8,567,675    106,304($11,250)($16,341,341)   ($7,748,651)

Common stock issued in
  connection with the IPO               -          -  2,300,000  $23,000 $11,013,288          -       -            -    $11,036,288

Preferred stock issued in
  exchange for a principal
  reduction in the Exchange Note  200,000  2,000,000          -        -           -          -       -            -      2,000,000

Common stock issued in connection
  with the acquisition of Target        -          -    900,000    9,000   1,014,750          -       -            -      1,023,750

Acquisition of Consolidated        20,000    200,000          -        -     371,000          -       -            -        571,000

Stock Options exercised                 -          -          -        -       5,543          -       -            -          5,543

Preferred stock issued in
  connection with the Private
  Placement                       257,500  2,575,000          -        -           -          -       -     (372,145)     2,202,855

Cash dividends associated with the
  Class C Preferred stock               -          -          -        -           -          -       -      (12,875)       (12,875)

Preferred Stock dividends associated
  with the Class A Preferred stock 20,500    205,000          -        -           -          -       -     (205,000)             -

Net loss                                -          -          -        -           -          -       -  (10,508,334)   (10,508,334)
                                   ------  ---------   --------   ------   ---------     -------  ------   -----------   -----------

Balance, June 30, 1997            498,000 $4,980,000  6,826,504  $68,265 $20,972,256    106,304($11,250)($27,439,695)   ($1,430,424)

Additional costs associated with
  the Private Placement                 -          -          -        -           -          -       -      (34,908)       (34,908)

Common stock issued in connection
  with the conversion of Class A
  Preferred Stock                (110,250)(1,102,500) 1,102,500   11,025   1,091,475          -       -            -              0

Stock options exercised                 -          -     52,590      525        (525)         -       -            -              0

Preferred stock issued for repayment
  of secured long-term debt of
  Amertranz Worldwide, Inc.       100,000  1,000,000          -        -           -          -       -            -      1,000,000

Preferred stock issued for the purchase
  of $1,581,800 of trade debt of
  Amertranz Worldwide, Inc.       158,180  1,581,800          -        -           -          -       -            -      1,581,800

Common stock issued in connection
  with the conversion of Class B
  Preferred Stock                 (20,000)  (200,000)   200,000    2,000     198,000          -       -            -              0

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                 (23,750)  (237,500)   237,500    2,375     235,125          -       -            -              0

Preferred stock dividends associated
with the Class A Preferred Stock    6,887     68,870                                                         (68,870)             0

Preferred Stock dividends associated
with the Class B Preferred Stock    1,479     14,790                                                         (14,790)             0

Cash dividends associated with the
Class C Preferred Stock                 -          -          -        -           -          -       -     (187,256)      (187,256)

Net Profit                              -          -          -        -           -          -       -      648,573        648,573
                                   ------  ---------   --------   ------   ---------     -------  ------   ----------    ----------

Balance, March 31, 1998(unaudited)610,546 $6,105,460  8,419,094  $84,190 $22,496,331    106,304($11,250)($27,096,946)    $1,577,785
                                   ======= ========== =========  ======= ===========     =============== ============    ==========


                     The accompanying notes are an integral part of this consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Nine Months Ended March 31,
                                                                                    1998               1997
                                                                                    ----               ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                              $    648,573       $(3,928,463)
Bad debt expense                                                                   (159,627)           61,580
Depreciation and amortization                                                       660,671           636,139
Decrease in debt issuance costs                                                           -           103,466
Adjustments to reconcile net income to net cash used in operating activities-
   Increase in accounts receivable                                               (3,731,978)       (2,528,379)
   Decrease (increase) in prepaid expenses and other current assets                  77,902          (396,901)
   Decrease in other assets                                                         129,688            32,608
   Increase (decrease) in accounts payable and accrued expenses                   1,712,490          (612,152)
                                                                               ------------       -----------
         Net cash used in operating activities                                     (662,281)       (6,632,102)
                                                                               ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (403,994)         (395,668)
Acquisition of Consolidated Air Services, net of cash acquired                            -           105,602
                                                                               ------------       -----------
         Net cash used in investing activities                                     (403,994)         (290,066)
                                                                               ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from initial public offering - net of costs                                      -        12,304,696
Issuance of common stock                                                                  -            23,000
Additional costs relating to the Private Placement                                  (34,908)                -
Dividends paid                                                                     (128,819)                -
Net (repayment) borrowings from note payable to bank                               (121,463)        4,125,038
Proceeds (repayment) of short-term debt                                             413,594        (4,444,393)
Repayment of long-term debt                                                         (37,500)       (1,666,670)
Repayment of revolving loan due to affiliate                                              -        (3,454,407)
Payment of lease obligations                                                              -           (15,560)
                                                                               ------------       ------------
Net cash provided by financing activities:                                           90,904         6,871,704
                                                                               ------------       -----------

         Net (decrease) increase in cash and cash equivalents                     ($975,371)         ($50,464)

CASH AND CASH EQUIVALENTS, beginning of the period                                1,382,243           377,490
                                                                               ------------       -----------

CASH AND CASH EQUIVALENTS, end of the period                                   $    406,872       $   327,026
                                                                               ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                            648,629           268,745
Income taxes                                                                        136,937            34,759












                    The  accompanying   notes  are  an  integral  part  of  this
consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

                                                                                  Nine Months Ended March 31,
                                                                                     1998              1997
                                                                                     ----              ----
TIA, Inc. conversion of 110,250 Class A Preferred Shares                         $(1,102,500)               -
Issuance of Common Stock for TIA, Inc. conversion of
   110,250 Class A Preferred Shares                                              $     11,025               -
Issuance of Common Stock for Stock Options exercised                             $        334               -
Issuance of 100,000 Class D Preferred Stock for repayment
  of secured long-term debt of Amertranz Worldwide, Inc.                         $  1,000,000               -
Issuance of 158,180 Class E Preferred Stock for the purchase
  of $1,581,800 of trade debt of Amertranz Worldwide, Inc.                       $  1,581,800               -
Conversion of 20,000 Class B Preferred Shares                                    $   (200,000)              -
Issuance of Common Stock for conversion of 20,000
  of Class B Preferred Shares                                                           2,000               -
Conversion of 23,750 Class C Preferred Shares                                    $   (237,500)              -
Issuance of Common Stock for conversion of 23,750
  Class C Preferred Shares                                                       $      2,375               -
Issuance of Preferred Stock as partial repayment of long-term debt                          -      $2,000,000
Issuance of Preferred Stock for the acquisition of Consolidated Air
  Services ("Consolidated")                                                                 -      $  200,000
Issuance of Note payable to Consolidated Stockholders                                       -      $  150,000


         On October 10, 1996, Consolidated merged with and into the Company pursuant to the terms of a merger agreement dated as of September 30, 1996. In conjunction with the acquisition, the resulting goodwill is as follows:

         Net assets assumed                                                                 -     $  (121,539)
         Purchase Price                                                                     -     $   786,428
                                                                                 ------------     -----------
         Goodwill                                                                           -     $   664,889
                                                                                 ------------     -----------





                    The  accompanying   notes  are  an  integral  part  of  this
consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 1998 and their consolidated results of operations and cash flows for the three and nine months ended March 31, 1998 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Amertranz Worldwide Holding Corp. (the "Company") Form 10-K for the year ended June 30, 1997.

Note 2 - Earnings Per Share

For the periods ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". In accordance with the requirements of SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings after deducting preferred stock dividend requirements, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluding any potential dilution. Net earnings per common share amounts - assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No.
128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and nine months ended March 31, 1998 is as follows:

                                                Three Months Ended                        Nine Months Ended
                                                  March 31, 1998                           March  31, 1998
                                        ----------------------------------      --------------------------
                                           Income       Shares     Per Share       Income       Shares    Per Share
                                        (Numerator) (Denominator)   Amounts     (Numerator) (Denominator)  Amounts

Net earnings                            $104,811                                $648,573
Preferred stock dividends               (142,098)                               (270,917)
                                        --------                                --------
BASIC EPS
Net earnings attributable to common
  stock                                 ($37,287)    8,371,663      $0.00       $377,656     7,793,813    $0.05
                                                                    =====                                 =====

EFFECT OF DILUTIVE SECURITIES
Convertible Preferred Stock                          6,556,104                               5,223,818
Stock options                                          181,809                                 194,439
Stock warrants                                               0                                       0
                                                       -------                                 -------

DILUTED EPS
Net earnings attributable to common
stock and assumed preferred
conversions and option exercises        ($37,287)   15,109,576      $0.00       $377,656    13,212,070     $0.03
                                        =========   ==========      =====       ========    ==========     =====



                                        8

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS




                                                Three Months Ended                        Nine Months Ended
                                                  March 31, 1997                           March  31, 1997
                                        ----------------------------------      --------------------------
                                           Income       Shares     Per Share       Income       Shares    Per Share
                                        (Numerator) (Denominator)   Amounts     (Numerator) (Denominator)  Amounts

Net loss                                ($968,852)                              ($3,928,463)
Preferred stock dividends                       0                                         0
                                        ----------                               -----------
BASIC EPS
Net loss attributable to common stock   ($968,852)    5,926,504     ($0.16)     ($3,928,463) 5,901,322     ($0.67)
                                        ==========    =========     =======     ============ =========     =======

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

RESULTS OF OPERATIONS

         The following discussion relates to the combined results of operation of the Company for the three and nine month periods ended March 31, 1998, compared to results of operation for the three and nine month periods ended March 31, 1997.

Three Months ended March 31, 1998 and 1997

         Operating Revenue. Operating revenue increased to $23.8 million for the three months ended March 31, 1998 from $18.5 million for the three months ended March 31, 1997, a 28.5% increase. Of this increase, 56.4% resulted from growth in the Company's Caribbean Air Services, Inc. ("CAS") subsidiary and the balance was due to the operations of the Company's Target Airfreight, Inc. ("Target") subsidiary which the Company acquired in May 1997.

         Cost of Transportation. Cost of transportation was 78.8% of operating revenue for the three months ended March 31, 1998, and 72.9% of operating revenue for the three months ended March 31, 1997. This increase is due to (i) the February 2, 1998 start up of a new service between Indianapolis and Aquadilla, Puerto Rico by the Company's CAS subsidiary, (ii) the Company's Target subsidiary's international freight forwarding services, which historically reflect a higher cost of transportation as a percentage of sales, and (iii) the Company's Target subsidiary's agency network which (a) reflects a higher cost of transportation as a result of the expensing of commissions earned by the agent as a reduction to transportation cost (while the Amertranz subsidiary reflected this cost as an increase to selling, general and administrative expenses), and (b) is significantly larger than the Amertranz agency network.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the three months ended March 31, 1998 decreased to 21.2% of operating revenue from 27.1% of operating revenue for the three months ended March 31, 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 19.1% of operating revenue for the three months ended March 31, 1998, and 30.6% of operating revenue for the three months ended March 31, 1997. This decrease was primarily due to (i) the closing of the Company's Amertranz Worldwide, Inc. ("Amertranz") subsidiary on June 23, 1997 (while the Amertranz subsidiary was included for the period January 1, 1997 through March 31, 1997); and (ii) the historically lower selling, general and administrative expenses as a percentage of sales of the Company's Target subsidiary (acquired in May 1997), and the inclusion of those results in the Company's consolidated results of operations for the March 31, 1998 fiscal quarter.

          Net Income. The Company realized net income of $104,811 for the three months ended March 31, 1998, compared to a net loss of ($968,852) for the three months ended March 31, 1997. This increase was due to the increased operating revenue from growth in the Company's CAS subsidiary, the operations of the Company's Target subsidiary and the decrease in expenses as a result of the closing of the Company's Amertranz subsidiary.

Nine Months ended March 31, 1998 and 1997

         Operating Revenue. Operating revenue increased to $74.0 million for the nine months ended March 31, 1998 from $53.3 million for the nine months ended March 31, 1997, a 38.9% increase. Of this increase, 46.1% resulted from growth in the Company's CAS subsidiary and the balance was due to the operations of the Company's Target subsidiary which the Company acquired in May 1997.

         Cost of Transportation. Cost of transportation was 78.1% of operating revenue for the nine months ended March 31, 1998, and 74.7% of operating revenue for the nine months ended March 31, 1997. This increase is due to (i) the February 2, 1998 start up of a new service between Indianapolis and Aquadilla, Puerto Rico by the Company's CAS subsidiary, (ii) the Company's Target subsidiary's international freight forwarding services, which historically reflect a higher cost of transportation as a percentage of sales, and (iii) the Company's Target subsidiary's agency network which (a) reflects a higher cost of transportation as a result of the expensing of commissions earned by the agent as a reduction to transportation cost (while the Amertranz subsidiary reflected this cost as an increase to selling, general and administrative expenses), and
(b) is significantly larger than the Amertranz agency network.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the nine months ended March 31, 1998 decreased to 21.9% of operating revenue from 25.3% of operating revenue for the nine months ended March 31, 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 19.6% of operating revenue for the nine months ended March 31, 1998, and 30.7% of operating revenue for the nine months ended March 31, 1997. This decrease was primarily due to (i) the closing of the Company's Amertranz subsidiary prior to the beginning of the nine months ended March 31, 1998 (while the Amertranz subsidiary was included for the period July 1, 1996 through March 31, 1997); and (ii) the historically lower selling, general and administrative expenses as a percentage of sales of the Company's Target subsidiary (acquired in May 1997), and the inclusion of those results in the Company's consolidated results of operations for the nine months ended March 31, 1998.

         Net Income. The Company realized net income of $648,573 for the nine months ended March 31, 1998, compared to a net loss of ($3,928,463) for the nine months ended March 31, 1997. This increase was due to the increased operating revenue from growth in the Company's CAS subsidiary, the operations of the Company's Target subsidiary, the decrease in expenses as a result of the closing of the Company's Amertranz subsidiary, and $187,129 of debt cancellation income (see "Liquidity and Capital Resources", below).

LIQUIDITY AND CAPITAL RESOURCES

         General. During the nine months ended March 31, 1998, net cash used by operating activities was $662,000. Cash used in investing activities was $404,000, which primarily consisted of capital expenditures. Cash provided by financing activities was $91,000, which primarily consisted of the non-payment of interest on the short term debt due to affiliate.

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

         Currently, approximately $2.0 million of the Company's outstanding accounts payable represent unsecured trade payables of the Company's closed Amertranz subsidiary. In addition, $3.5 million of the Company's current liabilities represent obligations which, by their terms, are subordinated to the Company's revolving credit obligations under its accounts receivable financing facility.

          Capital expenditures. Capital expenditures for the nine months ended March 31, 1998 were $403,994.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations and the Company's accounts receivable financing facility. As of March 31, 1998, the Company had $1,559,000 available under its accounts receivable financing facility, and approximately $407,000 from operations. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, changes in law which affect doing business in Puerto Rico, and competition, none of which can be predicted with certainty. To the extent the Company's long term working capital needs are not met from these sources, additional financing will be necessary.

          * Management's Plans. During prior fiscal years, the Company incurred significant losses, primarily attributed to the Company's Amertranz subsidiary's operations. The Company closed the Amertranz subsidiary prior to the end of its June 30, 1997 fiscal year. As part of the closing of the Amertranz subsidiary, its business was combined with the Company's Target subsidiary. To date, Target has successfully integrated many of the customers of the Amertranz subsidiary into Target's operations. Management believes that the Company's results of operations for the nine months ended March 31, 1998 indicate that the closing of the Amertranz subsidiary while retaining many of its customers has contained the significant losses which the Company had incurred during the previous fiscal years. Furthermore, the Company's negotiations with the creditors of the Amertranz subsidiary have resulted, to date, in an aggregate $2.8 reduction in the Company's indebtedness on a consolidated basis.

         * Results of the Company's operations for the nine months ended March 31, 1998 indicate that: (i) the closing of the Amertranz subsidiary is having a significant positive impact on operating results; (ii) many customers of the Amertranz subsidiary have been retained and are being successfully integrated into the operations of the Target subsidiary; and (iii) the operations of the Company's CAS subsidiary continue to be profitable. There can be no assurance that management's actions outlined above to stem the Company's losses and return to profitability will continue to be successful.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits:

Exhibit No.
--------------
     3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 001-14474)
     3.2  By-Laws of Registrant, as amended
     4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
     4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
     4.3 Agreement of Merger, dated as of April 17, 1997, by and between the Registrant, Target International Services, Inc. (name subsequently changed to Target Airfreight, Inc.), Target Air Freight, Inc., and Christopher A. Coppersmith (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
     4.4 Agency Agreement, dated May 8, 1997, by and between the Registrant and GKN Securities Corp. with respect to the Registrant's June 13, 1997 Private Placement (incorporated by reference to Exhibit 4.5 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
     4.5 Form of Subscription Agreement, dated June 13, 1997, with respect to the Registrant's June 13, 1997 Private Placement (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-3, Registration No. 333-30351)
     4.6 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
     4.7 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
     4.8 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
     4.9 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
     4.10 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
     4.11 Form of  Underwriter's  Purchase Option  (incorporated by reference to
          Exhibit 4.4 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
     10.1 1996 Stock  Option  Plan,  as amended  (incorporated  by  reference to
          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 001-14474)
     10.2 Accounts Receivable Management and Security Agreement, dated January 16, 1997 by and between BNY Financial Corp., as Lender, and Amertranz Worldwide, Inc., Caribbean Air Services, Inc., and Consolidated Air Services, Inc., as Borrowers, and guaranteed by Amertranz Worldwide Holding Corp. ("BNY Facility Agreement") (incorporated by reference to
          Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
     10.3 Letter Amendment to BNY Facility Agreement, dated April 16, 1997 ("BNY Letter Amendment") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
     10.4 Shadow Warrant entered into in connection with the BNY Letter Amendment (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 001-14474)
     10.5 Letter Amendment to BNY Facility Agreement, dated September 25, 1997 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the Fiscal year Ended June 30, 1997, File No. 001-14474)

     10.6 Loan and Security Agreement dated October 25,1995 between Amertranz Worldwide, Inc. and TIA, Inc., as amended January 24, 1996, assigned by TIA, Inc. to the Registrant (incorporated by reference to Exhibit
          10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

     10.7 Form of Amended and Restated Promissory Note of Amertranz Worldwide, Inc. payable to TIA, Inc. in principal amount of $800,000, assigned by TIA, Inc. to the Registrant (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

     10.8 Revolving Credit Promissory Note dated February 7, 1996 of Caribbean Air Services, Inc. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $4,000,000 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

     10.9 Promissory Note dated February 7, 1996 of Amertranz Worldwide Holding Corp. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $10,000,000 (incorporated by reference to Exhibit
          10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

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

    10.12 Cargo Aircraft Charter Agreement dated February 28, 1994 between TIA, Inc. and Florida West Airlines, Inc., as amended and assigned November 29, 1995 (incorporated by reference to Exhibit 10.15 to the
          Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

    10.13 Lease Agreement dated March 31, 1994 between The Equitable Life Assurance Society of the U.S. and Integrity Logistics, Inc. for the premises at 2001 Marcus Avenue, Lake Success, New York (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1, Registration No. 333- 03613)

    10.14 Lease Agreement dated August 7, 1990 between S Partners and Caribbean Freight System, Inc. for the premises at 7001 Cessna Drive,
          Greensboro, North Carolina, as amended and extended April 9, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

    10.15 Lease Agreement for Los Angeles Facility (incorporated by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Fiscal year Ended June 30, 1997, File No. 001-14474)

     27   Financial Data Schedule

     (b)  Reports on Form 8-K:

                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 8, 1998                   AMERTRANZ WORLDWIDE HOLDING CORP.
                                                                Registrant


                                             /s/  Stuart Hettleman
                                             ---------------------
                                     President, Chief Executive Officer



                                             /s/  Philip J. Dubato
                                             ---------------------
                                     Vice President, Chief Financial Officer


C73401.198

                                   EXHIBIT 3.2

                                     BY-LAWS
                                       OF
                        AMERTRANZ WORLDWIDE HOLDING CORP.

                       (AS AMENDED THROUGH APRIL 21, 1998)

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

          SECTION 7. COMMITTEES. - The Board of Directors may, by resolution or resolutions passed by a majority of the whole board, designate one or more committees, each committee to consist of two or more of the directors of the corporation. The board may designate one or more directors as alternate members of any committee, who may replace any absent or disqualified member at any meeting of the committee. In the absence or disqualification of any member or such committee or committees, the member or members thereof present at any such meeting and not disqualified from voting, whether or not he or they constitute a quorum, may unanimously appoint another member of the Board of Directors to act at the meeting in the place of any such absent or disqualified member.

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


                                   ARTICLE VII
                                 INDEMNIFICATION


          SECTION 1. INDEMNIFICATION. - The corporation shall indemnify, to the full extent that it shall have power under applicable law to do so and in a manner permitted by such law, any person made or threatened to be made a party to any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative (hereinafter, a "Proceeding"), by reason of the fact that such person is or was a director or officer of the corporation,or is or was serving at the request of corporation as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. The corporation may indemnify, to the full extent that it shall have power under applicable law to do so and in a manner permitted by such law, any person made or threatened to be made party to any Proceeding, by reason of the fact that such person is or was an employee or agent of the corporation, or is or was serving at the request of the corporation as an employee or agent of another corporation, partnership, joint venture, trust, or other enterprise.

          SECTION 2. ADVANCEMENT OF EXPENSES. - With respect to any person made or threatened to be made a party to any threatened, pending, or completed Proceeding, by reason of the fact that such person is or was a director or officer of the corporation, the corporation shall pay the expenses (including attorneys' fees) incurred by such person in defending any such Proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that the payment of expenses (including attorneys' fees) incurred by such person in advance of the final disposition of such Proceeding shall be made only upon receipt of an undertaking (hereinafter an "undertaking") by such person to repay all amounts advanced if it shall ultimately be determined by final judicial decision from which there is no further right to appeal (hereinafter a "final adjudication") that such person is not entitled to be indemnified for such expenses under this Article VII or otherwise; and further provided that with respect to a Proceeding initiated against the corporation by a director or officer of the corporation (including a person serving at the request of the corporation as a director or officer shall be entitled under this Section to the payment of expenses (including attorneys' fees) incurred by such person in defending any counterclaim, cross-claim, affirmative defense, or like claim of the corporation in connection with such Proceeding in advance of the final disposition of such proceeding only if such proceeding was authorized by the Board of Directors of the corporation. With respect to any person made or threatened to be made a party to any Proceeding, by reason of the fact that such person is or was an employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise, the corporation may, in its discretion and upon such terms and conditions, if any, as the corporation deems appropriate, pay the expense (including attorneys' fees) incurred by such person in defending any such Proceeding in advance of its final disposition.

          SECTION 3. CLAIMS. - With respect to any person made or threatened to be made a party to any Proceeding, by reason of the fact that such person is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise, the rights to indemnification and to the advancement of expenses conferred in Sections 1 and 2 of this Article VII shall be contract rights. If a claim under Section 1 or 2 of this Article VII with respect to such rights is not paid in full by the corporation within sixty days after a written demand has been received by the corporation, except in the case of a claim for an advancement of expenses by an officer or director of the corporation, in which case the applicable period shall be twenty days, the person seeking to enforce a right to indemnification or an advancement of expenses hereunder may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim. If successful in whole or in part in any such suit, or in a suit brought by the corporation to recover an advancement of expenses hereunder may at any time thereafter bring suit against the corporation to recover the unpaid amount of the claim. if successful in whole or in part in any such suit, or in a suit brought by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the person seeking to enforce a right to indemnification or an advancement of expenses hereunder or the person from whom the corporation seeks to recover an advancement of expenses shall also be entitled to be paid the expenses (including attorneys' fees) of prosecuting or defending such suit. In any suit brought by a person seeking to enforce a right to indemnification hereunder (but not in a suit brought by a person seeking to enforce a right to an advancement of expenses hereunder) it shall be a defense that the person seeking to enforce a right to indemnification has not met any applicable standard for indemnification under applicable law. In any suit brought by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, the corporation shall be entitled to recover such expenses upon a final adjudication that the person from whom the corporation seeks to recover an advancement of expenses has not met any applicable standard for indemnification under applicable law. With respect to any suit brought by a person seeking to enforce a right to indemnification hereunder (including any suit seeking to enforce a right to the advancement of expenses hereunder) or any suit brought by the corporation to recover an advancement of expenses pursuant to the terms of an undertaking, neither the failure of the corporation to have made a determination prior to commencement of such suit that indemnification of such person is proper in the circumstances because such person has met the applicable standards of conduct under applicable law, nor an actual determination by the corporation that such person has not met such applicable standards of conduct, shall create a presumption that such person has not met the applicable standards of conduct or, in a case brought by such person seeking to enforce a right to indemnification or to an advancement of expenses or the person from whom the corporation seeks to recover an advancement of expenses is not entitled to be indemnified, or to such an advancement of expenses, under this Article VII or otherwise shall be on the corporation.

          SECTION 4. NON-EXCLUSIVE RIGHTS. - The indemnification and advancement of expenses provided in this Article VII shall not be deemed exclusive of any other rights to which any person indemnified may be entitled under any bylaw, agreement, vote of stockholders or disinterested directors, or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be such director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such person.

          SECTION 5. INSURANCE. - The corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee, or agent of another corporation, partnership, joint venture, trust, or other enterprise against any liability asserted against such person and incurred by such person in any such capacity, or arising out of such person's status as such, whether or not the corporation would have the power to indemnify such person against such liability under the provisions of this Article VII or otherwise.