Form 10-K
period 1998-06-30
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1998-10-08
CIK 1009480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                         Commission file number: 0-29754

                        AMERTRANZ WORLDWIDE HOLDING CORP.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           11-3309110
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

112 East 25th Street, Baltimore, Maryland                       21218
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code  (410) 338-0127

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 16, 1998 was $3,076,307.

The number of shares of common stock outstanding as of September 16, 1998 was 8,479,094.

                       DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 1998 Annual Meeting of Shareholders (to be filed).

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                         1998 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                            Page

                                     PART I


Item 1.  Business                                                             3
Item 2.  Properties                                                           7
Item 3.  Legal Proceedings                                                    7
Item 4.  Submission of Matters to a Vote of Security Holders                  7

Executive Officers of the Registrant                                          8


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters                                                  9
Item 6.  Selected Financial Data                                             10
Item 7.  Management's Discussion and Analysis of Financial
         Conditions and Results of Operations                                11
Item 8.  Financial Statements and Supplementary Data                         15
Item 9.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                             15


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  16
Item 11. Executive Compensation                                              16
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                      16
Item 13. Certain Relationships and Related Transactions                      16


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                         17

                                     PART I


ITEM 1.  BUSINESS


Background

         Amertranz Worldwide Holding Corp. ("Company") provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Airfreight, Inc. ("Target"). Prior to July 13, 1998, the Company also provided services through its wholly-owned subsidiary, Caribbean Air Services, Inc. ("CAS"), and, until June 23, 1997, also provided services through its Amertranz Worldwide, Inc. ("Amertranz") subsidiary. The Company has a network of offices in 22 cities throughout the United States and Puerto Rico.

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

         On May 8, 1997, the Company acquired (by merger into the Company's Target subsidiary) Target Air Freight, Inc. (a California corporation) a Los Angeles-based freight forwarder ("Air Freight"). Under the terms of the merger, the Company issued 900,000 shares of Common Stock and paid $400,000 to Air Freight's stockholders. Following the merger with Target, Christopher A. Coppersmith, the principal shareholder of Air Freight became a director of the Company.

         Since the business of the Company's Amertranz subsidiary incurred operating losses for each of its operating periods, on June 23, 1997 the Company's Amertranz subsidiary ceased operations and transferred its customer accounts to the Company's Target subsidiary for fair consideration.

         On July 13, 1998, CAS sold substantially all of its operating assets to a subsidiary of Geologistics Corporation for $27 million in cash (the "CAS Sale") pursuant to the terms of an Asset Purchase Agreement dated June 15, 1998 (the "Asset Purchase Agreement"). Under the terms of the Asset Purchase Agreement, CAS retained its accounts receivable, and the Company expects that CAS will realize an additional $3.1 million from its accounts receivable after payment of its liabilities.

         Following the CAS Sale, the Company operates through its wholly-owned subsidiary, Target.


Description of Business

         The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shippers' location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds and generally requiring second-day delivery. The Company also assembles bulk cargo and arranges for insurance. On June 30, 1998, the Company had a network of offices in 27 cities throughout the United States and Puerto Rico. Subsequent to the CAS Sale, the Company has a network of offices in 22 cities throughout the United States, including exclusive agency relationships in ten cities. The Company has international freight forwarding operations consisting of strategic relationships in over 20 countries including share ownership in its exclusive agents in China, Hong Kong, Malaysia and Singapore.


Operations

         Movement of Freight. The Company does not own any airplanes or significant trucking equipment and relies on independent contractors for the movement of its cargo. The Company utilizes its expertise to provide forwarding services that are tailored to meet customers' requirements. It arranges for transportation of customers' shipments via commercial airlines, air cargo carriers, steamship lines, and, if delivery schedules permit, the Company makes use of lower cost inter-city truck transportation services. The Company selects the carrier for particular shipments on the basis of cost, delivery time and available cargo capacity. Through the Company's advanced data processing system, it can provide, at no additional cost to the customer, value-added services such as electronic data interchange, computer based shipping and tracking systems and customized computer generated reports. Additionally, the Company provides cargo assembly and warehousing services.

         The rates charged by the Company to its customers are based on destination, shipments weight and required delivery time. The Company offers graduated discounts for shipments with later scheduled delivery times and rates generally decrease in inverse proportion to the increasing weight of shipments. Due to the high volume of freight controlled by the Company, it is able to obtain favorable contract rates from carriers and is often able to book freight space at times when available space is limited. When possible, the Company consolidates different customers' shipments to reduce its cost of transportation.

         Prior to the CAS Sale, CAS had exclusive rights to the use of a Lockheed L-1011 freighter aircraft operated by Tradewinds Airlines, Inc. ("Tradewinds Air") between the Company's Borinquen, Puerto Rico location and its Greensboro, North Carolina and Hartford, Connecticut locations, pursuant to the terms of a Cargo Aircraft Charter

Agreement dated February 28, 1994, as amended, (the "L-1011 Charter"). The L-1011 aircraft carries a payload of 110,000 pounds. Under the terms of the L-1011 Charter, the L-1011 aircraft must be available at all times for use by the Company, as needed. While the L-1011 Charter guaranteed to the Company the use of the L-1011 aircraft as needed, the Company was required to pay only for its actual use of the aircraft at market rates. In maximizing efficiencies in the operation of the L-1011 aircraft, freight originating throughout the United States was generally transported by truck to either Greensboro or Hartford for loading onto the aircraft, and, similarly, freight originating in Puerto Rico was flown on the L-1011 aircraft to either Greensboro or Hartford for transport by truck to its destination. In connection with the CAS Sale, CAS assigned all of its rights under the L-1011 Charter to the purchaser, and the purchaser assumed all of CAS' obligations under the L-1011 Charter.

         Information Systems. An important component of the Company's business strategy is to provide accurate and timely information to its management and customers. Accordingly, the Company has invested, and will continue to invest, substantial management and financial resources in developing these information systems.

         The Company leases an HP 9000 mainframe computer and has a proprietary freight forwarding software system which the Company has named "Trax". Trax is an integrated freight forwarding and financial management data processing system. It provides the Company with the information needed to manage its sourcing and distribution activities through either printed or electronic medium. Specifically, the Trax system permits the Company to track the flow of a particular shipment from the point of origin through the transportation process to the point of delivery. The Company intends to continuously upgrade Trax to enhance its ability to maintain a competitive advantage. The Company believes that the "Year 2000" issue does not have any impact on Trax.

         International Operations. During the fiscal year ended June 30, 1997, the Company increased its international operations through the acquisition of Target. During the fiscal year ended June 30, 1998, the Company's international freight forwarding accounted for 18.1% of the Company's operating revenue. On a pro forma basis (assuming the CAS Sale closed on July 1, 1997), after elimination of revenue from CAS, international freight forwarding would account for 40.8% of the Company's operating revenue.


Customers and Marketing

         The Company's principal customers include large manufacturers and distributors of pharmaceuticals, computers and other electronic and high-technology equipment, computer software and wearing apparel. As of June 30, 1998, the Company had approximately 3,900 accounts, and, following the CAS Sale, the Company currently has approximately 2,900 accounts.

         The Company markets its services through an organization of approximately 15 full-time salespersons and 22 independent sales agents (25 full-time and 22 independent agents prior to the CAS Sale) supported by the sales efforts of senior management, and the operations staff in the Company's offices. The Company strongly promotes team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. The Company has a national account sales group that targets high-revenue national accounts with multiple shipping locations. These industry specialists discern the specific freight transportation requirements of the customers and are able to prepare customized shipping programs to meet these specific requirements. The Company staffs each office with operational employees to provide support for the sales team, develop frequent contact with the customer's traffic department, and maintain customer service. The Company believes that it is important to maintain frequent contact with its customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

         The Company's Fashion Services Division targets customers from manufacturers to retail establishments and provides specific expertise in handling fashion-related shipments. The Fashion Services Division specializes in the movement of wearing apparel for manufacturing customers to their department store customers located throughout the United States.

         Many of the Company's customers utilize more than one transportation provider. In soliciting new accounts, the Company uses a strategy of becoming an approved carrier in order to demonstrate the quality and cost-effectiveness of its services. Using this approach, the Company has advanced its relationships with several of its major customers, from serving as a back-up freight services provider to primary freight forwarder.


Competition

         Although there are no weight restrictions on the Company's shipments, the Company focuses primarily on cargo shipments weighing more than 50 pounds and requiring second-day delivery. As a result, the Company does not directly compete for most of its business with overnight couriers and integrated shippers of principally small parcels, such as United Parcel Service of America, Inc., Federal Express Corporation, DHL Worldwide Express, Inc., Airborne Freight Corporation and the United States Postal Service. However, some integrated carriers, such as Emery Air Freight Corporation and Pittston BAX Group, Inc., primarily solicit the shipment of heavy cargo in competition with forwarders.

         There is intense competition within the freight forwarding industry. While the industry is highly fragmented, the Company most often competes with a relatively small number of forwarders who have nationwide networks and the capability to provide a full range of service similar to that offered by the Company. These include Eagle USA Air Freight, Inc., Pilot Air Freight, Inc., and Geologistics Americas, Inc. There is also competition from passenger and cargo air carriers and trucking companies. On the international side of the business, the Company competes with forwarders that have a predominantly international focus, such as Fritz Companies, Inc., Air Express International Corporation and Circle International Group, Inc. All of these companies, as well as many other competitors, have substantially greater facilities, resources and financial capabilities than those of the Company. The Company also faces competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers.


Employees

         The Company and its subsidiaries had approximately 331 full-time employees as of June 30, 1998 and, following the CAS Sale, approximately 154 full-time employees. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relations with its employees to be good.


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

ITEM 2.  PROPERTIES

         As of June 30, 1998, the Company leased terminal facilities consisting of office and warehouse space in 17 cities located in the United States and Puerto Rico, and also utilized ten offices operated by exclusive agents. Following the CAS Sale, the Company leased terminal facilities consisting of office and warehouse space in 13 cities located in the United States, and also utilized ten offices operated by exclusive agents. The Company's headquarters are located in Baltimore, Maryland. The Company's facilities range in size from 1,000 square feet to 100,000 square feet and consist of offices and warehouses with loading bays. All of such properties are leased from third parties. Management believes that its current facilities are underutilized. Accordingly, management believes that the Company's facilities are more than sufficient for its planned growth. The principal warehouse facilities are set forth in the following table:

                        Approximate Square Feet               Lease
Location                       of Floor Space               Expiration

Los Angeles, CA                 100,280                     July 2002
*Aquadilla, PR                   45,000                     Month-to-Month

The Company has an additional fourteen terminal facilities in the following locations:

        Atlanta, Georgia                            Indianapolis, Indiana
        Charlotte, North Carolina                   Miami, Florida
        Chicago, Illinois                           Newark, New Jersey
        Dallas, Texas                               New York, New York
        Greensboro, North Carolina                  San Francisco, California
       *Hartford, Connecticut                      *San Juan, Puerto Rico
        Houston, Texas                              Seattle, Washington
--------------------------
* Transferred to the purchaser as part of the CAS Sale.


ITEM 3.  LEGAL PROCEEDINGS

         On June 15, 1998, the Company was served with a complaint filed in the United States District Court for the Eastern District of New York (case number CV 98 3777), by Martin Hoffenberg, a former consultant to the Company. The Company, its Amertranz, Target, and CAS subsidiaries, Stuart Hettleman and Richard A. Faieta, officers and directors of the Company, and TIA and CFS (principal shareholders of the Company), are named defendants in the lawsuit. The complaint is based on events occurring prior to February 1996, when Mr. Hoffenberg controlled the Amertranz Worldwide subsidiary as its president and chairman, and on events occurring subsequent thereto, when Mr. Hoffenberg served as a consultant to the Company. The complaint alleges breach of contract, violations of the federal anti-racketeering laws, fraud, and failure to pay wages and benefits. The complaint seeks economic damages in excess of $5.6 million, and punitive damages of $7.5 million. The Company intends to vigorously defend the action. The Company believes that the complaint is without merit and that any material recovery by Mr. Hoffenberg is unlikely.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following is a listing of the executive officers of the Company as of June 30, 1998. There are no family relationships between any Directors and Officers of the Company.

NAME                            AGE       POSITION

Stuart Hettleman                 48       President and Chief Executive
                                          Officer

Richard A. Faieta                52       Executive Vice President

Philip J. Dubato                 42       Vice President, Chief Financial
                                          Officer and Secretary

Christopher Coppersmith          48       President, Target Airfreight, Inc.


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

RICHARD A. FAIETA has been Executive Vice President and a director of the Company, a director and President of CAS, and a director and Chief Executive Officer of Amertranz, since February 7, 1996, and a director of Target since May 8, 1997. He has served as President and Chief Executive Officer of each of TIA and CFS, the Company's predecessors, since April 1992. From 1987 through 1991 he served as Vice President-Operations of LEP Profit International, Inc., a domestic and international freight forwarder. In connection with the CAS Sale, Mr. Faieta resigned as a director and officer of the Company, CAS and each of the Company's other subsidiaries; and became President of Geologistics Air Services, Inc.

PHILIP J. DUBATO has been Vice President, Chief Financial Officer and Secretary of the Company since February 3, 1997 and a director of the Company since September 18, 1998. From 1984 through 1996, Mr. Dubato was employed by LEP Profit International, Inc., a domestic and international freight forwarder, where he held successive positions as Controller, Chief Financial Officer and Executive Vice President.

CHRISTOPHER COPPERSMITH has been President of Target Airfreight, Inc. (acquired by the Company in May 1997) since November 1996, and a director of the Company since May 1997. From 1974 through October 1996, Mr. Coppersmith was Executive Vice President and Chief Operating Officer of Target Airfreight, Inc.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Prior to February 25, 1998, the Company's common stock, $.01 par value (the "Common Stock") and Redeemable Common Stock Purchase Warrants (the "Warrants") were listed on the NASDAQ SmallCap Market under the symbols AMTZ and AMTZW, respectively. Since February 25, 1998 both the Common Stock and the Warrants have been traded on the Over-The-Counter (OTC) market under the same symbols (AMTZ and AMTZW).

         The following table shows the high and low sales prices of the Common Stock and Warrants for each of the quarters during the fiscal years indicated, as reported by NASDAQ and as available through the OTC market. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. There have been no dividends declared.

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

Fiscal Year Ended June 30, 1998
First Quarter                       High  -  1 3/4       High  -    1/2
                                    Low   -    7/8       Low   -    1/8

Second Quarter                      High  -  2 1/4       High  -    7/16
                                    Low   -  1           Low   -    1/16

Third Quarter                       High  -  2 1/4       High  -    1/4
                                    Low   -    9/16      Low   -    3/16

Fourth Quarter                      High  -  1 9/16      High  -    3/16
                                    Low   -  1 1/16      Low   -    1/16

         On September 16, 1998 there were 930 shareholders of record of the Company's Common Stock and 795 holders of record of the Company's Warrants. The closing price of the Common Stock on that date was $0.8125 per share. The closing price of the Warrants on that date was $0.0625 per Warrant.

ITEM 6.  SELECTED FINANCIAL DATA

AMERTRANZ WORLDWIDE HOLDING CORP. (1)
(in thousands, except per share data)

                                                                       Six Months       Year            Year
                                         Years Ended December 31,   Ended June 30,  Ended June 30,  Ended June 30,
                                         1994            1995            1996           1997            1998
Statement of Operations Data:
   Operating revenue                    $38,576        $38,211         $27,446        $75,352         $97,784
   Cost of transportation                30,254         30,300          20,961         57,199          76,677
                                         ------         ------          ------         ------          ------
   Gross profit                           8,322          7,911           6,485         18,153          21,107
   Selling, general &
      administrative
      expenses                            4,634          4,513           8,772         23,985          19,933
   Restructuring charge                       -              -               -         (3,407)              -
   Operating income (loss)               $3,688         $3,398         $(2,288)       $(9,239)         $1,173
   Net income (loss)                     $2,553         $2,366         $(6,397)       (10,508)         $7,404
   Net income (loss) per common share                                  $ (1.84)        $(1.74)          $0.90

Balance Sheet Data:
   Total assets                                                        $22,740        $29,821         $38,547
   Working capital (deficit)                                           (13,937)       (12,541)         (2,340)
   Current liabilities                                                  22,470         27,158          26,085
   Long-term indebtedness                                                8,018          4,094           4,138
   Shareholders' equity (deficit)                                      $(7,749)        (1,430)          8,324


(1) The amounts for the freight forwarding business of the Company represent the historical operations associated with the freight forwarding business of TIA and CFS contributed to the Company in the combination of these businesses. The freight forwarding business of TIA and CFS did not operate as a separate legal or reporting entity during the periods presented. The operations data for the first two months of 1994 include the effect of the aviation assets which TIA sold in March, 1994. Management believes that if the operations data were restated to exclude the operation of these aviation assets, cost of transportation would be higher but would be more than offset by a reduction in selling, general and administrative expenses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company was incorporated in January 1996 to continue the freight forwarding business of TIA and CFS and acquire Amertranz. The Company generated operating revenues of $97.8 million, $75.4 million, and $27.4 million, and had a net profit of $7.4 million, and net losses of $10.5 million, and $6.4 million, for the fiscal years ended June 30, 1998 and 1997 and the six months ended June 30, 1996, respectively. The fiscal year 1998 profit includes a $7.6 million net income tax benefit arising from the CAS Sale which closed on July 13, 1998, and the fiscal year 1997 loss included a charge of $3.4 million attributed to restructuring costs in connection with the closing of the Company's Amertranz subsidiary. The Company had consolidated earnings (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $2.6 million, ($8.3 million), and ($2.0 million), for the fiscal years ended June 30, 1998 and 1997 and the six months ended June 30, 1996, respectively.

         While the businesses of the Company's CAS subsidiary has generated positive cash flows for several years, the business of the Company's Amertranz subsidiary had incurred operating losses for each of its operating periods. Because of continuing losses in the Amertranz subsidiary, on June 23, 1997 the Company's Amertranz subsidiary ceased operations and transferred its customer accounts to the Company's Target subsidiary for fair consideration.

         Following the closing of the Company's Amertranz subsidiary, the Company entered into an Extension and Composition Agreement dated as of November 7, 1997 (the "Composition Agreement") with certain general unsecured trade creditors of the Company's Amertranz subsidiary, whereby $1,581,799 of trade debt of the Amertranz subsidiary was acquired by the Company in exchange for the issuance of 158,180 shares of the Company's Class E Preferred Stock. In addition, and as part of the Composition Agreement, $312,140 of trade debt of the Amertranz subsidiary was acquired by the Company from certain unsecured trade creditors of the Amertranz subsidiary in exchange for the Company's obligation to pay a reduced amount totaling $125,185. This transaction resulted in $187,129 of debt cancellation income. Currently, approximately $2.0 million of the Company's outstanding accounts payable represent unsecured trade payables of the Company's closed Amertranz subsidiary.

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

         On July 13, 1998, in the CAS Sale, the Company's CAS subsidiary sold substantially all of its operating assets to a subsidiary of Geologistics Corporation for $27 million in cash pursuant to the terms of an Asset Purchase Agreement dated June 15, 1998. Under the terms of the Asset Purchase Agreement, CAS retained its accounts receivable, and the Company expects that CAS will realize an additional $3.1 million from CAS's accounts receivable after payment of its liabilities.

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

Years Ended June 30, 1998 and 1997

         Operating Revenue. Operating revenue increased to $97.8 million for the year ended June 30, 1998 from $75.4 million for the year ended June 30, 1997, a 29.8% increase. Of this increase, 61% resulted from growth in the Company's CAS subsidiary and the balance was due to the operations of the Company's Target subsidiary which the Company acquired in May 1997.

         Cost of Transportation. Cost of transportation was 78.4% of operating revenue for the year ended June 30, 1998, and 75.9% of operating revenue for the year ended June 30, 1997. This increase is due to (i) the February 2, 1998 start up of a new service between Indianapolis and Aquadilla, Puerto Rico by the Company's CAS subsidiary, (ii) the Company's Target subsidiary international freight forwarding services, which historically reflect a higher cost of transportation as a percentage of sales, and (iii) the Company's Target subsidiary's agency network which is significantly larger than the Amertranz agency network.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the year ended June 30, 1998 decreased to 21.6% of operating revenue from 24.1% of operating revenue for the year ended June 30, 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 20.4% of operating revenue for the year ended June 30, 1998, and 31.8% (excluding restructuring charges in connection with the closing of the Company's Amertranz subsidiary) of operating revenue for the year ended June 30, 1997. This decrease was primarily due to (i) the closing of the Amertranz subsidiary prior to beginning of the 1998 fiscal year (while the Amertranz subsidiary was included for almost all of the 1997 fiscal year); and
(ii) the historically lower selling, general and administrative expenses as a percentage of sales of the Company's Target subsidiary (acquired in May 1997), and the inclusion of those results in the Company's consolidated results of operations for the year ended June 30, 1998.

         Net Income (Loss). The Company realized a net profit of $7,403,643 for the year ended June 30, 1998, compared to a net loss of ($10,508,334) for the year ended June 30, 1997. This increase was due to the $7,662,135 net income tax benefit realized as the result of the CAS Sale on July 13, 1998, the increased operating revenue from growth in the Company's CAS subsidiary, the operations of the Company's Target subsidiary, the decrease in expenses as a result of the closing of the Company's Amertranz subsidiary, the decrease in restructuring charges (which were recorded in their entirety in the prior year) in connection with the closing of the Amertranz subsidiary, and $187,129 of debt cancellation income (see "Liquidity and Capital Resources", below).

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

                                                   Year Ended
                                       June 30, 1997        June 30, 1996
                                                        (Pro Forma/Unaudited)

Operating revenue                       $75,352,065          $47,922,981
Cost of transportation                   57,198,797           36,828,542
Gross profit                             18,153,268           11,094,376
Selling, general and
  administrative expenses                23,985,223           11,025,323
Net loss before restructuring charg    ($ 7,100,852)         ($4,317,845)
Restructuring charge                      3,407,482                    -
Net loss                               ($10,508,334)         ($4,317,845)

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

Liquidity and Capital Resources

         During the year ended June 30, 1998, net cash used by operating activities was $1.1 million. Cash used in investing activities was $556,557 which consisted of capital expenditures. Cash provided by financing activities was $1.1 million which primarily consisted of the non-payment of interest on short term debt due to affiliates, net borrowings under the Company's BNY Facility (described below), and financing under a capital lease.

         Capital expenditures for the year ended June 30, 1998 were $556,557.

         BNY Facility. During the year ended June 30, 1998, the Company's subsidiaries (the "Borrowers") maintained a $10 million revolving credit facility ("BNY Facility") with BNY Financial Corp. ("BNY"), guaranteed by the Company. The interest rate of the BNY Facility is prime plus 2%. Under the terms of the BNY Facility, the Borrowers can borrow the lesser of $10 million or 85% of eligible accounts receivable. The borrowings under the BNY Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of June 30, 1998, there were outstanding borrowings of $6,745,853 under the BNY Facility which represented 86% of the amount available thereunder, and the amount available for borrowing under the BNY Facility was approximately $1,061,000. This debt was repaid on July 13, 1998 by CAS with the proceeds from the CAS Sale (and CAS acquired the

Amertranz subsidiary's portion of the debt). The BNY Facility remains in place and available for use by the Company's Target subsidiary.

         Revolver Note. As part of the combination of Amertranz and the freight forwarding business of TIA and CFS, TIA and CFS agreed to advance to CAS, on a revolving loan basis, up to an aggregate maximum of $4,000,000 outstanding at any time, pursuant to the terms of a Revolving Credit Promissory Note ("Revolver Note"), bearing interest at the greater of (i) 1% per month, or (ii) a fluctuating rate equal to the prime rate of interest as published in The Wall Street Journal, plus 4%. All obligations under the Revolver Note were guaranteed by the Company and its Amertranz subsidiary and secured by a first priority lien on all of the issued and outstanding shares of CAS, a first priority lien on all of the assets of the Company and CAS, and a lien on the accounts receivable of Amertranz, subordinate only to the first priority lien granted to BNY in connection with the BNY Facility and the second position lien granted to TIA in connection with the TIA Loan (described below). As of June 30, 1998, the Company had outstanding borrowings of $905,913 under the Revolver Note. All obligations under the Revolver Note were repaid on July 13, 1998 with the proceeds from the CAS Sale.

         Exchange Note. As part of the combination of Amertranz and the freight forwarding business of TIA and CFS, the Company issued to TIA and CFS a promissory note in the original principal amount of $10,000,000, bearing interest at the rate of 8% per annum ("Exchange Note"). In June 1996, TIA exchanged $2,000,000 principal amount of the Exchange Note for 200,000 shares of the Company's Class A Preferred Stock, and of the proceeds of the Company's initial public offering, $2,000,000 was used to repay a portion of the Exchange Note. The Company's indebtedness under the Exchange Note was subordinated to the Company's obligations under the BNY Facility. As of June 30, 1998, the Company had an outstanding balance of $7,332,126 (including $1,332,126 of accrued interest), under the Exchange Note. All obligations under the Exchange Note were repaid on July 13, 1998 with the proceeds from the CAS Sale.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the BNY Facility and funds remaining from the CAS Sale. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and, competition, none of which can be predicted with certainty.

         As of June 30, 1998, the Company had a working capital deficiency of $2.3 million. Approximately $2 million of this amount represents unsecured trade payables of the Amertranz subsidiary. In addition, $11 million of the Company's current liabilities as of June 30, 1998 represent obligations to TIA, CFS, and BNY which were repaid on July 13, 1998 with the proceeds from the CAS Sale. On a pro forma basis, taking into account the effect of the CAS Sale, as of June 30, 1998, the Company had working capital of approximately $8.2 million.

Impact of the CAS Sale

         On July 13, 1998, in the CAS Sale, the Company's CAS subsidiary sold substantially all of its operating assets to a subsidiary of Geologistics Corporation for $27 million in cash pursuant to the terms of an Asset Purchase Agreement dated June 15, 1998. Under the terms of the Asset Purchase Agreement, CAS retained its accounts receivable, and the Company expects that CAS will realize an additional $3.1 million from CAS's accounts receivable after payment of its liabilities.

         On a pro forma basis (assuming that the CAS Sale closed on July 1, 1997), the Company's results from operations would be adjusted to reflect the elimination of all revenue and direct expenses of CAS, the elimination of interest expense due to the repayment of debt, an increase in interest income resulting from the investment of the CAS Sale proceeds in overnight repurchase agreements, and the elimination of tax benefits relating to the CAS Sale.
These pro forma adjustments would result in the following:

                                                   Pro Forma/Unaudited
                                                      Year Ended
                                                     June 30, 1998
Statement of Operations Data:
Operating revenue                                       $43,408,396
Net income (loss)                                       (2,647,673)
Net (loss) per
  common share                                              ($0.33)

Balance Sheet Data:
Total assets                                           $40,852,384
Working capital                                          8,179,538
Current liabilities                                     16,351,162
Long-term indebtedness                                     138,006
Shareholders' equity                                   $24,363,216

         * The above pro forma financial information is unaudited and not necessarily indicative of the consolidated results which actually would have occurred if the sale had been concluded at the beginning of the period presented, nor does it purport to represent the future financial position and results of operations for future periods.

         * While the Company's CAS subsidiary has been historically profitable, the Company's strategy in entering into and concluding the CAS Sale was to deleverage the Company's balance sheet by repaying approximately $15 million in outstanding liabilities and provide required working capital to take advantage of growth opportunities available to the Company's Target subsidiary. These opportunities include improved vendor pricing and attracting quality personnel and agents on a world-wide basis, which the Company believes will drive its future profitability.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the directors of the Company and their remuneration in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 1998 Annual Meeting of Shareholders, is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1998 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1998 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1998 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K

(a)  1.  Financial Statements

AMERTRANZ WORLDWIDE HOLDING CORP.                                                       PAGE

Report of Independent Public Accountants                                                F-1
Consolidated Balance Sheets as of June 30, 1998 and 1997                                F-2
Consolidated Statements of Operations for the Years Ended June 30, 1998 and 1997
and the Six Months Ended June 30, 1996                                                  F-3
Consolidated Statements of Shareholders' Deficit for the Years Ended
June 30, 1998 and 1997 and the Six Months Ended June 30, 1996                           F-4
Consolidated Statements of Cash Flows for the Years Ended June 30, 1998 and 1997
and the Six Months Ended June 30, 1996                                                  F-6
Notes to Consolidated Financial Statements                                              F-8

AMERTRANZ WORLDWIDE HOLDING CORP. (FORMERLY THE FREIGHT FORWARDING
BUSINESS OF TIA AND CFS)
Independent Auditors' Report                                                            F-23
Balance Sheets as of December 31, 1994 and 1995                                         F-24
Statements of Operations and Changes in Accumulated Deficit for the Years
December 31, 1993, 1994 and 1995                                                        F-25
Statements of Cash Flows for the Years Ended December 31, 1993, 1994 and 1995           F-26
Notes to Financial Statements                                                           F-27

(a)  2.  Financial Statement Schedules

Schedule II - Schedule of Valuation and Qualifying Accounts                  S-1

All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)  3.  Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.

3.1      Certificate of Incorporation of Registrant, as amended
3.2      By-Laws of Registrant, as amended (incorporated by reference to Exhibit
         3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998, File No. 0-29754)
4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
4.3 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)

4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)
10.2 Accounts Receivable Management and Security Agreement, dated January 16, 1997 by and between BNY Financial Corp., as Lender, and Amertranz Worldwide, Inc., Caribbean Air Services, Inc., and Consolidated Air Services, Inc., as Borrowers, and guaranteed by Amertranz Worldwide Holding Corp. ("BNY Facility Agreement") (incorporated by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0- 29754)
10.3 Letter Amendment to BNY Facility Agreement, dated April 16, 1997 ("BNY Letter Amendment") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)
10.4 Shadow Warrant entered into in connection with the BNY Letter Amendment (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)
10.5 Letter Amendment to BNY Facility Agreement, dated September 25, 1997 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
10.6     Loan and Security  Agreement dated October  25,1995  between  Amertranz
         Worldwide, Inc. and TIA, Inc., as amended January 24, 1996 (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.7 Form of Amended and Restated Promissory Note of Amertranz Worldwide, Inc. payable to TIA, Inc. in principal amount of $800,000 (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.8 Revolving Credit Promissory Note dated February 7, 1996 of Caribbean Air Services, Inc. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $4,000,000 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.9 Promissory Note dated February 7, 1996 of Amertranz Worldwide Holding Corp. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $10,000,000 (incorporated by reference to Exhibit
         10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.10 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to
         Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)
10.11 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Richard A. Faieta (incorporated by reference to
         Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)
10.12 Consulting Agreement dated February 7, 1996 among Amertranz Worldwide Holding Corp., Amertranz Worldwide, Inc. and Martin Hoffenberg (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.13 Cargo Aircraft Charter Agreement dated February 28, 1994 between TIA, Inc. and Florida West Airlines, Inc., as amended and assigned November 29, 1995 (incorporated by reference to Exhibit 10.15 to the
         Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.14 Asset Purchase Agreement dated as of June 15, 1998, by and among Amertranz Worldwide Holding Corp., Caribbean Air Services, Inc., and Geologistics Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated July 13, 1998, File No. 0-29754)

10.15 Lease Agreement dated August 7, 1990 between S Partners and Caribbean Freight System, Inc. for the premises at 7001 Cessna Drive, Greensboro, North Carolina, as amended and extended April 9, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.16(P) Lease Agreement for Los Angeles Facility  (incorporated by reference to
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
21 Subsidiaries of Amertranz Worldwide Holding Corp. (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
23       Consent of Arthur Andersen LLP
27       Financial Data Schedule


(b)      Reports on Form 8-K

         On June 23, 1998, the Registrant filed a current Report on Form 8-K, dated June 15, 1998, reporting the execution by the Registrant and Geologistics Corporation of an Asset Purchase Agreement with respect to the sale of substantially all of the assets of the Registrant's Caribbean Air Services, Inc. subsidiary to a subsidiary of Geologistics Corporation

         On July 27, 1998, the Registrant filed a current Report on Form 8-K, dated July 13, 1998, reporting the sale of substantially all of the assets of the Registrant's Caribbean Air Services, Inc. subsidiary to a subsidiary of Geologistics Corporation

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        AMERTRANZ WORLDWIDE HOLDING CORP.



Date:  October 8, 1998                  By: /s/ Stuart Hettleman
                                            Stuart Hettleman
                                            President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title                             Date

/s/ Stuart Hettleman        President, Chief Executive        October 8, 1998
Stuart Hettleman            Officer and Director


/s/ Michael Barsa           Director                          October 8, 1998
Michael Barsa


/s/ Philip J. Dubato        Vice President, Chief             October 8, 1998
Philip J. Dubato            Financial Officer,
                            Principal Accounting Officer
                            and Director




C74809.198

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Amertranz Worldwide Holding Corp.:

We have  audited  the  accompanying  consolidated  balance  sheets of  Amertranz
Worldwide Holding Corp., a Delaware corporation, as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1998 and 1997 and for the six months ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amertranz Worldwide Holding Corp. as of June 30, 1998 and 1997, and the results of its operations and cash flows for the years ended June 30, 1998 and 1997 and for the six months ended June 30, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                  ARTHUR ANDERSEN LLP



New York, New York
September 18, 1998

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 1998          June 30, 1997
                                                                           -------------          -------------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                   $   879,797           $ 1,382,243
Accounts receivable, net of allowance for doubtful
  accounts of $514,542 and $782,607, respectively                            14,555,151            12,490,694
Deferred income taxes (Note 9)                                                7,705,092                    --
Prepaid expenses and other current assets                                       604,588               743,569
                                                                            -----------           -----------
                  Total current assets                                       23,744,628            14,616,506
PROPERTY AND EQUIPMENT, net (Note 4)                                            755,822               734,900
OTHER ASSETS                                                                    238,904               223,768
DEFERRED INCOME TAXES (Note 9)                                                  184,895                    --
GOODWILL, net of accumulated amortization of
  $1,305,445 and $709,091, respectively (Notes 3 and 5)                      13,622,579            14,245,932
                                                                            -----------           -----------
                  Total assets                                              $38,546,828           $29,821,106
                                                                            ===========           ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                            $ 8,542,850           $ 8,131,715
Accrued expenses                                                              2,007,845             2,050,245
Accrued transportation expenses                                               3,863,230             3,303,366
Reserve for restructuring                                                       264,143             2,681,956
Note payable to bank (Note 6)                                                 6,745,853             6,467,558
Note payable to affiliate (Note 6)                                              905,913               789,728
Note payable to creditors                                                        53,835                    --
Current portion of long-term debt due to affiliate (Note 6)                   3,332,126             3,633,273
Current portion of long-term debt (Note 6)                                       50,000                50,000
Dividends payable                                                               117,524                12,875
Taxes payable                                                                   110,000                25,000
Lease obligation-current portion (Note 8)                                        91,735                12,063
                                                                            -----------           -----------
                  Total current liabilities                                  26,085,054            27,157,779
LONG-TERM DEBT DUE TO AFFILIATE (Note 6)                                      4,000,000             4,000,000
LONG TERM DEBT (Note 6)                                                          10,500                87,500
LEASE OBLIGATION--LONG-TERM (Note 8)                                            127,506                 6,251
                                                                            -----------           -----------
                  Total liabilities                                         $30,223,060           $31,251,530
                                                                            -----------           -----------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 7):
Preferred Stock, $10 par value; 2,500,000 shares authorized,
  621,387 and 498,000 shares issued and outstanding, respectively             6,213,870             4,980,000
Common stock, $.01 par value; 15,000,000 shares authorized,
  8,419,094 and 6,826,504 shares issued and outstanding,
  respectively                                                                   84,190                68,265
Paid-in capital                                                              22,546,331            20,972,256
Accumulated deficit                                                         (20,509,373)          (27,439,695)
Less:  Treasury stock, 106,304 shares held at cost                              (11,250)              (11,250)
                                                                            -----------           -----------
                  Total shareholders' equity (deficit)                        8,323,768            (1,430,424)
                                                                            -----------           -----------
                  Total liabilities and shareholders' equity                 38,546,828           $29,821,106
                                                                            ===========           ===========

              The accompanying notes are an integral part of these
                            consolidated statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                    Six Months
                                                                Year Ended        Year Ended           Ended
                                                               June 30, 1998     June 30, 1997     June 30, 1996
                                                               -------------     -------------     -------------

OPERATING REVENUE                                               $97,784,411       $75,352,065       $27,445,583

COST OF TRANSPORTATION                                           76,677,883        57,198,797        20,961,019
                                                                -----------       -----------       -----------

         Gross profit                                            21,106,528        18,153,268         6,484,564

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES:

         Selling, general and administrative expenses            19,933,230        23,985,223         8,772,226

         Restructuring charge                                             -         3,407,482                 -
                                                                -----------       -----------       -----------

         Total                                                   19,933,230        27,392,705         8,772,226
                                                                -----------       -----------       ------------

         Operating income (loss)                                 1,173,298         (9,239,437)       (2,287,662)

OTHER INCOME (EXPENSE):

         Interest expense                                       (1,645,902)        (1,335,833)       (4,057,864)

         Other income (expense), net                               214,112             66,936           (50,998)
                                                               -----------       ------------      ------------

         Loss before income taxes                                 (258,492)       (10,508,334)       (6,396,524)

         Income tax benefit, net (Note 9)                       (7,662,135)                 -                 -
                                                               -----------       ------------      ------------

         Net income (loss)                                     $ 7,403,643       ($10,508,334)     ($6,396,524)
                                                               ===========       ============      ===========

         Net income (loss) per share:
            Basic                                                    $0.90             ($1.74)          ($1.84)
                                                               -----------       ------------      -----------
            Diluted (1)                                              $0.53                  -                -
                                                               -----------       ------------      -----------

         Weighted average shares outstanding:
            Basic                                                7,949,705          6,048,148        3,482,504
                                                               -----------       ------------      -----------
            Diluted (1)                                         13,468,964                  -                -
                                                               ===========       ============      ===========


(1)  Diluted loss per share in 1997 and 1996 was anti-dilutive.




              The accompanying notes are an integral part of these
                            consolidated statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1998 AND 1997 AND THE
                         SIX MONTHS ENDED JUNE 30, 1996

                                                                          Additional
                                    Preferred Stock       Common Stock      Paid-in      Treasury Stock    Accumulated
                                    ---------------       ------------      -------      --------------    -----------
                                    Shares   Amount     Shares    Amount    Capital      Shares   Amount     Deficit        Total
                                    ------   ------     ------    ------    -------      ------   ------     -------        -----

Balance January 1, 1996              -          -     2,100,000  $21,000       -           -       -      ($4,932,989) ($4,911,989)

Liabilities in excess of assets
  distributed to TIA/CFS             -          -         -        -           -           -       -        4,988,172    4,988,172

Exchange Note issued to TIA/
  CFS in connection with asset
  exchange                           -          -         -        -           -           -       -      (10,000,000) (10,000,000)

Common Stock issued in connection
  with assigned notes                -          -       280,888    2,809   1,376,301       -       -            -        1,379,110

Common Stock issued in connection
  with Bridge and Interim
  financings                         -          -       727,560    7,276    2,781,787      -       -            -        2,789,063

Common Stock issued to former
  stockholders of Amertranz
  Worldwide                          -          -       518,056    5,180    4,409,587      -       -            -        4,414,767

Purchase of treasury stock           -          -         -        -           -         106,304 (11,250)       -          (11,250)

Net loss                             -          -         -        -           -           -       -       (6,396,524)  (6,396,524)
                             -------------------------------------------------------------------------------------------------------

Balance, June 30, 1996               -          -     3,626,504  $36,265  $8,567,675     106,304($11,250)($16,341,341) ($7,748,651)


Common stock issued in
  connection with the IPO            -          -     2,300,000  $23,000 $11,013,288       -       -            -      $11,036,288

Preferred stock issued in
  exchange for a principal
  reduction in the Exchange Note   200,000  2,000,000     -        -           -           -       -            -        2,000,000

Common stock issued in connection
  with the acquisition of Target     -          -       900,000    9,000   1,014,750       -       -            -        1,023,750

Acquisition of Consolidated         20,000    200,000     -        -         371,000       -       -            -          571,000

Stock Options exercised              -          -         -        -           5,543       -       -            -            5,543

Preferred stock issued in
  connection with the Private
  Placement                        257,500  2,575,000     -        -           -           -       -         (372,145)   2,202,855

Cash dividends associated with the
  Class C Preferred stock            -          -         -        -           -           -       -          (12,875)     (12,875)

Preferred Stock dividends associated
  with the Class A Preferred stock  20,500    205,000     -        -           -           -       -         (205,000)       -

Net loss                            -           -         -        -           -           -       -      (10,508,334) (10,508,334)
                                ----------------------------------------------------------------------------------------------------
Balance June 30, 1997              498,000 $4,980,000 6,826,504  $68,265  $20,972,256   106,304 ($11,250)($27,439,695) ($1,430,424)

                            The accompanying notes are an integral part of these consolidated statements.


                        AMERTRANZ WORLDWIDE HOLDING CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED JUNE 30, 1998 AND 1997 AND THE
                  SIX MONTHS ENDED JUNE 30, 1996 -- (Continued)

                                                                          Additional
                                    Preferred Stock       Common Stock      Paid-in      Treasury Stock    Accumulated
                                    ---------------       ------------      -------      --------------    -----------
                                    Shares   Amount     Shares    Amount    Capital      Shares   Amount     Deficit        Total
                                    ------   ------     ------    ------    -------      ------   ------     -------        -----

Additional costs associated with
  the Private Placement             -          -         -         -           -          -         -        (34,908)      (34,908)

Common stock issued in connection
  with the conversion of Class A
  Preferred Stock               (110,250) (1,102.500) 1,102.500  11,025    1,091,475      -         -           -                0

Stock options exercised             -          -        52,590      525        (525)      -         -           -                0

Preferred stock issued for repayment
  of secured long-term debt of
Amertranz Worldwide, Inc.         100,000  1,000,000     -         -           -          -         -           -        1,000,000

Preferred stock issued for purchase
  of $1,581,800 of trade debt of
Amertranz Worldwide, Inc.         158,180  1,581,800     -         -           -          -         -           -        1,581,800

Common stock issued in connection
  with the conversion of Class B
  Preferred Stock                (20,000)  (200.000)   200.000    2,000      198,000      -         -           -                0

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                (23,750)  (237,500)   237,500    2,375      235,125      -         -           -                0

Preferred stock dividends associated
  with the Class A Preferred Stock 12,696    126,960     -         -           -          -         -        (126.960)           0

Preferred stock dividends associated
  with the Class D Preferred Stock  6,511     65,110     -         -           -          -         -         (65.110)           0

Cash dividends associated with the
  Class C Preferred Stock           -          -         -         -           -          -         -        (246.343)    (246,343)

Warrants issued in connection with
  the sale of the assets of CAS     -          -         -         -          50,000      -         -           -           50,000

Net income                         -           -         -         -           -          -         -       7,403,643    7,403,643
                              ------------------------------------------------------------------------------------------------------

Balance, June 30, 1998            621,387  $6,213,870 8,419,094 $84,190   $22,546,331    106,304($11,250)($20,509,373)  $8,323,768
                                  =======  ========== ========= =======   ===========    =============== ============   ==========



                            The accompanying notes are an integral part of these consolidated statements.


                        AMERTRANZ WORLDWIDE HOLDING CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                       Six Months
                                                                                   Year Ended        Year Ended           Ended
                                                                                  June 30, 1998     June 30, 1997     June 30, 1996
                                                                                  -------------     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  $7,403,643      ($10,508,334)      ($6,396,524)
  Bad debt expense                                                                     (268,065)          411,285           (13,187)
  Depreciation and amortization                                                       1,196,480           870,123           361,467
  Deferred income tax benefit                                                        (7,889,987)                -                 -
  Write off and write down of fixed assets                                                    -           727,938                 -
  Decrease in debt issuance costs                                                             -           103,466         3,208,809
  Restructuring charge                                                                        -         3,407,482                 -
  Adjustments to reconcile net loss to net cash used in operating activities-
     Increase in accounts receivable                                                 (1,796,390)         (485,963)       (3,628,728)
     Decrease (increase) in prepaid expenses and other current assets                   138,981          (257,630)          (22,301)
     (Increase) decrease in other assets                                                (15,136)           32,913        (1,214,586)
     Increase (decrease) in accounts payable and accrued expenses                       204,052        (2,000,123)        1,132,292
                                                                                     ----------      ------------         ---------
                      Net cash used in operating activities                          (1,026,422)       (7,698,843)       (6,572,758)
                                                                                     ----------      ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (556,557)         (468,912)         (123,068)
  Acquisition of Consolidated                                                                 -           105,602                 -
  Acquisition of Target                                                                       -          (452,032)                -
  Cash advances under notes receivable                                                        -                 -          (300,000)
                                                                                   --------------    ------------       ------------
                      Net cash used in investing activities                            (556,557)         (815,342)         (423,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering ("IPO") - net of costs                                -        12,190,682                  -
  Proceeds from Private Placement - net of costs                                        (34,908)        2,202,855                  -
  Issuance of common stock in connection with the IPO                                         -            23,000                  -
  Dividends paid                                                                       (128,819)                -                  -
  Stock options exercised                                                                     -             5,543                  -
  Net borrowings (repayments) from note payable to bank                                 278,295         4,676,355           (56,515)
  Proceeds (repayment) from short-term debt                                             698,853        (4,104,227)        5,190,064
  Repayment of long-term debt                                                           (50,000)       (2,000,000)       (3,990,064)
  Proceeds (repayment) from revolving loan due to affiliate                             116,185        (3,454,235)        3,954,989
  Proceeds (payment) of lease obligations                                               200,927           (21,035)           (8,139)
  Purchase of treasury stock                                                                  -                 -           (11,250)
  Cash portion of assets distributed to TIA                                                   -                 -        (2,590,031)
                                                                                   -------------    --------------     -------------
                      Net cash provided by financing activities                       1,080,533         9,518,938         2,489,054

                      Net (decrease) increase in cash and cash equivalents             (502,446)        1,004,753        (4,506,772)

CASH AND CASH EQUIVALENTS, beginning of the year                                      1,382,243           377,490         4,884,262
                                                                                     ----------          --------         ---------
CASH AND CASH EQUIVALENTS, end of the year                                              879,797        $1,382,243           377,490
                                                                                    ===========        ==========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments For:
  Interest                                                                         $    821,336     $     468,588     $     825,563
  Income taxes                                                                     $     82,492     $      46,396     $     434,199

                                The  accompanying  notes are an integral part of these consolidated statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                                                         Six Months
                                                                                    Year Ended          Year Ended          Ended
                                                                                   June 30, 1998       June 30, 1997   June 30, 1996
                                                                                   -------------       -------------   -------------

TIA, Inc. conversion of 110,250 Class A Preferred Shares                            $(1,102,500)                  -                -
Issuance of Common Stock for TIA, Inc. conversion of
  110,250 Class A Preferred Shares                                                  $    11,025                   -                -
Issuance of Common Stock for Stock Options exercised                                $       525                   -                -
Issuance of 100,000 Class D Preferred Stock for repayment
  of secured long-term debt of Amertranz Worldwide, Inc.                            $ 1,000,000                   -                -
Issuance of 158,180 Class E Preferred Stock for the purchase
  of $1,581,800 of trade debt of Amertranz Worldwide, Inc.                          $ 1,581,800                   -                -
Conversion of 20,000 Class B Preferred Shares                                       $  (200,000)                  -                -
Issuance of Common Stock for conversion of 20,000
  of Class B Preferred Shares                                                       $     2,000                   -                -
Conversion of 23,750 Class C Preferred Shares                                       $  (237,500)                  -                -
Issuance of Common Stock for conversion of 23,750
  Class C Preferred Shares                                                          $     2,375                   -                -
Issuance of preferred stock as partial repayment of long-term debt                            -        $  2,000,000                -
Issuance of preferred stock for the Private Placement                                         -        $  2,575,000                -
Issuance of preferred stock for the acquisition of Consolidated                               -        $    200,000                -
Issuance of preferred stock as dividends for the Class A preferred stock                      -            $205,000                -
Issuance of note payable to Consolidated stockholders                                         -        $    150,000                -
Issuance of common stock in connection with the acquisition of Target                         -              $9,000                -

On October 10, 1996, Consolidated merged with and into the Company pursuant to the terms of a merger agreement dated as of September 30, 1996. In conjunction with the acquisition, the resulting goodwill is as follows:

                      Net assets assumed                                                      -        ($   121,539)               -
                      Purchase Price                                                          -             786,428                -
                                                                                                       ------------
                           Goodwill                                                           -        $    664,889                -
                                                                                                       ============

On May 8, 1997, Target merged with and into the Company pursuant to the terms of a merger agreement dated as of April 17, 1997. In conjunction with the acquisition, the resulting goodwill is as follows:

                      Net liabilities assumed                                                 -        $    709,157                -
                      Purchase Price                                                          -           1,488,782                -
                                                                                                       ------------
                           Goodwill                                                           -        $  2,197,939                -
                                                                                                    ===============

On February 7, 1996 the Company purchased the capital stock of Amertranz for shares valued at $4,415,000. In conjunction with the acquisition, the resulting goodwill is as follows:

                      Net liabilities assumed                                                 -                   -    $  7,685,000
                      Purchase price                                                          -                   -       4,415,000
                                                                                                                       ------------
                           Goodwill                                                           -                   -    $ 12,100,000

                      Net liabilities retained by TIA/CFS                                     -                   -       4,988,172
                      Cash portion of assets distributed to TIA                               -                   -      (2,590,031)
                                                                                                                         -----------
                      Net liabilities distributed                                             -                   -    $  2,398,141
                                                                                                                       =============

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

2. SUBSEQUENT EVENT

On July 13, 1998, the Company's CAS subsidiary sold substantially all of the operating assets of CAS to Geologistics Air Services, Inc., an indirect wholly-owned subsidiary of Geologistics Corporation ("Geologistics"), for $27 million in cash (the "CAS Sale"), in accordance with the terms of the Asset Purchase Agreement among the parties dated June 15, 1998 (the "Asset Purchase Agreement").

Under the terms of the Asset Purchase Agreement CAS retained its accounts receivable, and the Company expects that CAS will realize an additional $3.1 million from CAS's accounts receivable after payment of its liabilities.

Other than with respect to certain obligations pursuant to leases and other agreements included in the assigned assets, Geologistics did not assume any obligations of the Company or CAS.

In connection with the CAS Sale, Richard A. Faieta, a director and President of CAS and a director and Executive Vice President to the Company became President of Geologistics Air Services, Inc. and resigned as a director and officer of the Company, CAS and each of the Company's other subsidiaries.

For the fiscal year ended June 30, 1998 revenues from the operations of CAS contributed approximately $54 million to the Company's total revenues, and income from the operations of CAS contributed approximately $4.5 to the Company's operating income.

The following unaudited pro forma financial information for the Company gives effect to the CAS Sale as if the CAS Sale occurred at the beginning of the fiscal period presented. These pro forma results have been prepared for comparative purposes only, and do not purport to be indicative of the results of operations which actually would have resulted had the sale occurred on the date indicated or which may result in the future.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




                                                   Pro Forma/Unaudited
                                                       Year Ended
                                                     June 30, 1998
                                                     -------------
Statement of Operations Data:
Operating revenue                                       $43,408,396
Net income (loss)                                       (2,647,673)
Net (loss) per
  common share                                              ($0.33)

Balance Sheet Data:
Total assets                                            $40,852,384
Working capital                                           8,179,538
Current liabilities                                      16,351,162
Long-term indebtedness                                      138,006
Shareholders' equity                                    $24,363,216

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

Principles of Consolidation

For the fiscal year ended June 30, 1998, the consolidated financial statements include the accounts of Holding, CAS, Target, Amertranz and Consolidated.

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

Cash and Cash Equivalents

Cash at June 30, 1998 includes $323,000 of overnight repurchase agreements. There were no such agreements at June 30, 1997.

Self Insurance

The Company's CAS subsidiary is generally self-insured for losses and liabilities related to medical and dental claims. Losses are accrued based upon estimates of the aggregate liability for medical and dental claims incurred based on experience. In addition to this self-insurance, an insurance policy is maintained which insures for losses over $50,000 for each individual insured and on an aggregate basis for losses over an amount determined by formula.

CAS has been self-insured for medical claims since February 6, 1996. For each of the years ended June 30, 1998 and 1997, CAS accrued approximately $38,000 relating to medical claims.

Per Share Data

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

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



For the period ended June 30, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". In accordance with the requirements of SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings after deducting preferred stock dividend requirements, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluding any potential dilution. Net earnings per common share amounts - assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the year ended June 30, 1998 is as follows:

                                                           Year Ended June 30, 1998
                                                           ------------------------
                                                  Income              Shares          Per Share
                                                (Numerator)        (Denominator)       Amounts
                                                -----------        -------------       -------

Net earnings                                    $7,403,643
Preferred stock dividends                         (246,343)
                                                  --------

BASIC EPS
Net earnings attributable  to common stock      $7,157,300          7,949,705          $0.90
                                                ==========          =========          =====

EFFECT OF DILUTIVE SECURITIES
Convertible Preferred Stock                                         5,327,969
Stock Options                                                         191,290
Stock Warrants                                                              0
                                                                   ----------

DILUTED EPS
Net earnings attributable  to common stock
  and assumed preferred conversions
  and option exercises                          $7,157,300         13,468,964          $0.53
                                                ==========         ==========          =====

Options to purchase 225,800 shares of common stock were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares. The options were still outstanding at the end of the period.

Adoption of SFAS No. 128 requires that the Company's reported loss per share for fiscal 1997 and 1996 be restated. There are no material differences between the amounts previously recorded and the restated amounts. For the year ended June 30, 1997 and the six months ended June 30, 1996 no diluted EPS is presented, as the effect of dilutive securities would be anti-dilutive on loss per common share. A reconciliation between the numerators and denominators of the basic EPS computations for net losses for the year ended June 30, 1997 and the six months ended June 30, 1996 is as follows:

                                             Year Ended June 30, 1997            Six Months Ended June 30, 1996
                                             ------------------------           -------------------------------
                                         Income        Shares      Per Share   Income       Shares     Per Share
                                       (Numerator)  (Denominator)   Amounts  (Numerator) (Denominator)  Amounts
                                       -----------  -------------   -------  -------------------------  -------

Net loss                             ($10,508,334)                         ($6,396,524)
Preferred stock dividends                 (12,875)                                   0
                                     -------------                         ------------

BASIC EPS
Net loss attributable to common stock($10,521,209)   6,048,148    ($1.74)  ($6,396,524)     3,482,504   ($1.84)
                                     =============   =========    =======  ============     =========   =======

For the year ended June 30, 1997, 2,008,889 shares of convertible preferred stock were not included in the computation of diluted EPS due to their effect being anti-dilutive.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




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

Foreign Currency Transactions

In the normal course of business the Company has accounts receivable and accounts payable that are transacted in foreign currencies. The Company accounts for transaction differences, in accordance with Statement of Financial Accounting Standard Number 52, "Foreign Currency Translation", and accounts for the gains or losses in operations. For all periods presented, these amounts were immaterial to the Company's operations.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. The Company does not expect the adoption to have a material impact on the financial statements.

Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 1998 presentation.

4. PROPERTY AND EQUIPMENT, NET

                                                                               June 30,          June 30,
                                                                                 1998              1997
                                                                                 ----              ----

         Property and Equipment consists of the following:
                  Furniture and fixtures                                     $   726,888       $   730,341
                  Computer equipment                                             658,617           665,738
                  Leasehold improvements                                         202,059            25,538
                  Vehicles                                                       116,036           171,801
                                                                             -----------       -----------
                                                                               1,703,600         1,593,418
                  Less:  Accumulated depreciation and amortization               947,778           858,518
                                                                             -----------       -----------
                                                                             $   755,822       $   734,900
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

(d) The following unaudited pro forma financial information for the Company for the years ended June 30, 1997 and 1996, gives effect to the Consolidated and Target acquisitions as if they occurred at the beginning of the fiscal period presented. These pro forma results have been prepared for comparative purposes only, and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated or which may result in the future:

                                                                              Pro Forma
                                                                              ---------
                                                          Year Ended                      Six Months Ended
                                                         June 30, 1997                      June 30, 1996
                                                         -------------                   ----------------

         Operating revenue                              $ 100,026,271                       $  44,281,278
         Net loss                                      ($  10,545,825)                     ($   6,385,598)
         Net loss per share                            ($        1.55)                     ($        1.46)

6. DEBT

As of June 30, 1998 and 1997, long-term and short-term debt consisted of the following:

                                                                June 30, 1998    June 30, 1997
                                                                -------------    -------------

         Promissory note to TIA and CFS (a)                     $7,332,126       $6,680,200
         Revolving loan to TIA and CFS (b)                         905,913          789,728
         Asset-based financing (c)                               6,745,853        6,467,558
         Notes payable to TIA (d)                                        -          953,073
         Promissory note to
              Consolidated Shareholders (e)                         60,500          137,500
                                                               -----------          -------

         Total debt                                             15,044,392       15,028,059
         Less: Current portion                                 (11,033,892)     (10,940,559)
                                                                -----------      ------------
         Long-term debt                                          4,010,500        4,087,500
                                                               ============      ============

(a) On February 7, 1996, as part of the Agreement, Holding issued to TIA and CFS a $10,000,000 promissory note which bears interest at the rate of 8.0% per annum. On July 3, 1996, Holding repaid $2,000,000 of this debt from the proceeds of the IPO and converted $2,000,000 of the note into Class A, non-voting, cumulative, convertible preferred stock. As of June 30, 1998 and 1997, $7,332,126 (includes $1,332,126 of accrued interest) and $6,680,200 (includes $680,200 of accrued interest), respectively, was outstanding under this note. All obligations under this note were repaid on July 13, 1998 with the proceeds from the CAS Sale.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



(b) As part of the Agreement, TIA and CFS have agreed to lend to CAS on a revolving loan basis, an amount up to the net cash collections of TIA and CFS's accounts receivable as of February 7, 1996 and additional amounts at the discretion of TIA and CFS, up to an aggregate maximum of $4,000,000 outstanding at any time, pursuant to the terms of a Revolving Credit Promissory Note. Only funds advanced at the discretion of TIA and CFS bear interest, at the greater of
(i) 1% per month or (ii) at a rate of 4% over prime. The note is secured by all of the assets of CAS and is guaranteed by Holding and Amertranz. Furthermore, the note discussed here and in (a) above are subordinated to the Company's revolving credit obligations to BNY (see below). On January 16, 1997, upon the closing of the BNY Facility, the Company repaid $3,570,768 of this note. As of June 30, 1998 and 1997, $905,913 and $789,728, respectively, was outstanding under this facility. All obligations under this note were repaid on July 13, 1998 with the proceeds from the CAS Sale.

(c) In January, 1997, the Company's subsidiaries ("Borrowers") entered into an Accounts Receivable Management and Security Agreement with BNY Financial Corp. ("BNY") whereby the Borrowers receive advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $10,000,000. The credit line ("BNY Facility") is subject to interest at a rate of 2.0% per annum over the prevailing prime rate as defined by BNY (8.5% as of June 30, 1998). At June 30, 1998, the outstanding balance on the BNY Facility was $6,745,853 which represented 86% of the approximate $7,807,000 available thereunder. BNY has a security interest in all present and future accounts receivable, machinery and equipment and other assets of the Borrowers and the BNY Facility is guaranteed by Holding. This debt was repaid on July 13, 1998 with the proceeds from the CAS Sale (and CAS acquired the Amertranz subsidiary's portion of the debt). The BNY Facility remains in place and available for use by the Company's Target subsidiary.

(d) In October 1995, Amertranz obtained a $500,000 subordinated secured loan from TIA, which was increased to $800,000 in January 1996 ("TIA Loan"). The original TIA Loan bears interest at the rate of 12% per annum. As of June 30, 1997, the Company had $953,073 (including $153,073 of accrued interest) outstanding under the TIA Loan. On November 28, 1997, the Company acquired this debt ($1,000,000) in exchange for the issuance of 100,000 shares of the Company's Class D Preferred Stock.

(e) In connection with the acquisition of Consolidated, the Company issued a promissory note to the Consolidated stockholders in the aggregate principal amount of $150,000. During fiscal year 1998, this note was reduced by $27,000 as a result of a net worth reconciliation, pursuant to the terms of the acquisition agreement. At June 30, 1998, the amount outstanding under this note was $60,500. This note bears interest at the rate of 8% per annum and now matures July 1, 1999.

Between June 1995 and November 1995, Amertranz borrowed $1,379,110 in aggregate principal amount from persons affiliated with Amertranz and other non-affiliated lenders and issued convertible notes thereof. All of these notes were assigned by the holders thereof to Holding as part of the Combination and are included in additional paid-in capital.

The indebtedness to TIA and CFS is subordinated to the obligations under the BNY Facility.

7. SHAREHOLDERS' DEFICIT

Preferred Stock

As of June 30, 1998, the authorized preferred stock of the Company is 2,500,000 shares. As of June 30, 1998, 621,387 shares of preferred stock are outstanding as follows:

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



                                                          Number of Shares Outstanding
                                                          ----------------------------
                                Class A (a)   Class B (b)    Class C (c)   Class D (d)   Class E (e)      Total
                                -----------   -----------    -----------   -----------   -----------      -----

Balance at June 30, 1997            220,500        20,000       257,500              -            -      498,000

     Issuances                       12,696             -                      106,511      158,180      277,387
     Conversions                  (110,250)       (20,000)      (23,750)             -            -     (154,000)
                                    -------        ------       --------       -------      --------     -------

Balance at June 30, 1998           122,946              -       233,750        106,511      158,180      621,387
                                   =======        =======       =======        =======      =======      =======

(a) Class A Preferred Stock. On July 3, 1996, the Company issued 200,000 shares of Class A, non-voting, cumulative, convertible preferred stock with a par value of $10.00 in exchange for a paydown of $2,000,000 on the $10,000,000 promissory note.

The Class A Preferred Stock will pay cumulative cash dividends at an annual rate of $1.00 per share in cash or, at the option of the Company, in shares of Class A Preferred Stock, at the rate of $10.00 per share. The Company is prohibited from paying any cash dividends on common stock unless all required Class A Preferred Stock dividends have been paid. Each share of Class A Preferred Stock may be converted at any time, at the option of the holder, into common stock at a conversion price (subject to adjustment) of the lower of (i) $6.00 per share, or (ii) 80% of the average of the closing bid and asked price per share of Common Stock on the day prior to the conversion date. Class A Preferred Stock holders are entitled to a liquidation preference of $10.00 per share plus all accrued and unpaid dividends.

On December 31, 1996, June 30, 1997, December 31, 1997 and June 30, 1998, the Company issued 10,000, 10,500, 6,887 and 5,809 respectively, shares of Class A, non-voting, cumulative, convertible preferred stock with a par value of $10.00 representing the semi-annual dividend due the Class A preferred shareholders.

On September 23, 1997, 110,250 shares of Class A Preferred Stock were converted into 1,102,500 shares of the Company's Common Stock.

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

On November 24, 1997, 20,000 shares of Class B Preferred Stock were converted into 200,000 shares of the Company's common stock.

(c) Class C Preferred Stock. On June 13, 1997, the Company issued 257,500 shares of Class C, non-voting, cumulative, convertible preferred stock with a par value of $10.00 upon completion of a $2,575,000 private placement of equity securities to individual investors (the "Private Placement").

The Class C Preferred Stock will pay cumulative cash dividends at an annual rate of $1.00 per share payable the last day of each calendar quarter in cash or, at the option of the Company, in shares of common stock provided a registration statement with respect to the underling shares of common stock is in effect. The Company is prohibited from paying any dividends on common stock or Class A Preferred Stock unless all required Class C Preferred Stock dividends have been paid. Each share of Class C Preferred Stock may be converted at any time, at the option of the

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



holder, into 10 shares of common stock. Prior to June 13, 1998, resales of shares of Class C Preferred Stock acquired in the Private Placement and all shares of Common Stock underlying such securities were prohibited without the approval of GKN Securities Corp. ("GKN"), the placement agent for the Private Placement.

During fiscal year ending June 30, 1998, 23,750 shares of Class C Preferred Stock were converted into 237,500 shares of the Company's common stock.

(d) Class D Preferred Stock. On November 28, 1997, the Company acquired from TIA, Inc. $1,000,000 of secured debt of the Amertranz subsidiary in exchange for the issuance of 100,000 shares of the Company's non-voting, cumulative, convertible Class D Preferred Stock, par value $10.00 per share.

The Class D Preferred Stock will pay cumulative cash dividends at an annual rate of $1.00 per share in cash or, at the option of the Company, in shares of Class D Preferred Stock, at the rate of $10.00 per share. The Company is prohibited from paying any cash dividends on common stock and other junior securities unless all required Class D Preferred Stock dividends have been paid. Each share of Class D Preferred Stock may be converted at any time, at the option of the holder, into common stock at a conversion price (subject to adjustment) of the lower of (i) $6.00 per share, or (ii) 80% of the average of the closing bid and asked price per share of Common Stock on the day prior to the conversion date. Class D Preferred Stock holders are entitled to a liquidation preference of $10.00 per share plus all accrued and unpaid dividends.

On December 31, 1997 and June 30, 1998, the Company issued 1,479 and 5,032 respectively, shares of Class D, non-voting, cumulative, convertible preferred stock with a par value of $10.00 representing the semi-annual dividend due the Class D Preferred shareholders.

(e) Class E Preferred Stock. The Company entered into an Extension and Composition Agreement dated as of November 7, 1997 (the "Composition Agreement") with certain general unsecured trade creditors of the Company's Amertranz subsidiary, whereby $1,581,799 of trade debt of the Amertranz subsidiary was acquired by the Company in exchange for the issuance of 158,180 shares of the Company's non-voting Class E Preferred Stock, par value $10.00 per share.

The Class E Preferred Stock will pay dividends as follows:

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

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



         (ii) In addition to the Semi-Annual Dividends, additional dividends (the "Additional Dividends") are payable as of February 15, 1998, September 30, 1998, February 15, 1999, and September 30, 1999 (the "Additional Distribution Date"), to holders of outstanding shares of Class E Preferred Stock of record on such Additional Distribution Date. The Additional Dividend on each outstanding share of Class E Preferred Stock on each Additional Distribution Date will be equal to the quotient obtained by dividing (a) the amount required to be paid by the Company's Target subsidiary to the Company's Amertranz subsidiary, pursuant to the Customer Sale Agreement dated as of June 20, 1997, by and between Amertranz and Target, with respect to the Six Month Period immediately preceding the relevant Additional Distribution Date, by (b) the number of issued shares of Class E Preferred Stock including outstanding shares and shares which have been redeemed or otherwise acquired by the Company.

         (iii) In addition to the Semi-Annual Dividends and the Additional Dividends, special dividends (the "Special Dividends") are payable on outstanding shares of Class E Preferred Stock from the net cash proceeds to the Company from the sale of any equity securities prior to mandatory conversion or redemption of the Class E Preferred Stock, as follows: To the extent at least 30% of such net cash proceeds are not used to redeem shares of Class E Preferred Stock (such amount not used to redeem shares of Class E Preferred Stock is hereinafter referred to as the "Aggregate Special Dividend Proceeds"), a Special Dividend will be paid on each outstanding share of Class E Preferred Stock. The Special Dividend to be paid on each outstanding share of Class E Preferred Stock will be equal to the quotient obtained by dividing (a) the Aggregate Special Dividend Proceeds, by (b) the number of issued shares of Class E Preferred Stock including outstanding shares and shares which have been redeemed or otherwise acquired by the Company. Any Special Dividend is payable on the tenth business day following the receipt by the Company of such net cash proceeds to holders of outstanding shares of Class E Preferred Stock of record on such date.

The cumulative amount of all Semi-Annual Dividends, Additional Dividends, and Special Dividends (collectively, "Dividends") to be paid on each share of Class E Preferred Stock throughout the time such share is outstanding shall not exceed the par value. Furthermore, the aggregate amount of Dividends payable on any Semi-Annual Distribution Date or Additional Dividend Date, as the case may be, will be reduced by the amount of certain other payments required to be made by the Company on such date pursuant to the Composition Agreement, and any such reduction will be applied pro rata among all outstanding shares of Class E Preferred Stock. No Dividends will be paid if such payment would cause a default under, or violate the terms or conditions of, any agreement between the Company and one or more of its secured creditors. Any Dividends not paid as a result of any agreement between the Company and one or more of its secured creditors shall accrue and be paid when permitted.

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

All unredeemed shares of Class E Preferred Stock will be deemed canceled on the books and records of the Company and/or its transfer agent on December 1, 2004 (the "Conversion Date") with no further action on the part of any holder thereof. In exchange for such cancellation, each holder will receive, as soon as practicable after the Conversion Date, such number of shares of Common Stock equal to: (i) the product obtained by multiplying (a) the number of shares of Class E Preferred Stock held of record by such holder, by (b) the par value, divided by (ii) the greater of (a) the closing market price of the Common Stock on the Conversion Date, as quoted on the market on which the shares are traded, or (b) an amount equal to the sum of (A) $3.00, plus (B) an amount equal to the product obtained by multiplying (1) $3.00, by (2) a fraction, the numerator of which is the aggregate Dividends paid on a share of Class E Preferred Stock and the denominator of which is 1.25. If any conversion of Class E Preferred Stock would result in a fractional share of Common Stock, such fractional share shall be disregarded and the number of

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



shares of Common Stock issuable upon the conversion of the Class E Preferred Stock shall be rounded to the nearest whole number of shares. Prior to mandatory conversion, the Company may redeem all or any portion of the outstanding shares of Class E Preferred Stock, at any time, for an amount in cash equal to the par value for each share of Class E Preferred Stock so redeemed.

Warrants

As of June 30, 1998, the Company had 5,074,283 warrants outstanding to purchase 5,074,283 shares of common stock at $6.00 per share and a warrant outstanding to purchase 109,448 shares of common stock at $1.56 per share.

In connection with the Company's February 1996 and May 1996 bridge financings, the Company issued warrants to purchase 1,386,783 shares of common stock at an exercise price and on terms identical to the warrants issued in the IPO.

In connection with the IPO of July 3, 1996, the Company issued 2,300,000 shares of common stock and 2,300,000 warrants. Each warrant entitles the holder thereof to purchase one share of common stock for $6.00 during the four-year period commencing June 28, 1997.

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

In connection with the CAS Sale, the Company engaged an investment banking firm to market the sale and issued to the investment banking firm a warrant to purchase 109,448 shares of common stock for $1.56 per share, at any time until January 21, 2002.

Stock Option Plan

In June 1996,  the Board of  Directors  of the  Company  adopted  the  Amertranz
Worldwide Holding Corp. 1996 Stock Option Plan ("1996 Plan"), which was subsequently approved by shareholders. The 1996 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of incentive stock options ("ISOs") or nonqualified stock options ("NSOs") and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price at at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.10 to $6.00 and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At June 30, 1998, 332,209 stock options granted to employees and directors were exercisable. The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at market value (Note 3). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



                                        Year Ended            Year Ended        Six Months Ended
                                       June 30, 1998         June 30, 1997        June 30, 1996
                                       -------------         -------------     ----------------

Net income
(loss):        As Reported               $ 7,403,643         ($10,508,334)         ($6,396,524)
               Pro Forma                 $ 6,978,972         ($10,833,762)         ($6,997,862)

Basic EPS:     As Reported                     $0.90               ($1.74)              ($1.84)
               Pro Forma                       $0.86               ($1.79)              ($2.01)

Diluted EPS:   As Reported                     $0.53                     -                    -
               Pro Forma                       $0.51                     -                    -

The  effects  of  applying  SFAS No.  123 in the pro  forma  disclosure  are not
indicative  of  future  amounts  as  additional   awards  in  future  years  are
anticipated.

Prior to the adoption of the 1996 Plan, there were 224,399 options granted to purchase common stock at exercise prices ranging from $0.048 to $0.408. These options were granted to the stockholders of Amertranz and the holders of certain convertible promissory notes of Amertranz pursuant to the terms of the Asset Exchange Agreement. At each of June 30, 1998 and 1997, 181,809 options were outstanding and 181,809 were exercisable.

The following table reflects activity under the plan for the three-year period ended June 30, 1998:

                                   Year Ended                 Year Ended               Six Months Ended
                                  June 30, 1998              June 30, 1997               June 30, 1996
                                  -------------              -------------               -------------
                                           Weighted                   Weighted                    Weighted
                                            Average                    Average                     Average
                                           Exercise                   Exercise                    Exercise
                                  Shares     Price         Shares       Price        Shares         Price
                                  ------     -----         ------       -----        ------         -----

Outstanding at beginning of year 431,207       3.08       526,399        2.76        42,590            .16
Granted                                -          -             -           -       483,809           2.99
Exercised                        (14,198)       .16       (38,392)        .68             -              -
Forfeited                         (7,050)      4.25       (56,800)       2.06             -              -
Cancelled                         (2,850)      4.25             -           -             -              -

Outstanding at end of year       407,609      $3.16       431,207       $3.08       526,399           $2.76
Exercisable at end of year       332,209      $2.71       278,109       $2.18       196,005           $ .34


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

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               1996
                                               ----
Risk-Free Interest Rates                       6.05%
Expected Lives                                    5
Expected Volatility                           64.00%
Expected Dividend Yields                       0.00%

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)





The following table summarizes information about stock options outstanding at June 30, 1998:

                                Options Outstanding                               Options Exercisable
                                -------------------                               -------------------
                            Number            Weighted         Weighted         Number          Weighted
                          Outstanding          Average          Average       Exercisable        Average
                              at              Remaining        Exercise           at            Exercise
Exercise Prices            6/30/98         Contractual Life      Price           6/30/98         Price
---------------            -------         ----------------      -----           -------         -----

$0.04 - $0.50              181,809              1.51              $0.35          181,809          $0.35
$4.00 - $6.00              225,800              2.93              $5.41          150,400          $5.56
                           -------                                              --------
$0.04 - $6.00              407,609              2.29              $3.16          332,209          $2.71
                                              =======                                            =======


8. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 1998, future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

       YEAR ENDING                                           CAPITAL LEASES                 OPERATING LEASES
       -----------                                           --------------                 ----------------

         1999                                                     113,000                        1,096,883
         2000                                                     114,478                          656,643
         2001                                                      24,610                          491,445
         2002                                                           -                          260,721
                                                                ---------                        ---------

         Total minimum lease payments                             252,088                       $2,505,692
                                                                                                ==========
         Less--Amount representing interest                       (32,847)
                                                               -----------
                                                                 $219,241

Employment Agreements

The Company has employment agreements with certain employees expiring at various times through July 2001. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 1998, excluding bonuses, was approximately $840,000.

Litigation

On June 15, 1998 the Company was served with a complaint by a former consultant to the Company. The Company, three officers of the Company and two principal shareholders of the Company are named defendants in the lawsuit. The complaint alleges breach of contract, violations of the federal anti-racketeering laws, fraud and failure to pay wages and benefits. The complaint seeks economic damages in excess of $5.6 million, and punitive damages of $7.5 million. The Company intends to vigorously defend the action. The Company believes that the complaint is without merit and that any material recovery by the plaintiff is unlikely.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



9. INCOME TAXES

The Company has a tax net operating loss carry forward of approximately $21,200,000, available to offset future regular federal taxable income, which expire from 2011 through 2013 and which are limited to annual maximum amounts, due to ownership changes, as defined in regulations under Section 382 of the Internal Revenue Code. In 1998, management determined that it has become more likely than not that the Company will realize its net deferred tax assets and it has therefore reduced the valuation allowance by approximately $6,309,000. The determination that the net tax asset is realizable is based on the CAS Sale subsequent to year-end, which resulted in a gain of approximately $16,690,000. The Company's reversal of the valuation allowance against its net deferred tax assets and realization of net operating loss carry forwards resulted in a realization of net income tax benefits of approximately $7,662,000 in the fiscal year ended June 30, 1998.

The components of current and deferred income tax expense (benefit) for the year ended June 30, 1998 are as follows:

(In thousands)
Current:                                                            $       228
State

Deferred:                                                                      -
State
Federal, primarily NOL carry forwards                                    (7,890)
                                                                    ------------

Net income tax benefit                                              $    (7,662)
                                                                     ===========

A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

                                                        Six Months                 Years Ended
                                                      Ended June 30,                 June 30
                                                      --------------                 -------
(In thousands)                                             1996                1997              1998
                                                      --------------        ----------         --------

Income tax benefit at U.S. statutory rate            $     (2,175)        $    (3,573)     $      (88)

Tax deductible goodwill                                                                        (2,158)

State and local income taxes                                                                      228
(net of federal benefit)

Valuation Allowance                                         2,155               3,533          (5,688)

Non deductible expenses                                        20                  40              44
                                                      -----------         -----------      -----------
                                                      $         -         $         -      $   (7,662)
                                                      ===========         ===========      ===========


                        AMERTRANZ WORLDWIDE HOLDING CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



The components of deferred income taxes are as follows:




                                                      Years Ended June 30
                                                      -------------------
(In thousands)                                   1997                    1998
                                                 -----                   -----

NOLs                                             4,457                   7,328

Accrued amounts and other                            -                   1,131
                                                 ------                 ------
                                                 4,457                   8,459

Depreciation and amortization                        -                     185
                                                 -----                   -----
                                                 4,457                   8,644

Valuation allowance                             (4,457)                   (754)
                                                ------                   ------
                                                     -                    7,890
                                                ======                   ======


10. RELATED PARTY TRANSACTIONS

(a) Under the terms of a cargo aircraft charter agreement with Tradewinds Airlines, Inc. ("Tradewinds Air"), a subsidiary of Tradewinds Holdings, Inc., of which TIA owns approximately 30% of the outstanding common stock, CAS has exclusive rights until June 30, 2000 to the use of a leased L-1011 freighter aircraft. While CAS is guaranteed the use of the L-1011 aircraft as needed, it pays only for actual use of the aircraft at market rates. At June 30, 1998, CAS had outstanding payables to Tradewinds Air of approximately $1,697,520 and accrued expenses of $352,411.

(b) CAS had sales to Target of $317,795, and related accounts receivable of approximately $191,000 as of and for the year ended June 30, 1998.

(c) In connection with the acquisition of Consolidated, the Company issued a Promissory Note in the amount of $150,000. During fiscal year 1998 the Promissory Note was reduced by $27,000 as a result of a net worth reconciliation, per terms of the acquisition agreement. At June 30, 1998, the amount outstanding under this note was $60,500. The note bears interest at 8% and now matures July 1, 1999.

(d) The President of Target, who is also a Director of the Company, owns 10% of the shares of Target Airfreight (Hong Kong) Limited ("Target - HKG") and Target
- HKG owns shares in Target Airfreight (Asia) PTE., Limited ("Target SIN").

Target had sales to Target - HKG and Target - SIN of $742,908 and $2,697,282, respectively, for the year ended June 30, 1998; and accounts receivable of $198,036 and $808,962, respectively, at June 30, 1998.

At June 30, 1998, Target owes $304,725 and $182,878 to Target - HKG and Target - SIN, respectively.

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


                                                           KPMG PEAT MARWICK LLP

Greensboro, North Carolina March 8, 1996, except with respect to the last paragraph in Note 2 for which the date is May 1, 1996

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                                 BALANCE SHEETS

                           December 31, 1994 AND 1995

                                                                                        1994              1995
                                                                                        ----              ----
                                        ASSETS

Current assets:
   Cash and cash equivalents                                                        $ 2,141,047        $ 2,463,336
   Accounts receivable, net of allowance for doubtful accounts
      of $131,229 in 1995 and $228,424 in 1994 (Note 7)                               5,196,113          5,379,903
   Income taxes receivable                                                                   --             65,000
   Prepaid expenses and deposits                                                        111,878             84,917
                                                                                    -----------        -----------

          Total current assets                                                        7,449,038          7,993,156
                                                                                    -----------        -----------

   Property and equipment, at cost:
      Ground support equipment                                                        1,211,507          1,259,942
      Furniture, fixtures and leasehold improvements                                    374,751            429,145
                                                                                    -----------        -----------

                                                                                      1,586,258          1,689,087
       Less accumulated depreciation and amortization                                   762,229          1,129,340
                                                                                    -----------          ---------
          Net property and equipment                                                    824,029            559,747
   Notes receivable (Note 3)                                                                 --            500,000
   Other assets                                                                          54,077             54,077
                                                                                    -----------        -----------

                                                                                    $ 8,327,144        $ 9,106,980
                                                                                    ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Note payable to affiliate (Note 4)                                               $ 3,387,808        $ 2,187,808
   Current installments of note payable (Note 4)                                         25,000             25,000
   Accounts payable (Note 7)                                                          1,614,424          1,605,257
   Accrued liabilities (Note 4)                                                       1,479,493          1,235,568
   Income taxes payable                                                                 108,201                 --
                                                                                    -----------        -----------
          Total current liabilities                                                   6,614,926          5,053,633
                                                                                    -----------        -----------

   Note payable (Note 4)                                                                 50,000             25,000
   Note payable to Parent (Note 4)                                                    8,940,336          8,940,336
                                                                                    -----------        -----------

          Total liabilities                                                          15,605,262         14,018,969
                                                                                    -----------         ----------

   Stockholders' equity (deficit):
      Common stock, $.01 par value; 15,000,000 shares
         authorized, 2,100,000 shares issued
         and outstanding                                                                 21,000             21,000
      Accumulated deficit                                                            (7,299,118)        (4,932,989)
                                                                                    -----------        -----------
   Total stockholders' equity (deficit)                                              (7,278,118)        (4,911,989)
   Commitments and contingencies (Notes 6 and 9)
                                                                                    $ 8,327,144        $ 9,106,980
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

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)

                          STATEMENTS OF OPERATIONS AND
                         CHANGES IN ACCUMULATED DEFICIT

                  Years Ended December 31, 1993, 1994 and 1995



                                                                         DECEMBER 31,
                                                     ------------------------------------------------
                                                         1993                1994                1995
                                                         ----                ----                ----


Operating revenue                                      $32,670,727        $38,576,285         $38,211,306
Cost of transportation (Note 7)                         24,231,379         30,254,733          30,300,476
                                                     -------------       ------------        ------------

     Gross profit                                        8,439,348          8,321,552           7,910,830
Selling, general and administrative expenses             6,504,897          4,633,676           4,513,154
                                                     -------------        -----------        ------------

     Operating income                                    1,934,451          3,687,876           3,397,676
Other income (expense):
     Interest expense (Note 4)                          (1,107,520)        (1,143,787)         (1,155,215)
     Other, net                                             41,928            117,214             123,668
                                                     -------------       ------------        ------------

     Total other expense                                (1,065,592)        (1,026,573)         (1,031,547)
                                                     -------------       ------------        ------------
ome before income taxes                                    868,859          2,661,303           2,366,129
Income taxes (Note 5)                                           --            108,201                  --
                                                     -------------       ------------        ------------

Net income                                                 868,859          2,553,102           2,366,129
Accumulated deficit:
     Balance at beginning of year                      (10,721,079)        (9,852,220)         (7,299,118)
                                                      ------------        ------------       -------------

Balance at end of year                               $  (9,852,220)      $ (7,299,118)       $ (4,932,989)
                                                     =============       ============        ============











               See accompanying notes to the financial statements.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
            (FORMERLY THE FREIGHT FORWARDING BUSINESS OF TIA AND CFS)
                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1993, 1994 and 1995

                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                            1993             1994            1995
                                                                            ----             ----            ----

Cash flows from operating activities:
   Net income                                                           $ 868,859       $ 2,553,102      $ 2,366,129
   Adjustments to reconcile net income to
     net cash provided by operating activities
     Depreciation and amortization                                        416,830           377,569          367,111
     Net disposals of property and equipment                                   --            46,978               --
     Bad debt expense                                                     153,574            70,000           41,000
   Changes in assets and liabilities:
     Increase in accounts receivable                                     (771,087)         (949,027)        (224,790)
     Increase in income taxes receivable                                       --                --          (65,000)
     Increase in inventory                                                (11,309)               --               --
     (Increase) decrease in prepaid expenses                             (140,608)          581,376           26,961
     Increase (decrease) in accounts payable                              487,518          (274,010)          (9,167)
     Decrease in accrued liabilities                                     (706,398)         (165,264)        (243,925)
     Increase (decrease) in income taxes payable                               --            68,201         (108,201)
                                                                          -------           --------         --------

       Total adjustments                                                 (571,480)         (244,177)        (216,011)
                                                                        ---------         ---------      -----------
       Net cash provided by operating activities                          297,379         2,308,925        2,150,118

Cash flows from investing activities:
    Cash advances under notes receivable                                       --               --          (500,000)
    Purchases of furniture, fixtures and equipment                        (95,567)          (42,280)        (102,829)
    Increase in other assets                                               (7,393)           (9,405)              --
                                                                        ---------       -----------      -----------

       Net cash used in investing activities                             (102,960)          (51,685)        (602,829)
Cash flows from financing activities:
    Proceeds from Parent cash advance                                     400,000                --               --
    Repayments on Parent cash advance                                    (161,199)         (238,801)              --
    Payments on note payable to affiliate                                      --                --       (1,200,000)
    Repayments on notes payable                                          (274,162)         (231,264)         (25,000)

       Net cash used in financing activities                              (35,361)         (470,065)      (1,225,000)
                                                                          -------           --------     -----------

Net increase in cash and cash equivalents                                 159,058          1,787,175         322,289
Cash and cash equivalents at beginning of year                            194,814            353,872       2,141,047
                                                                          -------          ---------       ---------

Cash and cash equivalents at end of year                                  353,872          2,141,047       2,463,336
                                                                          =======          =========       =========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest                                 586,056          1,666,950         946,155
                                                                          =======          =========         =======
   Cash paid during the year for income taxes                            $     --        $        --        $173,201
                                                                          =======        ===========        ========




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

         Income tax expense for 1993, 1994 and 1995 consists of:

                                              1993
                                              ----
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
                       =========          =========           ========


                                              1994
                                              ----
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
                       =========          =========           ========


                                              1995
                                              ----
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

                  NOTES TO FINANCIAL STATEMENTS -- (Continued)

                        December 31, 1993, 1994 and 1995


(5) Income Taxes--(Continued)

         The temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1994 and 1995 are presented below:


                                                                                     1994                   1995
                                                                                     ----                   ----

Deferred tax assets:
  Allowance for doubtful accounts receivable                                     $    88,172                $50,664
  Alternative minimum tax credit carry forward                                        79,494                 79,494
  Reserves and accruals, not deductible until paid for tax
     purposes                                                                         51,606                 40,656
  Net operating loss carry forwards                                                4,034,683              3,562,667
                                                                                 -----------            -----------

          Total gross deferred tax assets                                          4,253,955              3,733,481
          Less valuation allowance                                                (2,709,088)            (1,891,160)
                                                                                 -----------             ----------

          Net deferred tax assets                                                  1,544,867              1,842,321
Deferred tax liabilities:
  Fixed assets, primarily excess tax over financial statement
     depreciation                                                                 (1,544,867)            (1,842,321)
                                                                                 -----------             ----------

          Total gross deferred tax liabilities                                    (1,544,867)            (1,842,321)
                                                                                 -----------            -----------
                                                                                 $        --            $        --
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

                                                                     SCHEDULE II

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                  Balance at   Charged to    Charged to
                                                   Beginning    Costs and       Other                   Balance at
                                                    of Year     Expenses      Accounts     Deductions   End of Year

For the fiscal year ended June 30, 1996

  Allowance for doubtful accounts                  $    401      $    48      $  -          $    (83)    $    371
                                                   ========      =======      ========      ========     ========

  Accumulated depreciation and amortization
    of property and equipment                      $    106      $   108      $  -          $     (4)    $    210
                                                   ========      =======      ========      ========     ========

  Accumulated amortization of debt
    issuance cost                                  $  -          $ 3,264      $  -          $  -         $  3,264
                                                   ========      =======      ========      ========     ========

  Accumulated amortization of goodwill             $  -          $   191      $  -          $  -         $    191
                                                   ========      =======      ========      ========     ========



For the fiscal year ended June 30, 1997

  Allowance for doubtful accounts                  $    371      $   783      $  -          $   (367)    $    787
                                                   ========      =======      ========      ========     ========

  Accumulated depreciation and amortization
    of property and equipment                      $    210      $   352      $    469      $   (172)    $    859
                                                   ========      =======      ========      ========     ========

  Accumulated amortization of debt
    issuance cost                                  $  3,264      $   104      $  -          $ -          $  3,368
                                                   ========      =======      ========      ========     ========

  Accumulated amortization of goodwill             $    191      $   518      $  -          $  -         $    709
                                                   ========      =======      ========      ========     ========


  Reserve for restructuring                        $   -         $ 3,408      $  -          $   (726)    $  2,682
                                                   ========      =======      ========      ========     ========


For the fiscal year ended June 30, 1998

  Allowance for doubtful accounts                  $    787      $   207      $  -          $   (479)    $    515
                                                   ========      =======      ========      ========     ========

  Accumulated depreciation and amortization
    of property and equipment                      $    859      $   536      $   (447)     $  -         $    948
                                                   ========      =======      ========      ========     ========

  Accumulated amortization of debt
    issuance cost                                  $  3,368      $  -         $  -          $  -         $  3,368
                                                   ========      =======      ========      ========     ========

  Accumulated amortization of goodwill             $    709      $   596      $  -          $  -         $  1,305
                                                   ========      =======      ========      ========     ========


  Reserve for restructuring                        $  2,682      $  -         $  -          $ (2,418)    $    264
                                                   ========      =======      ========      ========     ========