Form 10-Q
period 1998-09-30
AMERTRANZ WORLDWIDE HOLDING CORP
filed 1998-11-13
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1998

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29754


                        AMERTRANZ WORLDWIDE HOLDING CORP.

             (Exact name of registrant as specified in its charter)

Delaware                                          11-3309110
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                     Identification No.)

112 East 25th Street
Baltimore, Maryland                               21218
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (410) 338-0127

                                  Inapplicable
         (Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

At November 12, 1998, the number of shares outstanding of the registrant's common stock was 8,229,789.

                                TABLE OF CONTENTS




Part I - Financial Information                                             Page

Item 1.           Financial Statements:

                  Consolidated Balance Sheets,
                  September 30, 1998 (unaudited) and
                  June 30, 1998 (audited)                                     3

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  September 30, 1998 and 1997 (unaudited)                     4

                  Consolidated   Statements  of  Shareholders'
                  Equity  for the Year  Ended  June  30,  1998
                  (audited)   and  the  Three   Months   Ended
                  September 30, 1998 (unaudited) 5

                  Consolidated Statements of Cash Flows
                  for the Three Months Ended September 30,
                  1998 and 1997 (unaudited)                                   6

                  Notes to Unaudited Consolidated Financial
                  Statements                                                  8

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 10


Part II - Other Information

Item 1.           Legal Proceedings                                          13

Item 6.           Exhibits and Reports on Form 8-K                           13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30, 1998              June 30, 1998
                                                                  ------------------              -------------
                                    ASSETS                            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of
  $2,000,000 and $0, respectively                                     $ 11,554,186                $    879,797
Accounts receivable, net of allowance for doubtful
  accounts of $525,901 and $514,542, respectively                        8,683,276                  14,555,151
Deferred income taxes                                                           --                   7,705,092
Prepaid expenses and other current assets                                  335,709                     604,588
                                                                      ------------                ------------
         Total current assets                                           20,573,171                  23,744,628
PROPERTY AND EQUIPMENT, net                                                434,425                     755,822
OTHER ASSETS                                                               267,504                     238,904
DEFERRED INCOME TAXES                                                      184,895                     184,895
GOODWILL, net of accumulated amortization of
  $1,453,604 and $1,305,445, respectively                               13,474,420                  13,622,579
                                                                      ------------                ------------
         Total assets                                                 $ 34,934,415                $ 38,546,828
                                                                      ============                ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $  3,981,058                $  8,542,850
Accrued expenses                                                         3,490,921                   1,990,880
Accrued transportation expenses                                          3,379,496                   3,880,195
Taxes payable                                                            1,366,800                     110,000
Reserve for restructuring                                                  201,259                     264,143
Note payable to bank                                                       734,278                   6,745,853
Note payable to affiliate                                                       --                     905,913
Notes payable to creditors                                                      --                      53,835
Current portion of long-term debt due to affiliate                              --                   3,332,126
Current portion of long-term debt                                           48,000                      50,000
Dividends payable                                                           65,328                     117,524
Lease obligation-current portion                                            94,522                      91,735
                                                                      ------------                ------------
Total current liabilities                                               13,361,662                  26,085,054
LONG-TERM DEBT DUE TO AFFILIATE                                                 --                   4,000,000
LONG TERM DEBT                                                                  --                      10,500
LEASE OBLIGATION--LONG-TERM                                                102,801                     127,506
                                                                      ------------                ------------
         Total liabilities                                            $ 13,464,463                $ 30,223,060
                                                                      ------------                ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized,
 457,207 and 621,387 shares issued and outstanding respectively          4,572,070                   6,213,870
Common stock, $.01 par value; 15,000,000 shares authorized,
 8,479,094 and 8,419,094 shares issued and outstanding,
  respectively                                                              84,790                      84,190
Paid-in capital                                                         22,605,731                  22,546,331
Accumulated deficit                                                     (5,781,389)                (20,509,373)
Less:  Treasury stock, 106,304 shares held at cost                         (11,250)                    (11,250)
                                                                      ------------                ------------
         Total shareholders' equity                                     21,469,952                   8,323,768
                                                                      ------------                ------------
         Total liabilities and shareholders' equity                   $ 34,934,415                $ 38,546,828
                                                                      ============                ============

               The accompanying notes are an integral part of this
                          consolidated balance sheet.

                  AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Three months ended September 30,
                                                                              1998             1997

Operating revenues:
  Operating revenues - Target subsidiary                                   9,650,938      12,351,840
  Operating revenues - CAS subsidiary                                      1,585,776      12,366,812
                                                                           ---------      ----------
         Operating revenues                                               11,236,714      24,718,652

Cost of transportation:
  Cost of transportation - Target subsidiary                               7,003,382       9,382,836
  Cost of transportation - CAS subsidiary                                  1,319,730       9,593,347
                                                                           ---------       ---------
         Cost of transportation                                            8,323,112      18,976,183

Gross profit:
  Gross profit - Target subsidiary                                         2,647,556       2,969,004
  Gross profit - CAS subsidiary                                              266,046       2,773,465
                                                                             -------       ---------
         Gross profit                                                      2,913,602       5,742,469

Selling, general and administrative expenses:
  Selling, general and administrative expenses - Target subsidiary         2,704,809       3,162,327
  Selling, general and administrative expenses - CAS subsidiary              428,347       1,458,441
  Selling, general and administrative expenses - Corporate                   840,476         261,587
  Depreciation and amortization                                              195,475         229,549
                                                                             -------         -------
         Selling, general and administrative expenses                      4,169,107       5,111,904

Other income (expense):
  Interest income (expense)                                                   45,518        (364,369)
  Other income (expense)                                                     120,926          (1,191)
  Gain on sale of subsidiary                                              24,832,353              --
                                                                          ----------      ----------

Income before income taxes                                                23,743,292         265,005
  Provision for income taxes                                               8,955,572          35,000
                                                                           ---------          ------
Net income                                                                14,787,720         230,005
                                                                          ==========         =======

Net income per share:
  Basic                                                                         1.74            0.03
                                                                                ====            ====
  Diluted                                                                       0.96            0.01
                                                                                ====            ====

Weighted average shares outstanding:
  Basic                                                                    8,458,877       6,944,443
                                                                           =========       =========
  Diluted                                                                 15,356,794      11,878,662
                                                                          ==========      ==========






               The accompanying notes are an integral part of this
                            consolidated statement.

                        AMERTRANZ WORLDWIDE HOLDING CORP.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 1998 AND THE
                THREE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED)

                                                                          Additional
                                    Preferred Stock       Common Stock      Paid-in      Treasury Stock    Accumulated
                                    ---------------       ------------                   --------------
                                    Shares   Amount     Shares    Amount    Capital      Shares   Amount     Deficit        Total
                                    ------   ------     ------    ------    -------      ------   ------     -------        -----

Balance, June 30, 1997            498,000 $4,980,000  6,826,504  $68,265 $20,972,256     106,304($11,250)($27,439,695)  ($1,430,424)

Additional costs associated with
  the Private Placement             -           -         -        -           -          -        -          (34,908)      (34,908)

Common stock issued in connection
  with the conversion of Class A
  Preferred Stock                (110,250)(1,102,500) 1,102,500   11,025   1,091,475      -        -            -                 0

Stock options exercised             -           -        52,590      525        (525)     -        -            -                 0

Preferred stock issued for repayment
  of secured long-term debt of
  Amertranz Worldwide, Inc.       100,000  1,000,000      -        -           -          -        -            -         1,000,000

Preferred stock issued for the purchase
  of $1,581,800 of trade debt of
  Amertranz Worldwide, Inc.       158,180  1,581,800      -        -           -          -        -            -         1,581,800

Common stock issued in connection
  with the conversion of Class B
  Preferred Stock                 (20,000)  (200,000)   200,000    2,000     198,000      -        -            -                 0

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                 (23,750)  (237,500)   237,500    2,375     235,125      -        -            -                 0

Preferred stock dividends associated
with the Class A Preferred Stock   12,696    126,960                                                         (126,960)            0

Preferred Stock dividends associated
with the Class D Preferred Stock    6,511     65,110                                                          (65,110)            0

Cash dividends associated with the
Class C Preferred Stock             -           -         -        -           -          -        -         (246,343)     (246,343)

Warrants issued in connection with
  the sale of the assets of CAS     -           -         -        -          50,000      -        -            -            50,000

Net Profit                          -           -         -        -           -          -        -        7,403,643     7,403,643
                                   ------  ---------   --------   ------   ---------     -------  ------   ----------    ----------

Balance, June 30, 1998            621,387 $6,213,870  8,419,094  $84,190 $22,546,331    106,304 ($11,250)($20,509,373)   $8,323,768
                                  ======= ==========  =========  ======= ===========    =======  ======== ============    ==========

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                  (6,000)   (60,000)    60,000      600       59,400     -        -            -                 0

Cash dividends associated with the
  Class C Preferred Stock           -          -         -        -            -          -        -          (59,736)     (59,736)

Redemption of Class E
  Preferred Stock                (158,180)(1,581,800)    -        -            -          -        -            -       (1,581,800)


Net income                          -           -         -        -           -          -        -       14,787,720    14,787,720
                                   ------  ---------   --------   ------   ---------     -------  ------   ----------    ----------

Balance, September 30, 1998       457,207 $4,572,070  8,479,094  $84,790 $22,605,731     106,304($11,250) ($5,781,389)  $21,469,952
                                  ======= ==========  =========  ======= ===========     ===============  ===========   ===========




   The accompanying notes are an integral part of this consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Three Months Ended September 30,
                                                                             --------------------------------
                                                                                    1998               1997
                                                                                    ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 14,787,720          $230,008
Bad debt expense                                                                     11,359            28,520
Depreciation and amortization                                                       195,476           229,549
Gain on CAS sale                                                                (24,832,353)               --
Deferred income tax benefit                                                       7,705,092                --
Adjustments to reconcile net income to net cash used in operating activities-
   Decrease (increase) in accounts receivable                                     5,860,516        (3,569,133)
   Decrease in prepaid expenses and other current assets                             62,626           270,810
   (Increase) decrease in other assets                                             (103,084)           51,692
   (Decrease) increase in accounts payable and accrued expenses                  (3,998,577)        1,895,063
                                                                               ------------       -----------
         Net cash used in operating activities                                    (311,225)          (863,491)
                                                                               ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (375,227)         (165,793)
Proceeds from CAS sale, net of closing costs                                     25,762,397                --
         Net cash provided by (used in) investing activities                     25,387,170          (165,793)
                                                                               ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional costs relating to the Private Placement                                        -           (34,907)
Dividends paid                                                                     (117,524)          (12,875)
Net (repayment) borrowing from note payable to bank                              (6,011,575)          357,839
(Repayment) proceeds of short-term debt                                          (3,332,126)          148,582
Repayment of long-term debt                                                      (4,012,500)          (12,500)
Repayment of revolving loan due to affiliate                                       (905,913)               --
Payment of lease obligations                                                        (21,918)               --
                                                                               ------------       -----------
Net cash (used in) provided by financing activities:                            (14,401,556)          446,139
                                                                               ------------       -----------

         Net increase (decrease) in cash and cash equivalents                   $10,674,389         ($583,145)

CASH AND CASH EQUIVALENTS, beginning of the period                                  879,797         1,382,243
                                                                               ------------       -----------

CASH AND CASH EQUIVALENTS, end of the period                                   $ 11,554,186       $   799,098
                                                                               ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                              41,741          213,005
Income taxes                                                                         107,387            9,604












              The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                   Three Months Ended September 30,
                                                                   --------------------------------
                                                                         1998              1997
                                                                         ----              ----

Redemption of 158,180 Class E Preferred Shares                       $ (1,581,800)         -
Conversion of 6,000 Class C Preferred Shares                         $    (60,000)         -
Issuance of Common Stock for Conversion of 6,000
  Class C Preferred Shares                                           $          60         -
TIA, Inc. conversion of 110,250 Class A Preferred Shares                   -          $(1,102,500)
Issuance of Common Stock for TIA, Inc. conversion of
   110,250 Class A Preferred Shares                                  $     -          $     11,025
Issuance of Common Stock for Stock Options exercised                 $     -          $        525



















               The accompanying notes are an integral part of this
                            consolidated statement.

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 1998 and their consolidated results of operations and cash flows for the three and nine months ended September 30, 1998 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Amertranz Worldwide Holding Corp. (the "Company") Form 10-K for the year ended June 30, 1998.

Note 2 - Disposition of Assets

On July 13, 1998, the Company's Caribbean Air Services, Inc. ("CAS") subsidiary sold substantially all of the operating assets of CAS to Geologistics Air Services, Inc., an indirect wholly-owned subsidiary of Geologistics Corporation ("Geologistics"), for $27 million in cash (the "CAS Sale"), in accordance with the terms of the Asset Purchase Agreement among the parties dated June 15, 1998 (the "Asset Purchase Agreement").

Under the terms of the Asset Purchase Agreement CAS retained its accounts receivable. CAS realized $1.4 million from these accounts receivable after payment of liabilities during the quarter ended September 30, 1998, and the Company expects that CAS will realize an additional $1.7 million from these accounts receivable after payment of the balance of its liabilities.

The Company realized a $24,832,353 pre-tax gain from the CAS Sale. This gain resulted from sale proceeds of $27,000,000, reduced by (i) the sale of the CAS assets at a book value of $930,044, and (ii) closing costs of $1,237,603.

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

Note 3 - Earnings Per Share

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

               AMERTRANZ WORLDWIDE HOLDING CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the three months ended September 30, 1998 is as follows:

                                                Three Months Ended                       Three Months Ended
                                                September 30, 1998                       September 30, 1997
                                        ----------------------------------      ----------------------------------
                                           Income       Shares     Per Share       Income       Shares    Per Share
                                        (Numerator) (Denominator)   Amounts     (Numerator) (Denominator)  Amounts
                                        ----------- -------------   -------     ----------- -------------  -------

Net earnings                            $14,787,720                             $230,005
Preferred stock dividends               (59,736)                                (54,000)
                                        -------                                 -------
BASIC EPS
Net earnings attributable to
common stock                            $14,727,984   8,458,877      $1.74      $176,005     6,944,443      $0.03
                                                                     =====                                  =====

EFFECT OF DILUTIVE SECURITIES
Convertible Preferred Stock                           6,716,108                              4,721,889
Stock options                                         181,809                                  212,330
Stock warrants                                              0                                        0
                                                      -------                                ---------

DILUTED EPS
Net earnings attributable to common
stock and assumed preferred
conversions and option exercises        $14,727,984   15,356,794     $0.96      $176,005    11,878,662      $0.01
                                        ===========   ==========     =====      ========    ==========      =====



Options to purchase 225,800 shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares. As a result of the CAS sale, 150,800 of such options were cancelled. Therefore, only 75,000 of such options were still outstanding at the end of the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company's historical operating losses and ability to sustain recent profitability following the CAS Sale, (ii) the Company's ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (iii) competitive practices in the industries in which the Company competes, (iv) the Company's dependence on current management, (v) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular,
(vi) general economic conditions, and (vii) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

OVERVIEW

         The Company was incorporated in January 1996 to continue the freight forwarding business of TIA, Inc. ("TIA") and Caribbean Freight System, Inc. ("CFS") and acquire Amertranz Worldwide, Inc. ("Amertranz"). The Company generated operating revenues of $97.8 million, $75.4 million, and $27.4 million, and had a net profit of $7.4 million, and net losses of $10.5 million, and $6.4 million, for the fiscal years ended June 30, 1998 and 1997 and the six months ended June 30, 1996, respectively. The fiscal year 1998 profit includes a $7.6 million net income tax benefit arising from the CAS Sale which closed on July 13, 1998, and the fiscal year 1997 loss included a charge of $3.4 million attributed to restructuring costs in connection with the closing of the Company's Amertranz subsidiary. The Company had consolidated earnings (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $2.6 million, ($8.3 million), and ($2.0 million), for the fiscal years ended June 30, 1998 and 1997 and the six months ended June 30, 1996, respectively.

         Because of continuing losses in the Company's Amertranz subsidiary for each of its operating periods, on June 23, 1997 the Company's Amertranz subsidiary ceased operations and transferred its customer accounts to the Company's Target subsidiary for fair consideration.

         *  Following  the  closing of the  Amertranz  subsidiary,  the  Company determined that it would be in the best interests of the Company and its shareholders to deleverage the Company's balance sheet and create the cash resources needed to grow the Company's freight forwarding and logistics business. While the Company's CAS subsidiary has been historically profitable, management determined that this strategy can best be accomplished by the sale of the operations of its CAS subsidiary. On July 13, 1998, the Company's CAS subsidiary sold substantially all of its operating assets to a subsidiary of Geologistics Corporation for $27 million in cash pursuant to the terms of an Asset Purchase Agreement dated June 15, 1998. As a result of the CAS Sale, the Company deleveraged its balance sheet by repaying approximately $15 million in outstanding liabilities and obtained required working capital to take advantage of growth opportunities available to the Company's Target subsidiary. These opportunities include improved vendor pricing and attracting quality personnel and agents on a world-wide basis, which the Company believes will drive its future profitability. In addition, the Company may consider strategic acquisitions. There can be no assurance that this strategy to increase profitability will be successful.

         * Management believes that the results of the Company's operations for the three months ended September 30, 1998 (all but 12 days of which were following the CAS Sale) indicate management's concentrated focus on Target's business together with the Company's available resources following the CAS Sale will enable the Company to achieve the intended growth. While Target's gross freight revenues were down in the current quarter from the corresponding 1997 period, the reduction was mostly due to the elimination of unprofitable sources of revenues. For the quarter ended September 30, 1998, Target's gross profit margin (i.e., gross freight revenues less cost of transportation expressed as a percentage of gross freight revenue) improved to 27.4% from 24.0% for the corresponding period of 1997, a 14.2% improvement. This increased margin accounts for approximately $328,000 of Target's gross profit. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and independent agents and reducing fixed selling, general and administrative costs to improve the Company's net income.

RESULTS OF OPERATIONS

         The following discussion relates to the combined results of operation of the Company for the three month period ended September 30, 1998, compared to results of operation for the three month period ended September 30, 1997.

Three Months ended September 30, 1998 and 1997

         Operating Revenue. Operating revenue decreased to $11.2 million for the three months ended September 30, 1998 from $24.7 million for the three months ended September 30, 1997, a 54.6% decrease. Of this decrease, 80% resulted from the inclusion of CAS's operating revenue for the full 1997 period but only for 12 days of the 1998 period due to the CAS Sale on July 13, 1998. The balance of this decrease occurred within the operations of the Company's Target Airfreight, Inc. ("Target") subsidiary where operating revenue decreased to $9,650,938 for the three months ended September 30, 1998 from $12,351,840 for the corresponding 1997 period, a 21.9% decrease. This decrease in Target's operating revenue is the result of the elimination of unprofitable sources of revenue in order to improve Target's operating results.

         Cost of Transportation. Cost of transportation was 74.1% of operating revenue for the three months ended September 30, 1998, and 76.8% of operating revenue for the three months ended September 30, 1997. This decrease is due to
(i) a reduction in Target's cost of transportation as a percentage of sales (72.6% for the 1998 period, from 76.0% for the 1997 period), and (ii) the historically higher cost of transportation for the Company's CAS subsidiary than the Company's Target subsidiary.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the three months ended September 30, 1998 increased to 25.9% of operating revenue from 23.2% of operating revenue for the three months ended September 30, 1997.

         Within the Company's Target subsidiary, gross profit margin increased to 27.4% from 24.0% for the three months ended September 30, 1998 and 1997, respectively. This increase in gross profit margin accounts for approximately $328,000 of Target's gross profit for the three months ended September 30, 1998. Target's actual gross profit decreased by $321,448, to $2,647,556 for the three months ended September 30, 1998 from $2,969,004 for the three months ended September 30, 1997. This decrease is a function of lower operating revenue as explained above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 37.1% of operating revenue (30.7% excluding non-recurring expenses explained in (ii) and (iii), below) for the three months ended September 30, 1998, and 20.7% of operating revenue for the three months ended September 30, 1997. This increase was primarily due to (i) the historically lower selling, general and administrative expenses as a percentage of sales for the CAS subsidiary than the Target subsidiary; (ii) non-recurring expenses of $104,119 incurred in the 1998 period to wind down the Company's CAS subsidiary (primarily, the collection of accounts receivable and payment of accounts payable); and (iii) the non-recurring accrual in the 1998 period (reflected within "Selling, general and administrative expenses - Corporate") of executive bonus compensation of $619,015 as a result of the CAS Sale.

         Within the Company's Target subsidiary, selling, general and administrative expenses were 28.0% for the three months ended September 30, 1998 and 25.6% for the period ended September 30, 1997. This increase is primarily due to a constant level of fixed costs despite a reduction in operating revenue and a corresponding reduction in variable selling, general and administrative expenses.

         Net Income. The Company realized net income of $14,787,720 for the three months ended September 30, 1998, compared to a net income of $230,005 for the three months ended September 30, 1997. This increase was due to the CAS Sale.

         The Company had consolidated earnings (losses) before interest, taxes, depreciation and amortization ("EBITDA") of approximately $23,893,000 and $860,000 for the three months ended September 30, 1998 and 1997, respectively. EBITDA, excluding earnings from the CAS Sale and the non-recurring expenses explained under "Selling, general, and administrative expenses", above, was approximately ($216,000) for the three months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         General. During the three months ended September 30, 1998, net cash used in operating activities was $311,000. Cash provided by investing activities was $25,387,000, which consisted of net proceeds in connection with the CAS Sale totaling $25,762,000, less capital expenditures of $375,000. Cash used in financing activities was $14,402,000, which primarily consisted of the repayment of long and short term debt and the purchase of subsidiaries' long and short term debt.

         Following the closing of the Company's Amertranz subsidiary, the Company entered into an Extension and Composition Agreement dated as of November 7, 1997 with certain general unsecured creditors of the Company's Amertranz subsidiary, whereby $1,581,799 of trade debt of the Amertranz subsidiary was acquired by the Company in exchange for the issuance of 158,180 shares of the Company's Class E Preferred Stock. On September 24, 1998 the Company announced the redemption of the Class E Preferred Shares. The Company has reserved $1,581,799 for this redemption.

         Currently, approximately $1.7 million of the Company's outstanding accounts payable represent unsecured trade payables of the Company's closed Amertranz subsidiary.

         Capital expenditures. Capital expenditures for the three months ended September 30, 1998 were $375,227.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and funds remaining from the CAS Sale. As of September 30, 1998, the Company had $1,794,000 available under its $10 million accounts receivable financing facility and approximately $11,554,000 from operations and remaining proceeds from the CAS Sale. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and competition, none of which can be predicted with certainty.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company has previously reported in its Annual Report on Form 10-K for the fiscal year ended June 30, 1998, that on June 15, 1998, the Company was served with a complaint filed in the United States District Court for the Eastern District of New York (case number CV 98 3777), by Martin Hoffenberg, a former consultant to the Company. The Company, its Amertranz, Target, and CAS subsidiaries, Stuart Hettleman (president and a director of the Company), Richard A. Faieta (a former officer and director of the Company), and two principal shareholders of the Company, are named defendants in the lawsuit. The complaint is based on events occurring prior to February 1996, when Mr. Hoffenberg controlled the Amertranz subsidiary as its president and chairman, and on events occurring subsequent thereto, when Mr. Hoffenberg served as a consultant to the Company. The complaint alleges breach of contract, violations of the federal anti-racketeering laws, fraud, and failure to pay wages and benefits. The complaint seeks economic damages in excess of $5.6 million, and punitive damages of $7.5 million. The Company intends to vigorously defend the action. The Company believes that the complaint is without merit and that any material recovery by Mr. Hoffenberg is unlikely. No material developments have occurred in this litigation since first reported.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.
3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1998, File No. 0-29754)
3.2      By-Laws of Registrant, as amended (incorporated by reference to Exhibit
         3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1998, File No. 0-29754)
4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
4.3 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)
10.2 Accounts Receivable Management and Security Agreement, dated January 16, 1997 by and between BNY Financial Corp., as Lender, and Amertranz Worldwide, Inc., Caribbean Air Services, Inc., and Consolidated Air Services, Inc., as Borrowers, and guaranteed by Amertranz Worldwide Holding Corp. ("BNY Facility Agreement") (incorporated by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)
10.3 Letter Amendment to BNY Facility Agreement, dated April 16, 1997 ("BNY Letter Amendment") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)

10.4 Shadow Warrant entered into in connection with the BNY Letter Amendment (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)
10.5 Letter Amendment to BNY Facility Agreement, dated September 25, 1997 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No.
         0-29754)
10.6     Loan and Security  Agreement dated October  25,1995  between  Amertranz
         Worldwide, Inc. and TIA, Inc., as amended January 24, 1996 (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.7 Form of Amended and Restated Promissory Note of Amertranz Worldwide, Inc. payable to TIA, Inc. in principal amount of $800,000 (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.8 Revolving Credit Promissory Note dated February 7, 1996 of Caribbean Air Services, Inc. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $4,000,000 (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.9 Promissory Note dated February 7, 1996 of Amertranz Worldwide Holding Corp. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $10,000,000 (incorporated by reference to Exhibit
         10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.10 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to
         Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)
10.11 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Richard A. Faieta (incorporated by reference to
         Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)
10.12 Cargo Aircraft Charter Agreement dated February 28, 1994 between TIA, Inc. and Florida West Airlines, Inc., as amended and assigned November 29, 1995 (incorporated by reference to Exhibit 10.15 to the
         Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.13 Asset Purchase Agreement dated as of June 15, 1998, by and among Amertranz Worldwide Holding Corp., Caribbean Air Services, Inc., and Geologistics Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated July 13, 1998, File No. 0-29754)
10.14 Lease Agreement dated August 7, 1990 between S Partners and Caribbean Freight System, Inc. for the premises at 7001 Cessna Drive, Greensboro, North Carolina, as amended and extended April 9, 1994 (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.15(P) Lease Agreement for Los Angeles Facility  (incorporated by reference to
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
27       Financial Data Schedule

(b)      Reports on Form 8-K:

                  On July 27, 1998, the Registrant filed a current Report on Form 8-K, dated July 13, 1998, reporting the sale of substantially all of the assets of the Registrant's Caribbean Air Services, Inc. subsidiary to a subsidiary of Geologistics Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1998            AMERTRANZ WORLDWIDE HOLDING CORP.
                                                 Registrant


                                    /s/  Stuart Hettleman
                                    ---------------------
                                    President, Chief Executive Officer



                                     /s/  Philip J. Dubato
                                     ---------------------
                                     Vice President, Chief Financial Officer


C75407B.198