Form 10-Q
period 1998-12-31
TARGET LOGISTICS INC
filed 1999-02-16
CIK 1009480

================================================================================





                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 1998

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29754


                             TARGET LOGISTICS, INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

At February 12, 1999, the number of shares outstanding of the registrant's common stock was 8,261,068.



================================================================================

                                TABLE OF CONTENTS
                                -----------------



Part I - Financial Information                                           Page
                                                                         ----

      Item 1.     Financial Statements:

                  Consolidated Balance Sheets,
                  December 31, 1998 (unaudited) and
                  June 30, 1998 (audited)                                  3

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  December 31, 1998 and 1997 (unaudited)                   4

                  Consolidated Statements of Operations
                  for the Six Months Ended
                  December 31, 1998 and 1997 (unaudited)                   5

                  Consolidated Statements of Shareholders'
                  Equity for the Year Ended June 30, 1998 (audited)
                  and the Six Months Ended December 31, 1998 (unaudited)   6

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended December 31,
                  1998 and 1997 (unaudited)                                7

                  Notes to Unaudited Consolidated Financial
                  Statements                                               9

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               11


Part II - Other Information

      Item 1.     Legal Proceedings                                        15

      Item 4.     Submission of Matters to a Vote of Security Holders      15

      Item 6.     Exhibits and Reports on Form 8-K                         15

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31, 1998              June 30, 1998
                                                                   -----------------              -------------
                                    ASSETS                            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of
  $2,000,000 and $0, respectively                                     $  8,523,776                $    879,797
Accounts receivable, net of allowance for doubtful
  accounts of $677,856 and $514,542, respectively                        7,518,637                  14,555,151
Deferred income taxes                                                      355,667                   7,705,092
Prepaid expenses and other current assets                                  156,575                     604,588
                                                                      ------------                ------------
         Total current assets                                           16,554,655                  23,744,628
PROPERTY AND EQUIPMENT, net                                                397,804                     755,822
OTHER ASSETS                                                               295,427                     238,904
DEFERRED INCOME TAXES                                                      184,895                     184,895
GOODWILL, net of accumulated amortization of
  $1,629,570 and $1,305,445, respectively                               13,325,453                  13,622,579
                                                                      ------------                ------------
         Total assets                                                 $ 30,758,234                $ 38,546,828
                                                                      ============                ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $  2,967,518                $  8,542,850
Accrued expenses                                                         2,377,607                   1,990,880
Accrued transportation expenses                                          3,819,274                   3,880,195
Taxes payable                                                              613,198                     110,000
Reserve for restructuring                                                  141,362                     264,143
Note payable to bank                                                       218,724                   6,745,853
Note payable to affiliate                                                       --                     905,913
Notes payable to creditors                                                      --                      53,835
Current portion of long-term debt due to affiliate                              --                   3,332,126
Current portion of long-term debt                                           35,500                      50,000
Dividends payable                                                          178,669                     117,524
Lease obligation-current portion                                            97,339                      91,735
                                                                      ------------                ------------
Total current liabilities                                               10,449,191                  26,085,054
LONG-TERM DEBT DUE TO AFFILIATE                                                 --                   4,000,000
LONG TERM DEBT                                                                  --                      10,500
LEASE OBLIGATION--LONG-TERM                                                 77,352                     127,506
                                                                      ------------                ------------
         Total liabilities                                            $ 10,526,543                $ 30,223,060
                                                                      ------------                ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized,
 457,207 and 621,387 shares issued and outstanding respectively          4,572,070                   6,213,870
Common stock, $.01 par value; 15,000,000 shares authorized,
 7,965,693 and 8,419,094 shares issued and outstanding,
  respectively                                                              79,656                      84,190
Paid-in capital                                                         22,605,731                  22,546,331
Accumulated deficit                                                     (6,586,763)                (20,509,373)
Less:  Treasury stock, 619,705 shares held at cost                        (439,003)                    (11,250)
                                                                      ------------                ------------
         Total shareholders' equity                                     20,231,691                   8,323,768
                                                                      ------------                ------------
         Total liabilities and shareholders' equity                   $ 30,758,234                $ 38,546,828
                                                                      ============                ============

 The accompanying notes are an integral part of this consolidated balance sheet.


                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                       Three months ended December 31,
                                                                       -------------------------------
                                                                              1998             1997
                                                                              ----             ----

Operating revenues:
  Operating revenues - Target subsidiary                                $10,534,009      $11,859,599
  Operating revenues - CAS subsidiary                                       (16,491)      13,595,903
                                                                        ------------      ----------
         Operating revenues                                              10,517,518       25,455,502

Cost of transportation:
  Cost of transportation - Target subsidiary                              7,957,159        9,324,639
  Cost of transportation - CAS subsidiary                                    36,377       10,743,018
                                                                        -----------       ----------
         Cost of transportation                                           7,993,536       20,067,657

Gross profit:
  Gross profit - Target subsidiary                                        2,576,850        2,534,960
  Gross profit - CAS subsidiary                                             (52,868)       2,852,885
                                                                        -----------       ----------
         Gross profit                                                     2,523,982        5,387,845

Selling, general and administrative expenses:
  Selling, general and administrative expenses - Target subsidiary        3,129,254        2,844,334
  Selling, general and administrative expenses - CAS subsidiary              59,599        1,560,352
  Selling, general and administrative expenses - Corporate                  217,333          242,562
  Depreciation and amortization                                             210,487          214,369
                                                                        -----------       ----------
         Selling, general and administrative expenses                     3,616,673        4,861,617

Other income (expense):
  Interest income (expense)                                                 106,362         (372,727)
  Other income (expense)                                                     (1,635)         190,256
  Gain on sale of subsidiary                                                    --              --

Income before income taxes                                                 (987,964)         343,757
  Provision (benefit) for income taxes                                     (355,667)          30,000
                                                                        ------------      ----------
Net income                                                              $  (632,297)     $   313,757
                                                                        ===========      ===========

Net income per share:
  Basic                                                                      ($0.10)           $0.03
                                                                             ======            =====
  Diluted(1)                                                                    ---            $0.02
                                                                             ======            =====

Weighted average shares outstanding:
  Basic                                                                   8,247,844        8,077,896
                                                                        ===========       ==========
  Diluted(1)                                                                    ---       12,689,220
                                                                        ===========       ==========



(1)Diluted loss per share for the three months ended December 31, 1998 is anti-dilutive.


               The accompanying notes are an integral part of this
                            consolidated statement.


                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Six months ended December 31,
                                                                        -----------------------------
                                                                              1998             1997
                                                                              ----             ----

Operating revenues:
  Operating revenues - Target subsidiary                                $20,184,947      $24,211,439
  Operating revenues - CAS subsidiary                                     1,569,285       25,962,715
                                                                        -----------       ----------
         Operating revenues                                              21,754,232       50,174,154

Cost of transportation:
  Cost of transportation - Target subsidiary                             14,960,541       18,707,475
  Cost of transportation - CAS subsidiary                                 1,356,107       20,336,365
                                                                        -----------       ----------
         Cost of transportation                                          16,316,648       39,043,840

Gross profit:
  Gross profit - Target subsidiary                                        5,224,406        5,503,964
  Gross profit - CAS subsidiary                                             213,178        5,626,350
                                                                        -----------       ----------
         Gross profit                                                     5,437,584       11,130,314

Selling, general and administrative expenses:
  Selling, general and administrative expenses - Target subsidiary        5,834,063        6,006,661
  Selling, general and administrative expenses - CAS subsidiary             514,113        3,097,753
  Selling, general and administrative expenses - Corporate                1,031,642          425,189
  Depreciation and amortization                                             405,962          443,918
                                                                        -----------       ----------
         Selling, general and administrative expenses                     7,785,780        9,973,521

Other income (expense):
  Interest income (expense)                                                 151,880         (737,096)
  Other income (expense)                                                    119,291          189,065
  Gain on sale of subsidiary                                             24,832,353              --
                                                                        -----------       ----------

Income before income taxes                                               22,755,328          608,762
  Provision for income taxes                                              8,599,905           65,000
                                                                        -----------       ----------
Net income                                                              $14,155,423      $   543,762
                                                                        ===========       ==========

Net income per share:
  Basic                                                                       $1.67            $0.06
                                                                              =====            =====
  Diluted                                                                     $0.98             0.03
                                                                              =====            =====

Weighted average shares outstanding:
  Basic                                                                   8,353,360        7,511,169
                                                                         ==========       ==========
  Diluted                                                                14,203,298       12,283,941
                                                                         ==========       ==========



               The accompanying notes are an integral part of this
                            consolidated statement.

                                        5


                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 1998 AND THE
                 SIX MONTHS ENDED DECEMBER 31, 1998 (UNAUDITED)

                                                                          Additional
                                    Preferred Stock       Common Stock      Paid-in      Treasury Stock    Accumulated
                                    Shares   Amount     Shares    Amount    Capital     Shares    Amount     Deficit        Total
                                    ------   ------     ------    ------    -------     ------    ------     -------        -----

Balance, June 30, 1997            498,000 $4,980,000  6,826,504  $68,265 $20,972,256  106,304 ($11,250)  ($27,439,695)  ($1,430,424)

Additional costs associated with
  the Private Placement             -           -         -        -           -          -        -          (34,908)      (34,908)

Common stock issued in connection
  with the conversion of Class A
  Preferred Stock                (110,250)(1,102,500) 1,102,500   11,025   1,091,475      -        -            -                 0

Stock options exercised             -           -        52,590      525        (525)     -        -            -                 0

Preferred stock issued for repayment
  of secured long-term debt of
  Amertranz Worldwide, Inc.       100,000  1,000,000      -        -           -          -        -            -         1,000,000

Preferred stock issued for the purchase
  of $1,581,800 of trade debt of
  Amertranz Worldwide, Inc.       158,180  1,581,800      -        -           -          -        -            -         1,581,800

Common stock issued in connection
  with the conversion of Class B
  Preferred Stock                 (20,000)  (200,000)   200,000    2,000     198,000      -        -            -                 0

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                 (23,750)  (237,500)   237,500    2,375     235,125      -        -            -                 0

Preferred stock dividends associated
with the Class A Preferred Stock   12,696    126,960                                                         (126,960)            0

Preferred Stock dividends associated
with the Class D Preferred Stock    6,511     65,110                                                          (65,110)            0

Cash dividends associated with the
Class C Preferred Stock             -           -         -        -           -          -        -         (246,343)     (246,343)

Warrants issued in connection with
  the sale of the assets of CAS     -           -         -        -          50,000      -        -            -            50,000

Net Profit                          -           -         -        -           -          -        -        7,403,643     7,403,643
                                   ------  ---------   --------   ------   ---------  -------   --------   ----------    ----------

Balance, June 30, 1998            621,387 $6,213,870  8,419,094  $84,190 $22,546,331  106,304   ($11,250)($20,509,373)   $8,323,768
                                  ======= ==========  =========  ======= ===========  =======   ======== ============    ==========

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                  (6,000)   (60,000)    60,000      600      59,400      -        -            -                 0

Cash dividends associated with the
  Class A, C and D Preferred Stock  -           -         -        -            -         -        -         (232,813)     (232,813)

Redemption of Class E
  Preferred Stock                (158,180)(1,581,800)     -        -            -         -        -            -        (1,581,800)

Purchase of Treasury Stock          -           -      (513,401)  (5,134)       -     513,401    (427,753)      -          (432,887)

Net income                          -           -         -        -            -         -        -       14,155,423    14,155,423
                                   ------  ---------   --------   ------   ---------  -------     ------   ----------    ----------

Balance, December 31, 1998        457,207 $4,572,070  7,965,693  $79,656 $22,605,731  619,705   ($439,003)($6,586,763)  $20,231,691
                                  ======= ==========  =========  ======= ===========  =======   ========= ===========   ===========



               The accompanying notes are an integral part of this
                            consolidated statement.


                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Six Months Ended December 31,
                                                                                    1998               1997
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $14,155,423       $   543,762
Bad debt expense                                                                    163,314            39,965
Depreciation and amortization                                                       405,962           443,918
Gain on CAS sale                                                                (24,832,353)               --
Deferred income tax benefit                                                       7,349,425                --
Adjustments to reconcile net income to net cash used in operating activities-
   Decrease (increase) in accounts receivable                                     6,873,200        (4,294,223)
   Decrease in prepaid expenses and other current assets                            241,760           137,925
   (Increase) decrease in other assets                                             (131,007)           45,064
   (Decrease) increase in accounts payable and accrued expenses                  (6,385,810)        1,483,733
                                                                               ------------       -----------
         Net cash used in operating activities                                   (2,160,086)       (1,599,856)
                                                                               ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (400,126)         (370,190)
Purchase of treasury stock                                                         (432,887)               --
Proceeds from CAS sale, net of closing costs                                     25,762,397                --
                                                                               ------------       -----------
         Net cash provided by (used in) investing activities                     24,929,384          (370,190)
                                                                               ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional costs relating to the Private Placement                                       --           (34,907)
Dividends paid                                                                     (290,601)          (65,090)
Net (repayment) borrowing from note payable to bank                              (6,527,129)        1,050,445
(Repayment) proceeds of short-term debt                                          (3,332,126)          293,594
Repayment of long-term debt                                                      (4,025,000)          (25,000)
Repayment of revolving loan due to affiliate                                       (905,913)               --
Payment of lease obligations                                                        (44,550)               --
                                                                               ------------       -----------
Net cash (used in) provided by financing activities:                            (15,125,319)        1,219,042
                                                                               ------------       -----------

         Net increase (decrease) in cash and cash equivalents                  $  7,643,979         ($751,004)

CASH AND CASH EQUIVALENTS, beginning of the period                                  879,797         1,382,243
                                                                               ------------       -----------

CASH AND CASH EQUIVALENTS, end of the period                                   $  8,523,776       $   631,239
                                                                               ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                             59,728           424,821
Income taxes                                                                        860,989            50,579





               The accompanying notes are an integral part of this
                            consolidated statement.

                                        7

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                 Six Months Ended December 31,
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


                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 1998 and their consolidated results of operations and cash flows for the three and six months ended December 31, 1998 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (formerly, Amertranz Worldwide Holding Corp.) (the "Company") Form 10-K for the year ended June 30, 1998.

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

Under the terms of the Asset Purchase Agreement CAS retained its accounts receivable. CAS realized $2.3 million from these accounts receivable after payment of liabilities during the six months ended December 31, 1998, and the Company expects that CAS will realize an additional $0.8 million from these accounts receivable after payment of the balance of its liabilities.

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

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and six months ended
December 31, 1998 and 1997 is as follows:

                                                Three Months Ended                        Six Months Ended
                                                 December 31, 1998                        December 31, 1998
                                        ----------------------------------      ----------------------------------
                                           Income       Shares     Per Share       Income       Shares    Per Share
                                        (Numerator) (Denominator)   Amounts     (Numerator) (Denominator)  Amounts
                                        ----------- -------------   -------     ----------- -------------  -------

Net earnings                            ($632,297)                              $14,155,423
Preferred stock dividends                (173,077)                                 (232,813)
                                         --------                                  --------
BASIC EPS
Net earnings attributable to
common stock                            ($805,374)    8,247,844     ($0.10)     $13,922,610  8,353,360      $1.67
                                                                    =======                                 =====

EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                           4,620,149                              5,668,129
Stock options                                           181,809                                181,809
Stock warrants                                               0                                       0
                                                        -------                                -------

DILUTED EPS(1)
Net earnings attributable to common
stock and assumed preferred
conversions and option exercises        ($805,374)    8,247,844     ($0.10)     $13,922,610 14,203,298      $0.98
                                        =========     =========     ======      =========== ==========      =====


                                                Three Months Ended                        Six Months Ended
                                                 December 31, 1997                        December 31, 1997
                                        ----------------------------------      ----------------------------------
                                           Income       Shares     Per Share       Income       Shares    Per Share
                                        (Numerator) (Denominator)   Amounts     (Numerator) (Denominator)  Amounts
                                        ----------- -------------   -------     ----------- -------------  -------

Net earnings                             $313,757                                  $543,762
Preferred stock dividends                 (63,729)                                 (128,819)
                                          -------                                  --------
BASIC EPS
Net earnings attributable to
common stock                             $250,028     8,077,896      $0.03         $414,943  7,511,169      $0.06
                                                                     =====                                  =====

EFFECT OF DILUTIVE SECURITIES
Convertible Preferred Stock                           4,422,420                              4,572,155
Stock options                                           188,904                                200,617
Stock warrants                                              0                                        0
                                                        -------                                -------

DILUTED EPS
Net earnings attributable to common
stock and assumed preferred
conversions and option exercises         $250,028    12,689,220      $0.02         $414,943 12,283,941      $0.03
                                         ========    ==========      =====         ======== ==========      =====


Options to purchase 75,000 shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares.


(1)No diluted EPS is presented for the three months ended December 31, 1998, as the effect of dilutive securities would be anti-dilutive on loss per common share.

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

OVERVIEW

         The Company was incorporated in January 1996 as "Amertranz Worldwide Holding Corp." to continue the freight forwarding business of TIA, Inc. ("TIA") and Caribbean Freight System, Inc. and acquire Amertranz Worldwide, Inc.
("Amertranz"). On November 30, 1998, the Company changed its name to "Target Logistics, Inc." The Company generated operating revenues of $97.8 million, $75.4 million, and $27.4 million, and had a net profit of $7.4 million, and net losses of $10.5 million, and $6.4 million, for the fiscal years ended June 30, 1998 and 1997 and the six months ended June 30, 1996, respectively. The fiscal year 1998 profit includes a $7.6 million net income tax benefit arising from the CAS Sale which closed on July 13, 1998, and the fiscal year 1997 loss included a charge of $3.4 million attributed to restructuring costs in connection with the closing of the Company's Amertranz subsidiary. The Company had consolidated earnings (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $2.6 million, ($8.3 million), and ($2.0 million), for the fiscal years ended June 30, 1998 and 1997 and the six months ended June 30, 1996, respectively.

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

         * Management believes that the results of the Company's operations for the six months ended December 31, 1998 (all but 12 days of which were following the CAS Sale) indicate management's concentrated focus on Target's business together with the Company's available resources following the CAS Sale will enable the Company to achieve the intended growth. While Target's gross freight revenues were down in the current three and six month periods from the corresponding 1997 three and six month periods, the reduction was mostly due to the elimination of unprofitable sources of revenues. For the three and six months ended December 31, 1998, Target's gross profit margin (i.e., gross freight revenues less cost of transportation expressed as a percentage of gross freight revenue) improved to 24.5% and 25.9% from 21.4% and 22.7%, respectively, from the corresponding periods of 1997, a 14.5% and 14.1% improvement, respectively. This increased margin accounts for approximately $323,000 and $642,000 of Target's gross profit for the three and six months ending December 31, 1998, respectively. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and independent agents and reducing fixed selling, general and administrative costs to improve the Company's net income.

RESULTS OF OPERATIONS

         The following discussion relates to the combined results of operation of the Company for the three and six month periods ended December 31, 1998, compared to results of operation for the three and six month periods ended December 31, 1997.

Three Months ended December 31, 1998 and 1997

         Operating Revenue. Operating revenue decreased to $10.5 million for the three months ended December 31, 1998 from $25.5 million for the three months ended December 31, 1997, a 58.7% decrease. Of this decrease, 91% resulted from the inclusion of CAS's operating revenue for the full 1997 period while there are no CAS operating revenues in the corresponding 1998 period due to the CAS Sale on July 13, 1998. The balance of this decrease occurred within the operations of the Company's Target Logistic Services, Inc. ("Target") subsidiary where operating revenue decreased to $10,534,009 for the three months ended December 31, 1998 from $11,859,699 for the corresponding 1997 period, a 11.2% decrease. This decrease in Target's operating revenue is primarily the result of the elimination of unprofitable sources of revenue in order to improve Target's operating results.

         Cost of Transportation. Cost of transportation was 76.0% of operating revenue for the three months ended December 31, 1998, and 78.8% of operating revenue for the three months ended December 31, 1997. This decrease is due to
(i) a reduction in Target's cost of transportation as a percentage of sales (75.5% for the 1998 period, from 78.6% for the 1997 period), and (ii) the historically higher cost of transportation for the Company's CAS subsidiary than the Company's Target subsidiary.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the three months ended December 31, 1998 increased to 24.0% of operating revenue from 21.2% of operating revenue for the three months ended December 31, 1997.

         Within the Company's Target subsidiary, gross profit margin increased to 24.5% from 21.4% for the three months ended December 31, 1998 and 1997, respectively. This increase in gross profit margin accounts for approximately $323,000 of Target's gross profit for the three months ended December 31, 1998. Target's actual gross profit increased by $41,890, to $2,576,850 for the three months ended December 31, 1998 from $2,534,960 for the three months ended December 31, 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 34.4% of operating revenue for the three months ended December 31, 1998, and 19.1% of operating revenue for the three months ended December 31, 1997. This increase was primarily due to (i) the historically lower selling, general and administrative expenses as a percentage of sales for the CAS subsidiary than the Target subsidiary; and (ii) non-recurring expenses of $59,599 incurred in the 1998 period to wind down the Company's CAS subsidiary (primarily, the collection of accounts receivable and payment of accounts payable).

         Within the Company's Target subsidiary, selling, general and administrative expenses were 29.7% of operating revenue for the three months ended December 31, 1998 and 24.0% for the period ended December 31, 1997. This increase is primarily due to a constant level of fixed costs despite a reduction in operating revenue and a corresponding reduction in variable selling, general and administrative expenses.

         Net Income. The Company realized a net loss of ($632,297) for the three months ended December 31, 1998, compared to a net income of $313,757 for the three months ended December 31, 1997. This decrease is primarily the result of the inclusion of the CAS operating results for the six months ended December 31, 1997 period while, as a result of the CAS sale on July 13, 1998, the CAS operations for the six months ended December 31, 1998 only include costs and expenses necessary to wind down the CAS subsidiary.

Six Months ended December 31, 1998 and 1997

         Operating Revenue. Operating revenue decreased to $21.8 million for the six months ended December 31, 1998 from $50.2 million for the six months ended December 31, 1997, a 56.7% decrease. Of this decrease, 86% resulted from the inclusion of CAS's operating revenue for the full 1997 period but only for 12 days of the 1998 period due to the CAS Sale on July 13, 1998. The balance of this decrease occurred within the operations of the Company's Target subsidiary where operating revenue decreased to $20,184,947 for the six months ended December 31, 1998 from $24,211,539 for the corresponding 1997 period, a 16.6% decrease. This decrease in Target's operating revenue is primarily the result of the elimination of unprofitable sources of revenue in order to improve Target's operating results.

         Cost of Transportation. Cost of transportation was 75.0% of operating revenue for the six months ended December 31, 1998, and 77.8% of operating revenue for the six months ended December 31, 1997. This decrease is due to (i) a reduction in Target's cost of transportation as a percentage of sales (74.1% for the 1998 period, from 77.3% for the 1997 period), and (ii) the historically higher cost of transportation for the Company's CAS subsidiary than the Company's Target subsidiary.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the six months ended December 31, 1998 increased to 25.0% of operating revenue from 22.2% of operating revenue for the six months ended December 31, 1997.

         Within the Company's Target subsidiary, gross profit margin increased to 25.9% from 22.7% for the six months ended December 31, 1998 and 1997, respectively. This increase in gross profit margin accounts for approximately $646,000 of Target's gross profit for the six months ended December 31, 1998. Target's actual gross profit decreased by $279,558, to $5,224,406 for the six months ended December 31, 1998 from $5,503,964 for the six months ended December 31, 1997. This decrease is a function of lower operating revenue as explained above.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 35.8% of operating revenue (32.4% excluding non-recurring expenses explained in (ii) and (iii), below) for the six months ended December 31, 1998, and 19.9% of operating revenue for the six months ended December 31, 1997. This increase was primarily due to (i) the historically lower selling, general and administrative expenses as a percentage of sales for the CAS subsidiary than the Target subsidiary; (ii) non-recurring expenses of $163,718 incurred in the 1998 period to wind down the Company's CAS subsidiary (primarily, the collection of accounts receivable and payment of accounts payable); and (iii) the non-recurring accrual in the 1998 period (reflected within "Selling, general and administrative expenses - Corporate") of executive bonus compensation of $579,491 primarily a result of the CAS Sale.

         Within the Company's Target subsidiary, selling, general and administrative expenses were 28.9% for the six months ended December 31, 1998 and 24.8% for the period ended December 31, 1997. This increase is primarily due to a constant level of fixed costs despite a reduction in operating revenue and a corresponding reduction in variable selling, general and administrative expenses.

         Net Income. The Company realized net income of $14,155,423 for the six months ended December 31, 1998, compared to a net income of $543,762 for the six months ended December 31, 1997. This increase was due to the CAS Sale.

LIQUIDITY AND CAPITAL RESOURCES

         General. During the three months ended December 31, 1998, net cash used in operating activities was $2,160,000. Cash provided by investing activities was $24,929,000, which consisted of net proceeds in connection with the CAS Sale totaling $25,762,000, less capital expenditures of $400,000 and the purchase of 513,401 shares of the Company's common stock, now Treasury stock, for $432,887. Cash used in financing activities was $15,125,000, which primarily consisted of the repayment of long and short term debt and the purchase of subsidiaries' long and short term debt.

         Following the closing of the Company's Amertranz subsidiary, the Company entered into an Extension and Composition Agreement dated as of November 7, 1997 with certain general unsecured creditors of the Company's Amertranz subsidiary, whereby $1,581,799 of trade debt of the Amertranz subsidiary was acquired by the Company in exchange for the issuance of 158,180 shares of the Company's Class E Preferred Stock. On September 24, 1998 the Company announced the redemption of the Class E Preferred Shares. The Company reserved $1,581,799 for this redemption. As of December 31, 1998, approximately $1,085,000 has been redeemed.

         Currently, approximately $1.7 million of the Company's outstanding accounts payable represent unsecured trade payables of the Company's closed Amertranz subsidiary.

         Capital expenditures. Capital expenditures for the six months ended December 31, 1998 were $400,126.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and funds remaining from the CAS Sale. As of December 31, 1998, the Company had $2,339,000 available under its $10 million accounts receivable financing facility and approximately $8,524,000 from operations and remaining proceeds from the CAS Sale. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and competition, none of which can be predicted with certainty.

YEAR 2000

         The Company is on schedule with a project that  addresses the Year 2000
(Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year, and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The Company's Y2K project is designed to ensure the compliance of all of the Company's applications, operating system and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. All phases of the project should be completed by mid 1999 thus minimizing the impact of the Y2K problem on the Company's operations. The total estimated cost of the required modifications to become Y2K compliant should not be material to the Company's financial position. Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain transportation services necessary for the Company's operations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On November 30, 1998, the Company held its Annual Meeting of Shareholders. The only matters submitted to the shareholders for a vote were (i) the election of directors and (ii) the amendment to the Company's Certificate of Incorporation to change the Company's name from "Amertranz Worldwide Holding Corp." to "Target Logistics, Inc.".

         The nominees submitted for election as directors were Michael Barsa, Christopher A. Coppersmith, Brian K. Coventry, Philip J. Dubato, and Stuart Hettleman. At least 7,138,672 shares were voted in favor of each director, and no more than 26,545 shares were voted to withhold approval of any director. As a result, Messrs. Barsa, Coppersmith, Coventry, Dubato, and Hettleman were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

         The Company's shareholders approved the amendment to the Company's Certificate of Incorporation to change the Company's name. At least 7,100,849 shares were voted in favor of the amendment, and no more than 23,080 shares were voted to withhold approval of the amendment, with 41,298 shares abstaining.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

Exhibit No.
3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2      By-Laws of Registrant, as amended
4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
4.3 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)

4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)
10.2 Accounts Receivable Management and Security Agreement, dated January 16, 1997 by and between BNY Financial Corp., as Lender, and Amertranz Worldwide, Inc., Caribbean Air Services, Inc., and Consolidated Air Services, Inc., as Borrowers, and guaranteed by Amertranz Worldwide Holding Corp. ("BNY Facility Agreement") (incorporated by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)
10.3 Letter Amendment to BNY Facility Agreement, dated April 16, 1997 ("BNY Letter Amendment") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)
10.4 Shadow Warrant entered into in connection with the BNY Letter Amendment (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)
10.5 Letter Amendment to BNY Facility Agreement, dated September 25, 1997 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No.
         0-29754)
10.6 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to
         Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)
10.7(P)  Lease Agreement for Los Angeles Facility  (incorporated by reference to
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
27       Financial Data Schedule

(b)      Reports on Form 8-K:

                  On December 21, 1998, the Registrant filed a Current Report on Form 8-K, dated November 30, 1998, reporting the change of the Company's name from "Amertranz Worldwide Holding Corp." to "Target Logistics, Inc.".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 12, 1999               TARGET LOGISTICS, INC.
                                                  Registrant


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


C76412B.198