Form 10-Q
period 1999-03-31
TARGET LOGISTICS INC
filed 1999-05-14
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No

At May 14, 1999, the number of shares outstanding of the registrant's common stock was 8,275,445.

                                TABLE OF CONTENTS




Part I - Financial Information                                              Page

              Item 1.  Financial Statements:

                       Consolidated Balance Sheets,
                       March 31, 1999 (unaudited) and June 30, 1998
                       (audited)                                              3

                       Consolidated Statements of Operations
                       for the Three Months Ended
                       March 31, 1999 and 1998 (unaudited)                    4

                       Consolidated Statements of Operations
                       for the Six Months Ended
                       March 31, 1999 and 1998 (unaudited)                    5

                       Consolidated   Statements  of  Shareholders'
                       Equity  for the Year  Ended  June  30,  1998
                       (audited)  and the Nine  Months  Ended March
                       31, 1999 (unaudited)                                   6

                       Consolidated Statements of Cash Flows
                       for the Nine Months Ended March 31,
                       1999 and 1998 (unaudited)                              7

                       Notes to Unaudited Consolidated Financial
                       Statements                                             9

              Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                        11


Part II - Other Information

              Item 1.  Legal Proceedings                                     15

              Item 6.  Exhibits and Reports on Form 8-K                      15
              -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 1999                June 30, 1998
                                                                    --------------                -------------
                                    ASSETS                            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents, including restricted cash of
  $2,000,000 and $0, respectively                                     $  7,247,125                $    879,797
Accounts receivable, net of allowance for doubtful
  accounts of $699,827 and $514,542, respectively                        9,879,576                  14,555,151
Deferred income taxes                                                      673,725                   7,705,092
Prepaid expenses and other current assets                                  251,449                     604,588
                                                                      ------------                ------------
         Total current assets                                           18,051,875                  23,744,628
PROPERTY AND EQUIPMENT, net                                                480,593                     755,822
OTHER ASSETS                                                               279,427                     238,904
DEFERRED INCOME TAXES                                                      184,895                     184,895
GOODWILL, net of accumulated amortization of
  $1,778,537 and $1,305,445, respectively                               13,176,487                  13,622,579
                                                                      ------------                ------------
         Total assets                                                 $ 32,173,277                $ 38,546,828
                                                                      ============                ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $  3,442,165                $  8,542,850
Accrued expenses                                                         2,424,746                   1,990,880
Accrued transportation expenses                                          6,164,360                   3,880,195
Taxes payable                                                              265,758                     110,000
Reserve for restructuring                                                   61,499                     264,143
Note payable to bank                                                        67,031                   6,745,853
Note payable to affiliate                                                       --                     905,913
Notes payable to creditors                                                      --                      53,835
Current portion of long-term debt due to affiliate                              --                   3,332,126
Current portion of long-term debt                                           23,000                      50,000
Dividends payable                                                           54,352                     117,524
Lease obligation-current portion                                           100,342                      91,735
                                                                      ------------                ------------
Total current liabilities                                               12,603,253                  26,085,054
LONG-TERM DEBT DUE TO AFFILIATE                                                 --                   4,000,000
LONG TERM DEBT                                                                  --                      10,500
LEASE OBLIGATION--LONG-TERM                                                 51,132                     127,506
                                                                      ------------                ------------
         Total liabilities                                            $ 12,654,385                $ 30,223,060
                                                                      ------------                ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized,
 427,207 and 621,387 shares issued and outstanding respectively          4,272,070                   6,213,870
Common stock, $.01 par value; 15,000,000 shares authorized,
 8,275,445 and 8,419,094 shares issued and outstanding,
  respectively                                                              82,754                      84,190
Paid-in capital                                                         22,964,987                  22,546,331
Accumulated deficit                                                     (7,200,961)                (20,509,373)
Less:  Treasury stock, 784,805 shares held at cost                        (599,959)                    (11,250)
                                                                      ------------                ------------
         Total shareholders' equity                                     19,518,892                   8,323,768
                                                                      ------------                ------------
         Total liabilities and shareholders' equity                   $ 32,173,277                $ 38,546,828
                                                                      ============                ============


The accompanying notes are an integral part of this consolidated balance sheet.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Three months ended March 31,
                                                                        ----------------------------
                                                                              1999            1998
                                                                              ----            ----

Operating revenues:
  Operating revenues - Target subsidiary                                $13,853,687      $10,202,525
  Operating revenues - CAS subsidiary                                        (3,347)      13,623,349
                                                                        -----------       ----------
         Operating revenues                                              13,850,340       23,825,874

Cost of transportation:
  Cost of transportation - Target subsidiary                              9,294,695        7,330,024
  Cost of transportation - CAS subsidiary                                       ---       10,788,000
                                                                        -----------       ----------
         Cost of transportation                                           9,294,695       18,118,024

Gross profit:
  Gross profit - Target subsidiary                                        4,558,992        2,872,501
  Gross profit - CAS subsidiary                                              (3,347)       2,835,349
                                                                        -----------       ----------
         Gross profit                                                     4,555,645        5,707,850

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                     1,891,584          667,497
  SG&A - Target subsidiary                                                3,140,403        2,504,966
  SG&A - CAS subsidiary                                                      61,227        1,526,285
  SG&A - Corporate                                                          215,553          290,092
  Depreciation and amortization                                             206,257          234,757
                                                                        -----------       ----------
         Selling, general and administrative expenses                     5,515,024        5,223,597

Other income (expense):
  Interest income (expense)                                                  75,883         (329,160)
  Other income (expense)                                                        ---          (20,282)
  Gain on sale of subsidiary                                                    ---               --
                                                                        ------------      ----------

(Loss) income before income taxes                                          (883,496)         134,811
  Provision (benefit) for income taxes                                     (318,058)          30,000
                                                                        ------------       ----------
Net (loss) income                                                      $   (565,438)      $  104,811
                                                                        ============       ==========

Net loss per share:
  Basic                                                                      ($0.07)           $0.00
                                                                             ======            =====
  Diluted(1)                                                                    ---            $0.00
                                                                             ======            =====

Weighted average shares outstanding:
  Basic                                                                    8,298,624       8,371,663
                                                                        ============      ==========
  Diluted(1)                                                                     ---      15,109,576
                                                                        ============      ==========



(1)Diluted loss per share for the three months ended March 31, 1999 is anti-dilutive.


     The accompanying notes are an integral part of this consolidated statement.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Nine months ended March 31,
                                                                         ---------------------------
                                                                           1999              1998
                                                                           ----              ----

Operating revenues:
  Operating revenues - Target subsidiary                              $  34,038,634    $  34,413,964
  Operating revenues - CAS subsidiary                                     1,565,938       39,586,064
                                                                      -------------    -------------
         Operating revenues                                              35,604,572       74,000,028

Cost of transportation:
  Cost of transportation - Target subsidiary                             22,563,954       24,424,258
  Cost of transportation - CAS subsidiary                                 1,356,107       31,124,365
                                                                      -------------    -------------
         Cost of transportation                                          23,920,061       55,548,623

Gross profit:
  Gross profit - Target subsidiary                                       11,474,680        9,989,706
  Gross profit - CAS subsidiary                                             209,831        8,461,699
                                                                      -------------    -------------
         Gross profit                                                    11,684,511       18,451,405

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions -Target subsidiary                      3,582,866        2,280,738
  SG&A - Target subsidiary                                                8,974,466        8,511,627
  SG&A - CAS subsidiary                                                     575,340        4,624,038
  SG&A - Corporate                                                        1,247,195          715,281
  Depreciation and amortization                                             612,219          678,675
                                                                      -------------    -------------
         Selling, general and administrative expenses                    14,992,086       16,810,359

Other income (expense):
  Interest income (expense)                                                 227,763       (1,066,256)
  Other income (expense)                                                    119,291          168,783
  Gain on sale of subsidiary                                             24,832,353               --
                                                                      -------------    -------------

Income before income taxes                                               21,871,832          743,573
  Provision for income taxes                                              8,281,847           95,000
                                                                      -------------    -------------
Net income                                                            $  13,589,985    $     648,573
                                                                      =============    =============

Net income per share:
  Basic                                                                      $1.60            $0.05
                                                                             =====            =====
  Diluted                                                                    $0.96            $0.03
                                                                             =====            =====

Weighted average shares outstanding:
  Basic                                                                   8,335,381        7,793,813
                                                                     ==============    =============
  Diluted                                                                13,793,230       13,212,070
                                                                     ==============    =============






     The accompanying notes are an integral part of this consolidated statement.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 1998 AND THE
                  NINE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)

                                                                          Additional
                                    Preferred Stock       Common Stock      Paid-in   Treasury  Stock    Accumulated
                                    Shares   Amount     Shares    Amount    Capital   Shares    Amount     Deficit        Total

Balance, June 30, 1997            498,000  $4,980,000  6,826,504  $68,265 $20,972,256  106,304  ($11,250) ($27,439,695) ($1,430,424)

Additional costs associated with
  the Private Placement              -          -         -        -           -          -         -          (34,908)     (34,908)

Common stock issued in connection
  with the conversion of Class A
  Preferred Stock                (110,250) (1,102,500) 1,102,500   11,025   1,091,475     -         -             -               0

Stock options exercised              -          -         52,590      525        (525)    -         -             -               0

Preferred stock issued for repay-
  ment of secured long-term debt
  of Amertranz Worldwide, Inc.    100,000   1,000,000       -        -           -        -         -             -       1,000,000

Preferred stock issued for the pur-
  chase of $1,581,800 of trade debt
  of Amertranz Worldwide, Inc.    158,180   1,581,800       -        -           -        -         -             -       1,581,800

Common stock issued in connection
  with the conversion of Class B
  Preferred Stock                 (20,000)   (200,000)   200,000    2,000     198,000     -         -             -               0

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                 (23,750)   (237,500)   237,500    2,375     235,125     -         -             -               0

Preferred stock dividends associated
with the Class A Preferred Stock   12,696     126,960                                                         (126,960)           0

Preferred Stock dividends associated
with the Class D Preferred Stock    6,511      65,110                                                          (65,110)           0

Cash dividends associated with the
Class C Preferred Stock             -            -          -        -           -        -         -         (246,343)    (246,343)

Warrants issued in connection with
  the sale of the assets of CAS     -            -          -        -         50,000     -         -             -          50,000

Net Profit                          -            -          -        -           -        -         -        7,403,643    7,403,643
                                  -------  ----------  ---------  ------- -----------  -------   --------  -----------   ----------

Balance, June 30, 1998            621,387  $6,213,870  8,419,094  $84,190 $22,546,331  106,304  ($11,250) ($20,509,373)  $8,323,768
                                  =======  ==========  =========  ======= ===========  =======   =======   ===========   ==========

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                 (36,000)   (360,000)   360,000    3,600     356,400     -         -             -               0

Stock Options exercised              -           -       174,852    1,749      62,256     -         -             -          64,005

Cash dividends associated with the
  Class A, C and D Preferred Stock   -           -          -        -           -        -         -         (281,573)    (281,573)

Redemption of Class E
  Preferred Stock                (158,180) (1,581,800)      -        -           -        -         -             -      (1,581,800)

Purchase of Treasury Stock           -           -      (678,501)  (6,785)       -     678,501  (588,709)         -        (595,494)

Net income                           -           -          -        -           -        -         -       13,589,985   13,589,985
                                  -------  ----------  ---------  ------- -----------  -------   -------   -----------  -----------

Balance, March 31, 1999           427,207  $4,272,070  8,275,445  $82,754 $22,964,987  784,805 ($599,959)   $7,200,961)  19,518,892
                                  =======  ==========  =========  ======= ===========  =======  ========    ==========  ===========




   The accompanying notes are an integral part of this consolidated statement.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Nine Months Ended March 31,
                                                                                 ---------------------------
                                                                                    1999               1998
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $13,589,985       $   648,573
Bad debt expense                                                                    185,285          (159,627)
Depreciation and amortization                                                       612,218           660,671
Gain on CAS sale                                                                (24,832,353)               --
Deferred income tax benefit                                                       7,031,367                --
Adjustments to reconcile net income to net cash used in operating activities-
   Decrease (increase) in accounts receivable                                     4,490,290        (3,731,978)
   Decrease in prepaid expenses and other current assets                            146,886            77,902
   (Increase) decrease in other assets                                             (115,007)          129,688
   (Decrease) increase in accounts payable and accrued expenses                  (4,070,557)        1,712,490
                                                                               ------------       -----------
         Net cash used in operating activities                                   (2,961,886)         (662,281)
                                                                               ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (540,205)         (403,994)
Purchase of treasury stock                                                         (595,494)               --
Proceeds from CAS sale, net of closing costs                                     25,762,397                --
                                                                               ------------       -----------
         Net cash provided by (used in) investing activities                     24,626,698          (403,994)
                                                                               ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Additional costs relating to the Private Placement                                       --           (34,908)
Stock options exercised                                                              64,005                --
Dividends paid                                                                     (339,361)         (128,819)
Net (repayment) borrowing from note payable to bank                              (6,678,822)         (121,463)
(Repayment) proceeds of short-term debt                                          (3,332,126)          413,594
Repayment of long-term debt                                                      (4,037,500)          (37,500)
Repayment of revolving loan due to affiliate                                       (905,913)               --
Payment of lease obligations                                                        (67,767)               --
                                                                               ------------       -----------
Net cash (used in) provided by financing activities:                            (15,297,484)           90,904
                                                                               ------------       -----------

         Net increase (decrease) in cash and cash equivalents                  $  6,367,328         ($975,371)

CASH AND CASH EQUIVALENTS, beginning of the period                                  879,797         1,382,243
                                                                               ------------       -----------

CASH AND CASH EQUIVALENTS, end of the period                                   $  7,247,125       $   406,872
                                                                               ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                             73,758           648,629
Income taxes                                                                      1,208,429           136,937











   The accompanying notes are an integral part of this consolidated statement.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                  Nine Months Ended March 31,
                                                                                  ---------------------------
                                                                                      1999            1998
                                                                                      ----            ----

Redemption of 158,180 Class E Preferred Shares                                   $(1,581,800)           --
Conversion of 36,000 anc 23,750, respectively, Class C Preferred Shares          $  (360,000)       (237,500)
Issuance of Common Stock for Conversion of 36,000 and 23,750, respectively
  Class C Preferred Shares                                                       $     3,600           2,375
Issuance of Common Stock for Stock Options exercised                             $     1,749     $       525
TIA, Inc. conversion of 110,250 Class A Preferred Shares                                -        $(1,102,500)
Issuance of Common Stock for TIA, Inc. conversion of
   110,250 Class A Preferred Shares                                              $      -        $    11,025
Issuance of 100,000 Class D Preferred Stock for repayment
   of secured long-term debt of Amertranz Worldwide, Inc.                        $      -        $ 1,000,000
Issuance of 158,180 Class E Preferred Stock for the purchase
   of $1,581,800 of trade debt of Amertranz Worldwide, Inc.                      $      -        $ 1,581,800
Conversion of 20,000 Class B Preferred Shares                                    $      -        $  (200,000)
Issuance of Common Stock for conversion of 20,000
   of Class B Preferred Shares                                                   $      -        $     2,000



















   The accompanying notes are an integral part of this consolidated statement.

                                        8

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 1999 and their consolidated results of operations and cash flows for the three and nine months ended March 31, 1999 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (formerly, Amertranz Worldwide Holding Corp.) (the "Company") Form 10-K for the year ended June 30, 1998.

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

Under the terms of the Asset Purchase Agreement CAS retained its accounts receivable. CAS realized $2.6 million from these accounts receivable after payment of liabilities during the nine months ended March 31, 1999.

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

Note 4 - Reclassifictaions

In the past, the Company reported exclusive forwarder commission expense (previously referred to as agent commission expense) within cost of transportation. Effective with this Form 10-Q, exclusive forwarder commission expense is reported within selling, general and administrative expense. The prior year has been reclassified to conform with the current year presentation.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and nine months ended
March 31, 1999 and 1998 is as follows:

                                                Three Months Ended                        Nine Months Ended
                                                  March 31, 1999                           March 31, 1999
                                        ------------------------------------    -----------------------------------
                                           Income       Shares     Per Share       Income       Shares    Per Share
                                        (Numerator) (Denominator)   Amounts     (Numerator) (Denominator)  Amounts

Net earnings                            ($565,438)                              $13,589,985
Preferred stock dividends                 (48,760)                                 (281,573)
                                         --------                                ----------
BASIC EPS
Net earnings attributable to
common stock                            ($614,198)    8,298,624     ($0.07)     $13,308,412  8,335,381      $1.60
                                                                    =======                                 =====

EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                           4,562,255                              5,304,886
Stock options                                            93,989                                152,963
Stock warrants                                                0                                      0
                                                      ---------                              ---------

DILUTED EPS(1)
Net earnings attributable to common
stock and assumed preferred
conversions and option exercises        ($614,198)    8,298,624     ($0.07)     $13,308,412 13,793,230     $0.96
                                        =========     =========     ======      =========== ==========     =====


                                                Three Months Ended                        Nine Months Ended
                                                  March 31, 1998                           March 31, 1998
                                        ------------------------------------    -----------------------------------
                                           Income       Shares     Per Share       Income       Shares    Per Share
                                        (Numerator) (Denominator)   Amounts     (Numerator) (Denominator)  Amounts

Net earnings                             $104,811                                $648,573
Preferred stock dividends                (142,098)                               (270,917)
                                         --------                                --------
BASIC EPS
Net earnings attributable to
common stock                             ($37,287)    8,371,663     $0.00        $377,656    7,793,813     $0.05
                                                                    =====                                  =====

EFFECT OF DILUTIVE SECURITIES
Convertible Preferred Stock                           6,556,104                              5,223,818
Stock options                                           181,809                                194,439
Stock warrants                                                0                                      0
                                                      ---------                              ---------

DILUTED EPS
Net earnings attributable to common
stock and assumed preferred
conversions and option exercises         ($37,287)   15,109,576     $0.00        $377,656   13,212,070     $0.03
                                          =======    ==========     =====        ========   ==========     =====


Options to purchase 470,000 shares of common stock were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares.



(1)No diluted EPS is presented for the three months ended March 31, 1999, as the effect of dilutive securities would be anti-dilutive on loss per common share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company's historical operating losses and ability to sustain profitability following the CAS Sale, (ii) the Company's ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (iii) competitive practices in the industries in which the Company competes, (iv) the Company's dependence on current management, (v) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular, (vi) general economic conditions, and (vii) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

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

         * Following the closing of the Amertranz subsidiary in June 1997, the Company determined that it would be in the best interests of the Company and its shareholders to deleverage the Company's balance sheet and create the cash resources needed to grow the Company's freight forwarding and logistics business. While the Company's CAS subsidiary has been historically profitable, management determined that this strategy can best be accomplished by the sale of the operations of its CAS subsidiary. On July 13, 1998, the Company's CAS subsidiary sold substantially all of its operating assets to a subsidiary of Geologistics Corporation for $27 million in cash pursuant to the terms of an Asset Purchase Agreement dated June 15, 1998. As a result of the CAS Sale, the Company deleveraged its balance sheet by repaying approximately $15 million in outstanding liabilities and obtained required working capital to take advantage of growth opportunities available to the Company's Target Logistic Services, Inc. subsidiary ("Target"). These opportunities include improved vendor pricing and attracting quality personnel and agents on a world-wide basis, which the Company believes will drive its future profitability. In addition, the Company may consider strategic acquisitions. There can be no assurance that this strategy to increase profitability will be successful.

         * Management believes that the results of the Company's operations for the nine months ended March 31, 1999 (all but 12 days of which were following the CAS Sale) indicate management's concentrated focus on Target's business together with the Company's available resources following the CAS Sale will enable the Company to achieve the intended growth. For the three and nine months ended March 31, 1999, Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) improved to 32.9% and 33.7% from 28.2% and 29.0%, respectively, from the corresponding periods of 1998, a 16.7% and 16.2% improvement, respectively. This increased margin accounts for approximately $651,000 and $1,600,000 of Target's gross profit for the three and nine months ending March 31, 1999, respectively. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and exclusive forwarders (previously referred to as independent agents) and reducing fixed selling, general and administrative costs to improve the Company's net income.

RESULTS OF OPERATIONS

         The following discussion relates to the combined results of operation of the Company for the three and nine month periods ended March 31, 1999, compared to results of operation for the three and nine month periods ended March 31, 1998.

Three Months ended March 31, 1999 and 1998

         Operating Revenue. Operating revenue decreased to $13.9 million for the three months ended March 31, 1999 from $23.8 million for the three months ended March 31, 1998, a 41.9% decrease. This decrease resulted from the inclusion of CAS's operating revenue for the full 1998 period while there are no CAS operating revenues in the corresponding 1999 period due to the CAS Sale on July 13, 1998. Within the operations of the Company's Target subsidiary operating revenue increased by 35.8% to $13,853,687 for the three months ended March 31, 1999 from $10,202,525 for the corresponding 1998 period, a $3,651,162 increase, due to increased freight volume.

         Cost of Transportation. Cost of transportation was 67.1% of operating revenue for the three months ended March 31, 1999, and 76.0% of operating revenue for the three months ended March 31, 1998. This decrease is due to (i) a reduction in the Target subsidiary's cost of transportation as a percentage of sales (67.1% for the 1999 period, from 71.8% for the 1998 period), and (ii) the historically higher cost of transportation for the Company's CAS subsidiary (the assets of which were sold prior to this period) than the Company's Target subsidiary.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the three months ended March 31, 1999 increased to 32.9% of operating revenue from 24.0% of operating revenue for the three months ended March 31, 1998.

         Within the Company's Target subsidiary, gross profit margin increased to 32.9% from 28.2% for the three months ended March 31, 1999 and 1998, respectively. This increase in gross profit margin accounts for approximately $651,000 of Target's gross profit for the three months ended March 31, 1999. Target's actual gross profit increased by $1,686,491, to $4,558,992 for the three months ended March 31, 1999 from $2,872,501 for the three months ended March 31, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 39.8% of operating revenue for the three months ended March 31, 1999, and 21.9% of operating revenue for the three months ended March 31, 1998. This increase was primarily due to (i) an increase in exclusive forwarder commission expense due to the Company's addition of new exclusive forwarders; (ii) the historically lower selling, general and administrative expenses as a percentage of sales for the CAS subsidiary than the Target subsidiary; and (iii) non-recurring expenses of $61,227 incurred in the 1999 period to wind down the Company's CAS subsidiary (primarily, the collection of accounts receivable and payment of accounts payable).

     Within the Company's Target subsidiary, selling, general and administrative expenses (excluding exclusive forwarder commission expense) were 22.7% of operating revenue for the three months ended March 31, 1999 and 24.6% for the period ended March 31, 1998, a 7.8% decrease. Exclusive forwarder commission expense was 13.7% of operating revenue for the three months ended March 31, 1999 and 6.5% for the period ended March 31, 1998. This increase is due to the Company's addition of new exclusive forwarders.

         Net Income. The Company realized a net loss of ($565,438) for the three months ended March 31, 1999, compared to a net income of $104,811 for the three months ended March 31, 1998. This decrease is primarily the result of the inclusion of the CAS operating results for the three months ended March 31, 1998 period while, as a result of the CAS sale on July 13, 1998, the CAS operations for the three months ended March 31, 1999 only include costs and expenses necessary to wind down the CAS subsidiary.

Nine Months ended March 31, 1999 and 1998

         Operating Revenue. Operating revenue decreased to $35.6 million for the nine months ended March 31, 1999 from $74.0 million for the nine months ended March 31, 1998, a 51.9% decrease. Of this decrease, 99% resulted from the inclusion of CAS's operating revenue for the full 1998 period but only for 12 days of the 1999 period due to the CAS Sale on July 13, 1998. The balance of this decrease occurred within the operations of the Company's Target subsidiary where operating revenue decreased to $34,038,634 for the nine months ended March 31, 1999 from $34,413,964 for the corresponding 1998 period, a 1.0% decrease. This decrease in Target's operating revenue is primarily the result of the elimination of unprofitable sources of revenue in order to improve Target's operating results.

         Cost of Transportation. Cost of transportation was 67.2% of operating revenue for the nine months ended March 31, 1999, and 75.1% of operating revenue for the nine months ended March 31, 1999. This decrease is due to (i) a reduction in the Target subsidiary's cost of transportation as a percentage of sales (66.3% for the 1999 period, from 71.0% for the 1998 period), and (ii) the historically higher cost of transportation for the Company's CAS subsidiary (the assets of which were sold prior to this period) than the Company's Target subsidiary.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the nine months ended March 31, 1999 increased to 32.8% of operating revenue from 24.9% of operating revenue for the nine months ended March 31, 1998.

         Within the Company's Target subsidiary, gross profit margin increased to 33.7% from 29.0% for the nine months ended March 31, 1999 and 1998, respectively. This increase in gross profit margin accounts for approximately $1,600,000 of Target's gross profit for the nine months ended March 31, 1999. Target's actual gross profit decreased by $1,484,974, to $11,474,680 for the nine months ended March 31, 1999 from $9,989,706 for the nine months ended March 31, 1998.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 42.1% of operating revenue (39.9% excluding non-recurring expenses explained in (iii) and (iv), below) for the nine months ended March 31, 1999, and 22.7% of operating revenue for the nine months ended March 31, 1998. This increase was primarily due to (i) an increase in exclusive forwarder commission expense due to the Company's addition of new exclusive forwarders; (ii) the historically lower selling, general and administrative expenses as a percentage of sales for the CAS subsidiary than the Target subsidiary; (iii) non-recurring expenses of $224,945 incurred in the 1999 period to wind down the Company's CAS subsidiary (primarily, the collection of accounts receivable and payment of accounts payable); and (iv) the non-recurring accrual in the 1999 period (reflected within "Selling, general and administrative expenses - Corporate") of executive bonus compensation of $560,040 primarily a result of the CAS Sale.

         Within the Company's Target subsidiary, selling, general and administrative expenses were (excluding agent commission expense) 26.4% for the nine months ended March 31, 1999 and 24.7% for the period ended March 31, 1998, a 6.9% increase. Exclusive forwarder commission expense was 10.5% of operating revenue for the nine months ended March 31, 1999 and 6.6% for the period ended March 31, 1998. This increase is due to the Company's addition of new exclusive forwarders.

         Net Income. The Company realized net income of $13,589,985 for the nine months ended March 31, 1999, compared to a net income of $648,573 for the nine months ended March 31, 1998. This increase was due to the CAS Sale.

LIQUIDITY AND CAPITAL RESOURCES

         General. During the nine months ended March 31, 1999, net cash used in operating activities was $2,962,000. Cash provided by investing activities was $24,627,000, which consisted of net proceeds in connection with the CAS Sale totaling $25,762,000, less capital expenditures of $540,000 and the purchase of 678,501 shares of the Company's common stock, now Treasury stock, for $595,494. Cash used in financing activities was

$15,297,000, which primarily consisted of the repayment of long and short term debt and the purchase of subsidiaries' long and short term debt.

         Following the closing of the Company's Amertranz subsidiary, the Company entered into an Extension and Composition Agreement dated as of November 7, 1997 with certain general unsecured creditors of the Company's Amertranz subsidiary, whereby $1,581,799 of trade debt of the Amertranz subsidiary was acquired by the Company in exchange for the issuance of 158,180 shares of the Company's Class E Preferred Stock. On September 24, 1998 the Company announced the redemption of the Class E Preferred Shares. The Company has reserved $1,581,799 for this redemption. As of March 31, 1999, approximately $1,142,000 of this reserve has been paid.

         Currently, approximately $1.7 million of the Company's outstanding accounts payable represent unsecured trade payables of the Company's closed Amertranz subsidiary.

         Capital expenditures. Capital expenditures for the nine months ended March 31, 1999 were $540,205.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and funds remaining from the CAS Sale. As of March 31, 1999, the Company had $3,757,000 available under its $10 million accounts receivable financing facility and approximately $7,247,000 from operations and remaining proceeds from the CAS Sale. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and competition, none of which can be predicted with certainty.

YEAR 2000

         The Company is on schedule with a project that  addresses the Year 2000
(Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process datesensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year, and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The Company's Y2K project is designed to ensure the compliance of all of the Company's applications, operating system and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. All phases of the project should be completed by mid 1999 thus minimizing the impact of the Y2K problem on the Company's operations. The total estimated cost of the required modifications to become Y2K compliant should not be material to the Company's financial position. Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain transportation services necessary for the Company's operations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits:

Exhibit No.
-----------
3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2      By-Laws of Registrant, as amended (incorporated by reference to Exhibit
         3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)
4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
4.3      Certificate of Designations  with respect to the  Registrant's  Class A
         Preferred   Stock   (contained  in  Exhibit  3.1)
4.4 Certificate of Designations with respect to the Registrant's Class B B Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)
10.2 Accounts Receivable Management and Security Agreement, dated January 16, 1997 by and between BNY Financial Corp., as Lender, and Amertranz Worldwide, Inc., Caribbean Air Services, Inc., and Consolidated Air Services, Inc., as Borrowers, and guaranteed by Amertranz Worldwide Holding Corp. ("BNY Facility Agreement") (incorporated by reference to
         Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)
10.3 Letter Amendment to BNY Facility Agreement, dated April 16, 1997 ("BNY Letter Amendment") (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)

10.4 Shadow Warrant entered into in connection with the BNY Letter Amendment (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)
10.5 Letter Amendment to BNY Facility Agreement, dated September 25, 1997 (incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No.
         0-29754)
10.6 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to
         Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)
10.7(P)  Lease Agreement for Los Angeles Facility  (incorporated by reference to
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
27       Financial Data Schedule

(b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1999                    TARGET LOGISTICS, INC.
                                                         Registrant


                                                 /s/  Stuart Hettleman
                                       --------------------------------------
                                        President, Chief Executive Officer



                                                /s/  Philip J. Dubato
                                       --------------------------------------
                                       Vice President, Chief Financial Officer


C77378.sec E:1