Form 10-K
period 1999-06-30
TARGET LOGISTICS INC
filed 1999-09-28
CIK 1009480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ___________.

                         Commission file number: 0-29754

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 16, 1999 was $2,703,863.

The number of shares of common stock outstanding as of September 16, 1999 was 9,296,917.

                       DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 1999 Annual Meeting of Shareholders (to be filed).

                             TARGET LOGISTICS, INC.
                         1999 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                         Page
                                                                         ----

                                     PART I



Item 1.   Business                                                          3
Item 2.   Properties                                                        6

Item 3.   Legal Proceedings                                                 6
Item 4.   Submission of Matters to a Vote of Security Holders               7

Executive Officers of the Registrant                                        7


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                               8
Item 6.   Selected Financial Data                                           9
Item 7.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operations                              9
Item 8.   Financial Statements and Supplementary Data                      14
Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosures                          14


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                15
Item 11. Executive Compensation                                            15
Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                                    15
Item 13. Certain Relationships and Related Transactions                    15


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                       16

                                     PART I
                                     ------


ITEM  1.  BUSINESS
          --------

Background
----------

         Target Logistics, Inc. (formerly, Amertranz Worldwide Holding Corp.) ("Company") provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Logistic Services, Inc. (formerly, Target Airfreight, Inc.) ("Target"). Prior to July 13, 1998, the Company also provided services through its wholly-owned subsidiary, Caribbean Air Services, Inc. ("CAS"), and, until June 23, 1997, also provided services through its Amertranz Worldwide, Inc. ("Amertranz") subsidiary. The Company has a network of offices in 29 cities throughout the United States.

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

         In October 1996, the Company acquired Consolidated Air Services, Inc. ("Consolidated"), a Phoenix based freight forwarder. As a result, Consolidated became a wholly-owned subsidiary of the Company with Amertranz conducting Consolidated's freight forwarding business. In May 1997, the Company acquired (by merger into the Company's Target subsidiary) Target Air Freight, Inc., a Los Angeles-based freight forwarder ("Air Freight"). Under the terms of the merger, the Company (i) paid $400,000 to Air Freight's stockholders at the time of the merger and an additional $77,000 on June 8, 1999, and (ii) issued to Air Freight's stockholders 900,000 shares of Common

Stock at the time of the merger and an additional 1,077,922 shares of Common Stock on June 8, 1999, pursuant to Regulation D promulgated under the Securities Act of 1933.

         Since the business of the Company's Amertranz subsidiary incurred operating losses for each of its operating periods, on June 23, 1997 the Company's Amertranz subsidiary ceased operations and transferred its customer accounts to the Company's Target subsidiary for fair consideration.

         On July 13, 1998, CAS sold substantially all of the operating assets of CAS to Geologistics Air Services, Inc. an indirect wholly owned subsidiary of Geologistics Corporation ("Geologistics") for $27 million in cash (the "CAS Sale"), in accordance with the terms of an Asset Purchase Agreement dated June 15, 1998 (the "Asset Purchase Agreement"). Under the terms of the Asset Purchase Agreement, CAS retained its accounts receivable. CAS realized $2.7 million from these accounts receivable after payment of liabilities during the twelve months ended June 30, 1999.

         Following the CAS Sale, the Company operates through its wholly-owned subsidiary, Target. On November 30, 1998, the Company changed its name to "Target Logistics, Inc."

Description of Business
-----------------------

         The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shipper's location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds and generally requiring second-day delivery. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 29 cities throughout the United States, including exclusive agency relationships in 18 cities. The Company has international freight forwarding operations consisting of strategic relationships in over 20 countries including share ownership in its exclusive agents in China, Hong Kong, Philippines and Singapore.

Operations
----------

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

         The Company leases an HP 9000 mainframe computer and has a proprietary freight forwarding software system which the Company has named "TRACS". TRACS is an integrated freight forwarding and financial management data processing system. It provides the Company with the information needed to manage its sourcing and distribution activities through either printed or electronic medium. Specifically, the TRACS system permits the Company to track the flow of a particular shipment from the point of origin through the transportation process to the point of delivery. The Company intends to continuously upgrade TRACS to enhance its ability to maintain a competitive advantage.

         International Operations. During the fiscal year ended June 30, 1999, the Company's international freight forwarding accounted for 37.2% of the Company's operating revenue. On a pro forma basis (assuming the CAS Sale closed on July 1, 1998), after elimination of revenue from CAS, international freight forwarding would account for 38.3% of the Company's operating revenue.

Customers and Marketing
-----------------------

         The Company's principal customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, computer software and wearing apparel. As of June 30, 1999, the Company had approximately 3,200 accounts.

         The Company markets its services through an organization of approximately 20 full-time salespersons and 32 independent sales agents supported by the sales efforts of senior management, and the operations staff in the Company's offices. The Company strongly promotes team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. The Company staffs each office with operational employees to provide support for the sales team, develop frequent contact with the customer's traffic department, and maintain customer service. The Company believes that it is important to maintain frequent contact with its customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

         The Company's Fashion Services Division targets customers from manufacturers to retail establishments and provides specific expertise in handling fashion-related shipments. The Fashion Services Division specializes in the movement of wearing apparel for manufacturing customers to their department store customers located throughout the United States.

         Many of the Company's customers utilize more than one transportation provider. In soliciting new accounts, the Company uses a strategy of becoming an approved carrier in order to demonstrate the quality and cost- effectiveness of its services. Using this approach, the Company has advanced its relationships with several of its major customers, from serving as a back-up freight services provider to primary freight forwarder.

Competition
-----------

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

Employees
---------

         The Company and its subsidiaries had approximately 170 full-time employees as of June 30, 1999. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relations with its employees to be good.

Regulation
----------

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


ITEM 2.  PROPERTIES
         ----------

         As of June 30, 1999, the Company leased terminal facilities consisting of office and warehouse space in 11 cities located in the United States, and also utilized 18 offices operated by exclusive agents. The Company's facilities range in size from approximately 1,000 square feet to approximately 100,000 square feet and consist of offices and warehouses with loading bays. All of such properties are leased from third parties. The Company's headquarters are located in Baltimore, Maryland, and its principal warehouse facility is located in Los Angeles, California, and consists of approximately 100,000 square feet of floor space leased pursuant to the terms of a lease which expires in July 2002. Management believes that its current facilities are underutilized and are more than sufficient for its planned growth.

The Company has an additional 10 terminal facilities in the following locations:

           Atlanta, Georgia                      Houston, Texas
           Charlotte, North Carolina             Miami, Florida
           Chicago, Illinois                     Newark, New Jersey
           Dallas, Texas                         New York, New York
           Greensboro, North Carolina            Seattle, Washington


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company had previously reported in its Annual Report on Form 10-K for the fiscal year ended June 30, 1998, that on June 15, 1998, the Company was served with a complaint filed in the United States District Court for the Eastern District of New York (case number CV 98 3777), by Martin Hoffenberg, a former consultant to the Company. The Company, its Amertranz, Target, and CAS subsidiaries, Stuart Hettleman (president and a director of the Company), and Richard A. Faieta, (a former officer and director of the Company), and two principal shareholders of the Company, are named defendants in the lawsuit. The complaint is based on events occurring prior to February 1996, when Mr. Hoffenberg controlled the Amertranz subsidiary as its president and chairman, and on events occurring subsequent thereto, when Mr. Hoffenberg served as a consultant to the Company. The complaint alleges breach of contract, violations of the federal anti-racketeering laws, fraud, and failure to pay wages and benefits. The complaint seeks economic damages in excess of $5.6 million, and punitive damages of $7.5 million. Upon motion filed on behalf of the Company, the court dismissed the action, but permitted Mr. Hoffenberg to file an amended complaint. The Company then served a motion to dismiss the amended complaint. The parties then filed a stipulation pursuant to which Mr. Hoffenberg dismissed all claims against all parties except claims for breach of contract and vacation pay totalling $135,333 in the aggregate against the Company and its Amertranz subsidiary. The Company intends to vigorously defend the action, which is now a claim for $135,333. The Company believes that the complaint is without merit and that any material recovery by Mr. Hoffenberg is unlikely.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

         The following is a listing of the executive officers of the Company as of June 30, 1999. There are no family relationships between any Directors and Officers of the Company.

NAME                                  AGE                  POSITION

Stuart Hettleman .............         49        President and Chief Executive
                                                 Officer

Philip J. Dubato .............         43        Vice President, Chief Financial
                                                 Officer and Secretary

Christopher Coppersmith ......         49        President and Chief Executive
                                                 Officer, Target Logistic
                                                 Services, Inc.

STUART HETTLEMAN has been President, Chief Executive Officer and a director of the Company and a director and Executive Vice President of each of Amertranz and CAS, since February 7, 1996, and a director and Chairman of Target since May 8, 1997. Mr. Hettleman is also an executive officer of several of the Company's predecessors. Specifically, he has been Vice President of TIA since 1990 and is currently the Executive Vice President of TIA; and has been Vice President of CFS since 1991 and is currently Executive Vice President of CFS.

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

CHRISTOPHER COPPERSMITH has been President and Chief Executive Officer of Target Logistic Services, Inc. (acquired by the Company in May 1997) since November 1996, and a director of the Company since May 1997. From 1974 through October 1996, Mr. Coppersmith was Executive Vice President and Chief Operating Officer of Target Airfreight, Inc.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS
         -------------------------------------------------------------

         Prior to February 25, 1998, the Company's common stock, $.01 par value (the "Common Stock") and Redeemable Common Stock Purchase Warrants (the "Warrants") were listed on the NASDAQ SmallCap Market under the symbols AMTZ and AMTZW, respectively. From February 25, 1998 to December 3, 1998 both the Common Stock and the Warrants were traded on the Over-The-Counter (OTC) market under the same symbols (AMTZ and AMTZW). Since December 4, 1998, as a result of the name change, both the Common Stock and the Warrants have been traded on the OTC market under the symbols TARG and TARGW, respectively.

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

Third Quarter                       High    -      2 1/4           High      -   1/4
                                    Low     -       9/16           Low       -  3/16

Fourth Quarter                      High    -     1 9/16           High      -  3/16
                                    Low     -     1 1/16           Low       -  1/16

Fiscal Year Ended June 30, 1999
First Quarter                       High    -      1 7/8           High      -   1/8
                                    Low     -      11/16           Low       - 3/100

Second Quarter                      High    -      1 7/8           High      -  2/25
                                    Low     -        1/2           Low       - 1/100

Third Quarter                       High    -      1 5/8           High      -  1/10
                                    Low     -       9/16           Low       - 1/100

Fourth Quarter                      High    -      1 1/8           High      -  1/16
                                    Low     -      35/50           Low       -  1/50

         On September 16, 1999 there were 841 shareholders of record of the Company's Common Stock and 718 holders of record of the Company's Warrants. The closing price of the Common Stock on that date was $0.75 per share. The closing price of the Warrants on that date was $0.0625 per Warrant.

 ITEM 6. SELECTED FINANCIAL DATA

TARGET LOGISTICS, INC.
(in thousands, except per share data)         (1)
                                           Year Ended      Six Months
                                           December 31, Ended June 30,             Year Ended June 30,
                                          ------------------------------------------------------------------
                                           1995          1996            1997           1998          1999
Statement of Operations Data:
   Operating revenue                     $38,211        $27,446         $75,352        $97,784     $51,720
   Cost of transportation                 30,300         20,961          56,884         73,599      34,790
                                         -------         -------        -------        -------      ------
   Gross profit                            7,911          6,485          18,468         24,185      16,930
   Selling, general &
      administrative
      expenses                             4,513          8,772          24,300         23,012      21,304
   Restructuring charge                        -              -          (3,407)             -           -
   Operating income (loss)               $ 3,398        $(2,288)        $(9,239)       $ 1,173     $(4,374)
   Gain on sale of subsidiary                  -              -               -              -      24,832
   Net income (loss)                     $ 2,366        $(6,397)        (10,508)       $ 7,404     $14,016
   Net income (loss) per common share                   $ (1.84)        $ (1.74)       $  0.90     $  1.63

Balance Sheet Data:
   Total assets                                         $22,740         $29,821        $38,547     $34,932
   Working capital (deficit)                            (13,937)        (12,541)        (2,340)      5,717
   Current liabilities                                   22,470          27,158         26,085      15,251
   Long-term indebtedness                                 8,018           4,094          4,138          24
   Shareholders' equity (deficit)                       $(7,749)        $(1,430)       $ 8,324     $19,657


(1) The amounts for the freight forwarding business of the Company represent the historical operations associated with the freight forwarding business of TIA and CFS contributed to the Company in the combination of these businesses. The freight forwarding business of TIA and CFS did not operate as a separate legal or reporting entity during the period presented. Management believes that if the operations data were restated to exclude the operation of these aviation assets, cost of transportation would be higher but would be more than offset by a reduction in selling, general and administrative expenses.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

         This Annual Report on Form 10-K contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company's historic losses and ability to achieve operating profitability following the CAS Sale, (ii) the Company's ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (iii) competitive practices in the industries in which the Company competes, (iv) the Company's dependence on current management, (v) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular, (vi) general economic conditions, and (vii) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

Overview

         The Company was incorporated in January 1996 to continue the freight forwarding business of TIA and CFS and acquire Amertranz. The Company generated operating revenues of $51.7 million, 97.8 million, and 75.4 million, and had a net profit of $14.0 million and $7.4 million, and a net loss of $10.5 million, for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The fiscal year 1999 profit includes a $16.6 million gain (net of tax) arising from the CAS sale which closed on July 13, 1998, the fiscal year 1998 profit includes a $7.6 million net income tax benefit arising from the CAS Sale, and the fiscal year 1997 loss included a charge of $3.4 million attributed to restructuring costs in connection with the closing of the Company's Amertranz subsidiary. The Company had consolidated earnings (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $22.0 million, $2.6 million, and ($8.3 million), for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

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

         * Management believes that the results of the Company's operations for the fiscal year ended June 30, 1999 (all but 12 days of which were following the CAS Sale) indicate management's concentrated focus on Target's business together with the Company's available resources following the CAS Sale will enable the Company to achieve the intended growth. For the year ended June 30, 1999, Target's revenue increased by 15.7% to $50,156,285, and its gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) improved to 33.3% from 29.3%, from the corresponding period of 1998, a 13.7% improvement. This increased margin accounts for approximately $2,006,000 of Target's gross profit for the fiscal year ended June 30, 1999. As a result, Target's actual gross profit increased by 31.9%, or $4,043,474, to $16,725,039 for the year ended June 30, 1999 from
$12,681,565 for the year June 30, 1998. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and exclusive forwarders (previously referred to as independent agents) and reducing fixed selling, general and administrative costs to improve the Company's net income.

Results of Operations
---------------------

Years Ended June 30, 1999 and 1998

         Operating Revenue. Operating revenue decreased to $51.7 million for the year ended June 30, 1999 from $97.9 million for the year ended June 30, 1998, a 47.1% decrease. This decrease resulted from the inclusion of CAS's operating revenue for the full 1998 period but only for 12 days of the 1999 period due to the CAS Sale on July 13, 1998. Within the operations of the Company's Target subsidiary operating revenue increased by 15.7% to $50,156,285 for the year ended June 30, 1999 from $43,351,754 for the year ended June 30, 1998, a $6,804,531 increase, due to increased freight volume.

         Cost of Transportation. Cost of transportation was 67.3% of operating revenue for the year ended June 30, 1999, and 75.3% of operating revenue for the year ended June 30, 1998. This decrease is due to (i) a reduction in the Target subsidiary's cost of transportation as a percentage of sales (66.7% for the 1999 period, from 70.7% for the 1998 period), and (ii) the historically higher cost of transportation for the Company's CAS subsidiary (the assets of which were sold on July 13, 1998) than the Company's Target subsidiary.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the year ended June 30, 1999 increased to 32.7% of operating revenue from 24.7% of operating revenue for the year ended June 30, 1998.

         Within the Company's Target subsidiary, gross profit margin increased to 33.3% from 29.3% for the years ended June 30, 1999 and 1998, respectively. This increase in gross profit margin accounts for approximately $2,006,000 of Target's gross profit for the year ended June 30, 1999. Target's actual gross profit increased by 31.9%, or $4,043,474, to $16,725,039 for the year ended June 30, 1999 from $12,681,565 for the year June 30, 1998.

         Selling, General and Administrative Expenses. Selling general and administrative expenses were 41.2% of operating revenue (39.7% excluding non-recurring expenses explained in (iii) and (iv), below) for the year ended June 30, 1999, and 23.5% of operating revenue for the year ended June 30, 1998. This increase was primarily due to (i) an increase in exclusive forwarder commission expense due to the Company's addition of new exclusive forwarders;
(ii) the historically lower selling, general and administrative expenses as a percentage of sales for the CAS subsidiary than the Target subsidiary; (iii) non-recurring expenses of $244,943 incurred in the 1999 period to wind down the Company's CAS subsidiary (primarily, the collection of accounts receivable and payment of accounts payable); and (iv) the non-recurring accrual in the 1999 period (reflected within "Selling, general and administrative expenses - Corporate") of executive bonus compensation of $537,820 primarily as a result of the CAS Sale.

         Within the Company's Target subsidiary, selling, general and administrative expenses (excluding agent commission expense) were 24.8% of operating revenue for the year ended June 30, 1999 and 26.4% for the year ended June 30, 1998, a 6.1% decrease. Exclusive forwarder commission expense was 11.8% of operating revenue for the year ended June 30, 1999 and 7.1% for the year ended June 30, 1998. This increase is due to the Company's addition of new exclusive forwarders.

         Net Income. The Company realized net income of $14,016,436 for the year ended June 30, 1999, compared to a net income of $7,403,643 for the year ended June 30, 1998. This increase was due to the CAS Sale.

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

         Cost of Transportation. Cost of transportation was 75.3% of operating revenue for the year ended June 30, 1998, and 75.5% of operating revenue for the year ended June 30, 1997. This increase is due to (i) the February 2, 1998 start up of a new service between Indianapolis and Aquadilla, Puerto Rico by the Company's CAS subsidiary, and (ii) the Company's Target subsidiary international freight forwarding services, which historically reflect a higher cost of transportation as a percentage of sales.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the year ended June 30, 1998 decreased to 24.7% of operating revenue from 24.5% of operating revenue for the year ended June 30, 1997.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 23.5% of operating revenue for the year ended June 30, 1998, and 32.3% (excluding restructuring charges in connection with the closing of the Company's Amertranz subsidiary) of operating revenue for the year ended June 30, 1997. This decrease was primarily due to (i) the closing of the Amertranz subsidiary prior to beginning of the 1998 fiscal year (while the Amertranz subsidiary was included for almost all of the 1997 fiscal year); and
(ii) the historically lower selling, general and administrative expenses as a percentage of sales of the Company's Target subsidiary (acquired in May 1997), and the inclusion of those results in the Company's consolidated results of operations for the year ended June 30, 1998.

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

Liquidity and Capital Resources
-------------------------------

         General. During the year ended June 30, 1999, net cash used in operating activities was $2,240,763. Cash provided by investing activities was $25,080,305, which consisted of net proceeds in connection with the CAS Sale totaling $25,762,000, less (i) capital expenditures of $605,000, and (ii) $77,000 of additional costs incurred in connection with the Target acquisition. Cash used in financing activities was $15,837,744, which primarily consisted of the repayment of long and short term debt and the purchase of subsidiaries' long and short term debt.

         Following the closing of the Company's Amertranz subsidiary, the Company entered into an Extension and Composition Agreement dated as of November 7, 1997 with certain general unsecured creditors of the Company's Amertranz subsidiary, whereby $1,581,799 of trade debt of the Amertranz subsidiary was acquired by the Company in exchange for the issuance of 158,180 shares of the Company's Class E Preferred Stock. On September 24, 1998 the Company announced the redemption of the Class E Preferred Shares. The Company has reserved $1,581,799 for this redemption. As of June 30, 1999, approximately $1,142,000 of this reserve has been paid.

         Currently, approximately $1.7 million of the Company's outstanding accounts payable represent unsecured trade payables of the Company's closed Amertranz subsidiary.

         Capital expenditures. Capital expenditures for the fiscal year ended June 30, 1999 were $605,092.

         GMAC Facility. During the year ended June 30, 1999, the Company's Target subsidiary maintained a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC (successor by merger to BNY Financial Corp.) ("GMAC"), guaranteed by the Company. The GMAC Facility was originally established in 1997 with all of the Company's subsidiaries as individual borrowers thereunder. In connection with the CAS Sale, the outstanding obligations then due from the Target and CAS subsidiaries under the GMAC Facility were repaid on July 13, 1998 by CAS with the proceeds from the CAS Sale, and CAS acquired the Amertranz subsidiary's portion of the debt. The interest rate of the GMAC Facility is prime plus 2%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of June 30, 1999, there were outstanding borrowings of $1,349,978 under the GMAC Facility which represented 27% of the amount available thereunder, and the amount available for borrowing under the GMAC Facility was approximately $5,058,000.

         Revolver Note. As part of the combination of Amertranz and the freight forwarding business of TIA and CFS, TIA and CFS agreed to advance to CAS, on a revolving loan basis, up to an aggregate maximum of $4,000,000 outstanding at any time, pursuant to the terms of a Revolving Credit Promissory Note ("Revolver Note"), bearing interest at the greater of (i) 1% per month, or (ii) a fluctuating rate equal to the prime rate of interest as published in The Wall Street Journal, plus 4%. All obligations under the Revolver Note were guaranteed by the Company and its Amertranz subsidiary and secured by a first priority lien on all of the issued and outstanding shares of CAS, a first priority lien on all of the assets of the Company and CAS, and a lien on the accounts receivable of Amertranz, subordinate only to the first priority lien granted in connection with the GMAC Facility and the second position lien granted to TIA in connection with the TIA Loan (described below). All obligations under the Revolver Note were repaid on July 13, 1998 with the proceeds from the CAS Sale.

         Exchange Note. As part of the combination of Amertranz and the freight forwarding business of TIA and CFS, the Company issued to TIA and CFS a promissory note in the original principal amount of $10,000,000, bearing interest at the rate of 8% per annum ("Exchange Note"). In June 1996, TIA exchanged $2,000,000 principal amount of the Exchange Note for 200,000 shares of the Company's Class A Preferred Stock, and of the proceeds of the Company's initial public offering, $2,000,000 was used to repay a portion of the Exchange Note. The

Company's indebtedness under the Exchange Note was subordinated to the Company's obligations under the GMAC Facility. All obligations under the Exchange Note were repaid on July 13, 1998 with the proceeds from the CAS Sale.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and funds remaining from the CAS Sale. As of June 30, 1999, the Company had $3,915,000 available under its $10 million accounts receivable financing facility and approximately $7,882,000 from operations and remaining proceeds from the CAS Sale. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and, competition, none of which can be predicted with certainty.

Year 2000
---------

         The Company is on schedule with a project that  addresses the Year 2000
(Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date- sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year, and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The Company's Y2K project is designed to ensure the compliance of all of the Company's applications, operating system and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. All phases of the project should be completed by 1999 year end, thus minimizing the impact of the Y2K problem on the Company's operations. The total estimated cost of the required modifications to become Y2K compliant should not be material to the Company's financial position. Failure to make all internal business systems Y2K compliant could result in an interruption in, or a failure of, some of the Company's business activities or operations. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain transportation services necessary for the Company's operations. If one or more of these situations occur, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K project is expected to significantly reduce the Company's level of uncertainty about the Y2K problem and reduce the possibility of significant interruptions of normal business operations.

Impact of the CAS Sale
----------------------

         On July 13, 1998, in the CAS Sale, the Company's CAS subsidiary sold substantially all of its operating assets to a subsidiary of Geologistics Corporation for $27 million in cash pursuant to the terms of an Asset Purchase Agreement dated June 15, 1998. Under the terms of the Asset Purchase Agreement, CAS retained its accounts receivable, and CAS realized $2.7 million from these accounts receivable after payment of its liabilities during the year ended June 30, 1999.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 14(a) of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
         ---------------------------------------------------------------

None

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The information with respect to the identity and business experience of the directors of the Company and their remuneration in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 1999 Annual Meeting of Shareholders, is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1999 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1999 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 1999 Annual Meeting of Shareholders.

                                     PART IV
                                     -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K
         -----------------------------------------------------------------

(a)  1.  Financial Statements

TARGET LOGISTICS, INC.                                                                                    PAGE
                                                                                                          ----
Report of Independent Public Accountants                                                                  F-1
Consolidated Balance Sheets as of June 30, 1999 and 1998                                                  F-2
Consolidated Statements of Operations for the Years Ended June 30, 1999, 1998 and 1997                    F-3
Consolidated Statements of Shareholders' Deficit for the Years Ended
June 30, 1999, 1998 and 1997                                                                              F-4
Consolidated Statements of Cash Flows for the Years Ended June 30, 1999, 1998 and 1997                    F-6
Notes to Consolidated Financial Statements                                                                F-8

(a)  2.   Financial Statement Schedules

Schedule II - Schedule of Valuation and Qualifying Accounts                                               S-1

All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a)  3.   Exhibits required to be filed by Item 601 of Regulation S-K
          -----------------------------------------------------------

Exhibit No.
3.1       Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2       By-Laws of Registrant,  as amended  (incorporated  by
          reference   to  Exhibit   3.2  to  the   Registrant's
          Quarterly  Report on Form 10-Q for the Quarter  Ended
          December 31, 1998, File No. 0-29754)
4.1       Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration
          Statement on Form S-1, Registration No. 333-03613)
4.2       Form of Amendment  No. 1 to Warrant  Agent  Agreement
          dated June 13, 1997  (incorporated  by  reference  to
          Exhibit   4.7   to  the   Registrant's   Registration
          Statement on Form S-1, Registration No.
          333-30351)
4.3       Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in
          Exhibit 3.1)
4.4       Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in
          Exhibit 3.1)
4.5       Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in
          Exhibit 3.1)
4.6       Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in
          Exhibit 3.1)
4.7       Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in
          Exhibit 3.1)
10.1      1996 Stock Option Plan  (incorporated by reference to Exhibit 10.1 to the Registrant's  Quarterly Report on
          Form 10-Q for the Quarter  Ended  December  31, 1997, File No. 0-29754)
10.2      Restated and Amended Accounts Receivable Management and Security Agreement, dated as of
          July 13, 1998 by and between GMAC Commercial Credit LLC (successor by merger to BNY
          Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement")
10.3      Shadow Warrant entered into in connection with the GMAC Facility Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended
          March 31, 1997, File No. 0-29754)



10.4     Loan and Security Agreement dated October 25, 1995 between Amertranz Worldwide, Inc. and
         TIA, Inc., as amended January 24, 1996 (incorporated by reference to Exhibit 10.5 to the
         Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
10.5     Form of Amended and Restated Promissory Note of Amertranz Worldwide, Inc. payable to TIA,
         Inc. in principal amount of $800,000 (incorporated by reference to Exhibit 10.6 to the Registrant's
         Registration Statement on Form S-1, Registration No. 333-03613)
10.6     Revolving Credit Promissory Note dated February 7, 1996 of Caribbean Air Services, Inc. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $4,000,000
         (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1,
         Registration No. 333-03613)
10.7     Promissory Note dated February 7, 1996 of Amertranz Worldwide Holding Corp. payable to TIA,
         Inc. and Caribbean Freight System, Inc. in the principal amount of $10,000,000 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, Registration No.
         333-03613)
10.8     Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and
         Stuart Hettleman (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on
         Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)
10.9     Asset Purchase Agreement dated as of June 15, 1998, by and among Amertranz Worldwide
         Holding Corp., Caribbean Air Services, Inc., and Geologistics Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated July 13, 1998, File
         No. 0-29754)
10.10(P) Lease Agreement for Los Angeles Facility (incorporated  by reference to Exhibit 10.17 to the  Registrant's  Annual  Report on Form 10-K for the Year Ended June 30, 1997,  File
         No. 0-29754)
21       Subsidiaries of Amertranz Worldwide Holding Corp. (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-
         29754)
23       Consent of Arthur Andersen LLP
27       Financial Data Schedule


(b)      Reports on Form 8-K

         None.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          TARGET LOGISTICS, INC.



Date:  September 28, 1999                 By:     /s/ Stuart Hettleman
                                              ----------------------------------
                                              Stuart Hettleman
                                              President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                    Title                   Date
---------                                    -----                   ----

 /s/ Stuart Hettleman            President, Chief Executive   September 28, 1999
---------------------------      Officer and Director
Stuart Hettleman


/s/ Michael Barsa                Director                     September 28, 1999
---------------------------
Michael Barsa


/s/ Brian K. Coventry            Director                     September 28, 1999
---------------------------
Brian K. Coventry


/s/ Christopher Coppersmith      Director                     September 28, 1999
---------------------------
Christopher Coppersmith


/s/ Philip J. Dubato             Vice President, Chief       September 28, 1999
---------------------------      Financial Officer,
Philip J. Dubato                 Principal Accounting Officer
                                 and Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Target Logistics, Inc. (formerly Amertranz Worldwide Holding Corp.):

We have audited the accompanying consolidated balance sheets of Target Logistics, Inc. (formerly Amertranz Worldwide Holding Corp.), a Delaware corporation, as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Target Logistics, Inc. as of June 30, 1999 and 1998, and the results of its operations and cash flows for the years ended June 30, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.

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


                                                ARTHUR ANDERSEN LLP



New York, New York
September 24, 1999



                             TARGET LOGISTICS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30, 1999          June 30, 1998
                                                                            -------------          -------------
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                   $ 7,881,595            $    879,797
Accounts receivable, net of allowance for doubtful
  accounts of $1,318,109 and, $514,542 respectively                          10,853,316              14,555,151
Deferred income taxes (Note 9)                                                2,080,105               7,705,092
Prepaid expenses and other current assets                                       152,940                 604,588
                                                                             ----------              ----------
                  Total current assets                                       20,967,956              23,744,628
PROPERTY AND EQUIPMENT, net (Note 4)                                            473,398                 755,822
OTHER ASSETS                                                                    278,382                 238,904
DEFERRED INCOME TAXES (Note 9)                                                  184,895                 184,895
GOODWILL, net of accumulated amortization of
  $1,927,504 and $1,305,445, respectively (Notes 3 and 5)                    13,027,520              13,622,579
                                                                             ----------              ----------
                  Total assets                                              $34,932,151             $38,546,828
                                                                            ===========             ===========

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                            $ 4,413,792             $ 8,542,850
Accrued expenses                                                              2,360,211               1,990,880
Accrued transportation expenses                                               6,745,613               3,880,195
Reserve for restructuring                                                        21,567                 264,143
Note payable to bank (Note 6)                                                 1,349,978               6,745,853
Note payable to affiliate (Note 6)                                                  ---                 905,913
Note payable to creditors                                                           ---                  53,835
Current portion of long-term debt due to affiliate (Note 6)                         ---               3,332,126
Current portion of long-term debt (Note 6)                                       10,500                  50,000
Dividends payable                                                               168,680                 117,524
Taxes payable                                                                    77,245                 110,000
Lease obligation-current portion (Note 8)                                       103,385                  91,735
                                                                             ----------              ----------
                  Total current liabilities                                  15,250,971              26,085,054
LONG-TERM DEBT DUE TO AFFILIATE (Note 6)                                            ---               4,000,000
LONG TERM DEBT (Note 6)                                                             ---                  10,500
LEASE OBLIGATION--LONG-TERM (Note 8)                                             24,116                 127,506
                                                                             ----------              ----------
                  Total liabilities                                         $15,275,087             $30,223,060
                                                                             ----------              ----------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 7):
Preferred Stock, $10 par value; 2,500,000 shares authorized,
  427,207 and 621,387 shares issued and outstanding, respectively             4,272,070               6,213,870
Common Stock, $.01 par value; 15,000,000 shares authorized,
  10,031,868 and 8,419,094 shares issued and 9,192,013 and
  8,312,790 shares outstanding, respectively                                    100,318                  84,190
Paid-in capital                                                              22,877,209              22,546,331
Accumulated deficit                                                         $(6,937,598)            (20,509,373)
Less:  Treasury stock, 839,855 and 106,304 shares held at cost,
       respectively                                                            (654,935)                (11,250)
                                                                             ----------             -----------
                  Total shareholders' equity                                 19,657,064               8,323,768
                                                                             ----------             -----------
                  Total liabilities and shareholders' equity                $34,932,151             $38,546,828
                                                                            ===========             ===========

The accompanying notes are an integral part of these consolidated balance sheets.


                              TARGET LOGISTICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended        Year Ended        Year Ended
                                                               June 30, 1999     June 30, 1998     June 30, 1997
                                                               -------------     -------------     -------------

OPERATING REVENUES:
         Operating revenues - Target subsidiary                $50,156,285       $43,351,754       $ 4,392,713
         Operating revenues - Caribbean subsidiary               1,563,298        54,432,657        40,690,013
         Operating revenues - Amertranz subsidiary                       -                 -        30,269,339
                                                              ------------       -----------       -----------
           Operating revenues                                   51,719,583        97,784,411        75,352,065

COST OF TRANSPORTATION:
         Cost of transportation - Target subsidiary             33,431,246        30,670,189         3,186,175
         Cost of transportation - Caribbean subsidiary           1,358,031        42,928,749        32,498,656
         Cost of transportation - Amertranz subsidiary                   -                 -        21,199,576
                                                               -----------       -----------       -----------
           Cost of transportation                               34,789,277        73,598,938        56,884,407

GROSS PROFIT:
         Gross profit - Target subsidiary                       16,725,039        12,681,565         1,206,538
         Gross profit - Caribbean subsidiary                       205,267        11,503,908         8,191,357
         Gross profit - Amertranz subsidiary                             -                 -         9,069,763
                                                               -----------       -----------       -----------
           Gross profit                                         16,930,306        24,185,473        18,467,658

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES ("SG&A"):
         SG&A - Target subsidiary                               12,454,287        11,444,841         1,284,996
         SG&A - Target subsidiary
          (Exclusive forwarder commissions)                      5,929,533         3,078,945           314,390
         SG&A - Caribbean subsidiary                               595,338         6,270,882         4,882,073
         SG&A - Amertranz subsidiary                                     -                 -        16,083,199
         SG&A - Corporate                                        1,491,598         1,085,513           864,832
         Restructuring charge                                            -                 -         3,407,482
         Depreciation and amortization                             833,268         1,131,994           870,123
                                                               -----------        ----------       -----------
           Selling, general and administrative expenses         21,304,024        23,012,175        27,707,095


OTHER INCOME (EXPENSE):
         Interest income (expense)                                 291,510        (1,645,902)       (1,335,833)
         Other income                                              119,291           214,112            66,936
         Gain on sale of subsidiary                             24,832,353                 -                 -
                                                               -----------       -----------       -----------

         Income (loss) before income taxes                      20,869,436          (258,492)      (10,508,334)
         Provision (benefit) for income taxes (Note 9)           6,853,000        (7,662,135)
                                                               -----------       -----------        ----------
         Net income (loss)                                     $14,016,436       $ 7,403,643      $(10,508,334)
                                                               ===========       ===========       ===========

         Net income (loss) per share:
           Basic                                                     $1.63             $0.90            ($1.74)
                                                                     =====             =====            ======
           Diluted                                                   $0.99             $0.55                 -
                                                                     =====             =====            ======

         Weighted average shares outstanding:
           Basic                                                 8,351,386         7,949,705         6,048,148
                                                               ===========       ===========       ===========
           Diluted                                              14,121,246        13,468,964                 -
                                                              =============      =============     ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             TARGET LOGISTICS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                          Additional
                                    Preferred Stock       Common Stock      Paid-in      Treasury Stock    Accumulated
                                    Shares   Amount     Shares    Amount    Capital      Shares   Amount     Deficit        Total
                                    ------    ------     ------    ------    -------      ------   ------     -------        -----


Balance, July 1, 1996                      -         -   3,626,504  $36,265  $8,567,675 (106,304)($11,250)($16,341,341)($7,748,651)


Common stock issued in
  connection with the IPO                  -         -   2,300,000 $23,000  $11,013,288        -        -            - $11,036,288

Preferred stock issued in
  exchange for a principal
  reduction in the Exchange Note     200,000 2,000,000           -       -            -        -        -            -   2,000,000

Common stock issued in connection
  with the acquisition of Target           -         -     900,000   9,000    1,014,750        -        -            -   1,023,750

Acquisition of Consolidated           20,000   200,000           -       -      371,000        -        -            -     571,000

Stock Options exercised                    -         -           -       -        5,543        -        -            -       5,543

Preferred stock issued in
  connection with the Private
  Placement                          257,500 2,575,000           -       -            -        -        -     (372,145)  2,202,855

Cash dividends associated with the
  Class C Preferred stock                 -          -           -       -            -        -        -      (12,875)    (12,875)

Preferred Stock dividends associated
  with the Class A Preferred stock    20,500   205,000           -       -            -        -        -     (205,000)          -

Net loss                                   -         -           -       -            -        -        -  (10,508,334)(10,508,334)
                                    --------  ---------    -------   -----   ---------- --------  -------  -----------  ----------

Balance June 30, 1997                498,000 $4,980,000  6,826,504 $68,265  $20,972,256 (106,304)($11,250)($27,439,695)($1,430,424)

Additional costs associated with
  the Private Placement                    -          -           -      -            -        -        -      (34,908)    (34,908)

Common stock issued in connection
  with the conversion of Class A
  Preferred Stock                   (110,250)(1,102,500) 1,102,500  11,025    1,091,475        -        -            -           -

Stock options exercised                    -          -     52,590     525         (525)       -        -            -           -

Preferred stock issued for repayment
  of secured long-term debt of
  Amertranz Worldwide, Inc.          100,000  1,000,000          -       -            -        -        -            -   1,000,000

Preferred stock issued for purchase
  of $1,581,800 of trade debt of
  Amertranz Worldwide, Inc.          158,180  1,581,800          -       -            -        -        -            -   1,581,800

Common stock issued in connection
  with the conversion of Class B
  Preferred Stock                    (20,000)  (200,000)   200,000   2,000      198,000        -        -            -           -

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                    (23,750)  (237,500)   237,500   2,375      235,125        -        -            -           -

Preferred stock dividends associated
  with the Class A Preferred Stock    12,696    126,960          -       -            -        -        -     (126,960)          -


The accompanying notes are an integral part of these consolidated financial statements.


                                                       TARGET LOGISTICS, INC.
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   FOR THE YEARS ENDED JUNE 30, 1999, 1998  AND 1997-- (Continued)

                                                                           Additional
                                    Preferred  Stock       Common Stock      Paid-in      Treasury Stock    Accumulated
                                    Shares     Amount     Shares    Amount    Capital      Shares   Amount     Deficit        Total
                                    ------     ------     ------    ------    -------      ------   ------     -------        -----


Preferred stock dividends associated
  with the Class D Preferred Stock   6,511     65,110         -         -           -         -         -      (65,110)           -

Cash dividends associated with the
  Class C Preferred Stock                -          -         -         -           -         -         -     (246,343)    (246,343)

Warrants issued in connection with
  the sale of the assets of CAS          -          -         -         -      50,000         -         -            -       50,000

Net income                               -          -         -         -           -         -         -    7,403,643    7,403,643
                                 ---------    -------    ------  ---------     -------  -------   -------    ---------    ---------

Balance, June 30, 1998             621,387 $6,213,870 8,419,094    $84,190 $22,546,331 (106,304) ($11,250)($20,509,373)  $8,323,768

Common stock issued in connection
 with the conversion of Class C
 Preferred Stock                   (36,000)  (360,000)  360,000      3,600     356,400        -         -            -            -

Stock Options exercised                  -          -   174,852      1,749      62,256        -         -            -       64,005

Cash dividends associated with the
 Class A, C and D Preferred Stock        -          -         -          -           -        -         -     (444,661)    (444,661)

Redemption of Class E
 Preferred Stock                  (158,180)(1,581,800)        -          -           -        -         -            -   (1,581,800)

Purchase of Treasury Stock, at cost      -          -         -          -           -  (733,551)(643,685)           -     (643,685)

Additional Common Stock issued
 in connection with the acquisition
 of Target                               -          - 1,077,922     10,779     (87,778)        -        -            -      (76,999)

Net income                               -          -         -          -           -         -        -   14,016,436   14,016,436
                                 --------- ---------- ---------  ---------  ----------  --------   -------  ----------   ----------

Balance, June 30, 1999             427,207 $4,272,070 10,031,868  $100,318 $22,877,209  (839,855)($654,935)($6,937,598) $19,657,064
                                 ========= ========== ========== ========= ===========  ========  ========  ==========  ===========











The accompanying notes are an integral part of these consolidated financial statements.


                                                           TARGET LOGISTICS, INC.
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Year Ended        Year Ended        Year Ended
                                                                                 June 30, 1999     June 30, 1998     June 30, 1997
                                                                                 -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                 $14,016,436       $7,403,643       $(10,508,334)
  Bad debt expense                                                                      803,567         (268,065)           411,285
  Depreciation and amortization                                                         833,268        1,196,480            870,123
  Gain on sale of CAS                                                               (24,832,353)               -                  -
  Deferred income tax benefit                                                         5,624,987       (7,889,987)                 -
  Write off and write down of fixed assets                                                    -                -            727,938
  Decrease in debt issuance costs                                                             -                -            103,466
  Restructuring charge                                                                        -                -          3,407,482
  Adjustments to reconcile net loss to net cash used in operating activities-
     Decrease (increase) in accounts receivable                                       2,898,268       (1,796,390)          (485,963)
     Decrease (increase) in prepaid expenses and other current assets                   245,395          138,981           (257,630)
     (Increase) decrease in other assets                                               (113,962)         (15,136)            32,913
     (Decrease) increase in accounts payable and accrued expenses                    (1,716,369)         204,052         (2,000,123)
                                                                                     ----------          -------         ----------

                      Net cash used in operating activities                          (2,240,763)      (1,026,422)        (7,698,843)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (605,092)        (556,557)          (468,912)
  Proceeds from sale of CAS, net of closing costs                                    25,762,397                -                  -
  Acquisition of Consolidated                                                                 -                -            105,602
  Acquisition of Target                                                                 (77,000)               -           (452,032)
                                                                                    ------------       ---------         ----------
                      Net cash provided by (used in) investing activities            25,080,305         (556,557)          (815,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial public offering ("IPO") - net of costs                                -                -         12,190,682
  Proceeds from Private Placement - net of costs                                              -          (34,908)         2,202,855
  Issuance of common stock in connection with the IPO                                         -                -             23,000
  Dividends paid                                                                       (340,660)        (128,819)                 -
  Stock options exercised                                                                64,005                -              5,543
  Purchase of treasury stock                                                           (643,685)               -                  -
  Redemption of Class E Preferred Stock                                              (1,141,750)               -                  -
  Net (repayments) borrowings from note payable to bank                              (5,395,875)         278,295          4,676,355
  (Repayment) proceeds from long-term debt due to affiliates                         (7,332,126)         698,853         (6,104,227)
  Repayment of long-term debt                                                           (50,000)         (50,000)                 -
  (Repayment) proceeds from revolving loan due to affiliate                            (905,913)         116,185         (3,454,235)
  (Payment) proceeds of lease obligations                                               (91,740)         200,927            (21,035)
                                                                                      ---------        ---------         ----------
                      Net cash (used in) provided by financing activities           (15,837,744)       1,080,533          9,518,938

                      Net increase (decrease) in cash and cash equivalents            7,001,798         (502,446)         1,004,753

CASH AND CASH EQUIVALENTS, beginning of year                                            879,797        1,382,243            377,490
                                                                                    -----------        ---------         ----------
CASH AND CASH EQUIVALENTS, end of year                                              $ 7,881,595       $  879,797        $ 1,382,243
                                                                                    ===========       ==========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                          $   105,157       $  821,336        $   468,588
  Income taxes                                                                      $ 1,243,022       $   82,492        $    46,396


The accompanying notes are an integral part of these consolidated financial statements.



                                                           TARGET LOGISTICS, INC.
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                    Year Ended          Year Ended       Year Ended
                                                                                   June 30, 1999      June 30, 1998    June 30, 1997
                                                                                   -------------      -------------    -------------
Conversion of 36,000 and 23,750, respectively, Class C Preferred Shares            $  (360,000)       $  (237,500)             -
Issuance of Common Stock for Conversion of 36,000 and 23,750, respectively,
  Class C Preferred Shares                                                         $     3,600        $     2,375              -
Issuance of Common Stock for Stock Options exercised                               $     1,749        $       525              -
Issuance of Common Stock in connection with the acquisition of Target              $    10,779                  -     $    9,000
TIA, Inc. conversion of 110,250 Class A Preferred Shares                                     -        $(1,102,500)             -
Issuance of Common Stock for TIA, Inc. conversion of
  110,250 Class A Preferred Shares                                                           -        $    11,025              -
Issuance of 100,000 Class D Preferred Stock for repayment
  of secured long-term debt of Amertranz Worldwide, Inc.                                     -        $ 1,000,000              -
Issuance of 158,180 Class E Preferred Stock for the purchase
  of $1,581,800 of trade debt of Amertranz Worldwide, Inc.                                   -        $ 1,581,800              -
Conversion of 20,000 Class B Preferred Shares                                                -        $  (200,000)             -
Issuance of Common Stock for conversion of 20,000
  of Class B Preferred Shares                                                                -        $     2,000              -
Issuance of preferred stock as partial repayment of long-term debt due to affiliates         -                  -     $2,000,000
Issuance of preferred stock for the Private Placement                                        -                  -     $2,575,000
Issuance of preferred stock for the acquisition of Consolidated                              -                  -       $200,000
Issuance of preferred stock as dividends for the Class A preferred stock                     -                  -       $205,000
Issuance of note payable to Consolidated stockholders                                        -                  -       $150,000

On October 10, 1996, Consolidated Air Services, Inc. ("Consolidated") merged with and into the Company pursuant to the terms of a merger agreement dated as of September 30, 1996. In conjunction with the acquisition, the resulting goodwill is as follows:

                      Net assets assumed                                                      -       $  (121,539)            -
                      Purchase Price                                                          -           786,428             -
                                                                                                     -------------
                           Goodwill                                                           -      $    664,889             -
                                                                                                     =============

On May 8, 1997, Target merged with and into the Company pursuant to the terms of a merger agreement dated as of April 17, 1997. In conjunction with the acquisition, the resulting goodwill is as follows:

                      Net liabilities assumed                                                 -       $   709,157             -
                      Purchase Price                                                          -         1,488,782             -
                                                                                                     -------------
                           Goodwill                                                           -       $ 2,197,939             -
                                                                                                     =============






The accompanying notes are an integral part of these consolidated financial statements.

                                              TARGET LOGISTICS, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BACKGROUND

In January 1996, Target Logistics, Inc. (formerly, Amertranz Worldwide Holding Corp.) ("Holding" or the "Company") was incorporated in the state of Delaware. Effective February 7, 1996, Holding concluded an Asset Exchange Agreement (the "Agreement") with TIA, Inc. ("TIA"), Caribbean Freight System, Inc. ("CFS"), Amertranz Worldwide, Inc. ("Amertranz") and the stockholders and convertible note holders of Amertranz. As part of this transaction, Holding received (i) all of the issued and outstanding stock of Amertranz, (ii) $1,379,110 in convertible notes of Amertranz, and (iii) the air freight forwarding business of TIA and CFS. Holding then contributed the air freight forwarding business of TIA and CFS to Caribbean Air Services, Inc. ("CAS") in return for all of the issued and outstanding shares of CAS. TIA and CFS received 2,100,000 shares of common stock of the Company and a $10,000,000 promissory note, as discussed in Note 6, in addition to stock in the Company.

The transactions between the Company, TIA, CFS and CAS described above have been accounted for as a recapitalization of TIA and CFS, whereby the historical data for their freight forwarding operations are being presented as that of Holdings for all periods presented. The issuance of the $10,000,000 Promissory Note has been reflected as a charge to retained earnings and the distribution of assets and liabilities to TIA and CFS has been reflected as a net adjustment to equity, at book value (which approximates fair value). The transaction with Amertranz has been accounted for as an acquisition under purchase accounting.

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

2. DISPOSITION OF ASSETS

On July 13, 1998, the Company's CAS subsidiary sold substantially all of the operating assets of CAS to Geologistics Air Services, Inc., an indirect wholly-owned subsidiary of Geologistics Corporation ("Geologistics"), for approximately $26 million in cash, net of costs (the "CAS Sale"), in accordance with the terms of the Asset Purchase Agreement dated June 15, 1998 (the "Asset Purchase Agreement").

Under the terms of the Asset Purchase Agreement CAS retained its accounts receivable. CAS realized $2.7 million from these accounts receivable after payment of its liabilities during the fiscal year ended June 30, 1999.

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

Principles of Consolidation

For the fiscal year ended June 30, 1999 and 1998, the consolidated financial statements include the accounts of Holding, CAS, Target Logistic Services, Inc. ("Target"), Amertranz and Consolidated Air Services, Inc. ("Consolidated").

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




For the fiscal year ended June 30, 1997, the consolidated financial statements include the accounts of Holding, CAS, Amertranz, Target (since May 1, 1997) and Consolidated (since October 1, 1996).

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

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 1999.

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

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



Cash and Cash Equivalents

Cash at June 30, 1999 and 1998 includes $274,000 and $323,000 of overnight repurchase agreements.

Per Share Data

In accordance with the requirements of SFAS No. 128, "Earnings per Share", net earnings per common share amounts ("basic EPS") were computed by dividing net earnings after deducting preferred stock dividend requirements, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluding any potential dilution. Net earnings per common share amounts -
 assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the year ended June 30, 1999 and 1998 is as follows:

                                          Year Ended June 30, 1999                   Year Ended June 30, 1998
                                     -------------------------------------    --------------------------------------
                                         Income        Shares      Per Share     Income        Shares    Per Share
                                       (Numerator)  (Denominator)   Amounts    (Numerator)  (Denominator) Amounts
Net earnings                          $14,016,436                              $7,403,643
Preferred stock dividends                (444,661)                               (246,343)
                                                                                  --------

BASIC EPS
Net earnings attributable  to
common stock                          $13,571,775   8,351,386      $1.63       $7,157,300   7,949,705     $0.90
                                       ==========   =========       ====        =========   =========      ====
EFFECT OF DILUTIVE SECURITIES
Convertible Preferred Stock                         5,698,663                               5,327,969
Stock Options                                          71,197                                 191,290


DILUTED EPS
Net earnings attributable  to common stock
  and assumed preferred conversions
  and option exercises                $14,016,436   14,121,246     $0.99       $7,403,643  13,468,964     $0.55
                                       ==========   ==========     =====        =========  ==========      ====

Options to purchase 440,000 and 225,800 shares of common stock for the years ended June 30, 1999 and 1998, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

Warrants to purchase 5,183,731 shares of common stock for the years ended June 30, 1999 and 1998 were not included in the computation of diluted EPS because they were also anti-dilutive.

Adoption of SFAS No. 128 required that the Company's reported loss per share for fiscal 1997 be restated. There are no material differences between the amounts previously recorded and the restated amounts. For the year ended June 30, 1997 no diluted EPS is presented, as the effect of dilutive securities would be anti-dilutive on loss per common share. A reconciliation between the numerators and denominators of the basic EPS computation for net loss for the year ended June 30, 1997 is as follows:


                                                           TARGET LOGISTICS, INC.
                                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



                                                                        Year Ended June 30, 1997
                                                     Income                    Shares                  Per Share
                                                   (Numerator)              (Denominator)               Amounts
Net loss                                           ($10,508,334)
Preferred stock dividends                               (12,875)
                                                    ------------
BASIC EPS
Net loss attributable to common stock              ($10,521,209)            6,048,148                  ($1.74)
                                                   =============            =========                  =======

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

Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 1999 presentation.

4. PROPERTY AND EQUIPMENT, NET

                                                                              June 30,       June 30,
                                                                                1999           1998
                                                                              --------       --------
         Property and Equipment consists of the following:
                  Furniture and fixtures                                     $ 614,530       $726,888
                  Computer equipment                                           471,683        658,617
                  Leasehold improvements                                       319,565        202,059
                  Vehicles                                                     116,036        116,036
                                                                            ----------      ---------
                                                                             1,521,814      1,703,600
                  Less:  Accumulated depreciation and amortization           1,048,416        947,778
                                                                             ---------       --------
                                                                             $ 473,398      $ 755,822
                                                                            ==========      =========

5. ACQUISITIONS

(a) On February 7, 1996, Holding acquired all of the issued and outstanding stock of Amertranz and the former stockholders of Amertranz received 870,254 shares (which consist of the investment in Amertranz Worldwide of

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



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

(c) On May 8, 1997, the Company acquired all of the issued and outstanding stock of Target Airfreight, Inc. ("Target Air") for $400,000 cash and 900,000 shares of the Company's common stock valued at $1,023,750 or approximately $1.14 per share. On June 8, 1999, pursuant to the terms of the Target Air acquisition, the Company paid an additional $77,000 cash and issued an additional 1,077,922 shares of common stock valued at $0.77 per share to Target Air's former shareholders. The transaction has been accounted for as a purchase and resulted in goodwill of approximately $2.2 million which represents the excess cost over the fair value of the assets acquired.

(d) The following unaudited pro forma financial information for the Company for the year ended June 30, 1997, gives effect to the Consolidated and Target Air acquisitions as if they occurred at the beginning of the fiscal period presented. These pro forma results have been prepared for comparative purposes only, and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on the date indicated or which may result in the future:

                                                           Pro Forma
                                                          Year Ended
                                                         June 30, 1997

         Operating revenue                              $  100,026,271
         Net loss                                      ($   10,545,825)
         Net loss per share                            ($         1.55)

6. DEBT

As of June 30, 1999 and 1998, long-term and short-term debt consisted of the following:

                                                                June 30, 1999   June 30, 1998
         Promissory note to TIA and CFS (a)                     $       --      $7,332,126
         Revolving loan to TIA and CFS (b)                              --         905,913
         Asset-based financing (c)                               1,349,978       6,745,853
         Promissory note to
              Consolidated Shareholders (d)                         10,500          60,500
                                                              ------------       ---------

         Total debt                                              1,360,478      15,044,392
         Less: Current portion                                  (1,360,478     (11,033,892)
                                                               -----------     -----------
         Long-term debt                                         $       --      $4,010,500
                                                           ===============    ============

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



(a) On February 7, 1996, as part of the Agreement, Holding issued to TIA and CFS a $10,000,000 promissory note which bears interest at the rate of 8.0% per annum. On July 3, 1996, Holding repaid $2,000,000 of this debt from the proceeds of the IPO and converted $2,000,000 of the note into Class A, non-voting, cumulative, convertible preferred stock. As of June 30, 1998, $7,332,126 (includes $1,332,126 of accrued interest), was outstanding under this note. All obligations under this note were repaid on July 13, 1998 with the proceeds from the CAS Sale.

(b) As part of the Agreement, TIA and CFS agreed to lend to CAS on a revolving loan basis, an amount up to the net cash collections of TIA and CFS's accounts receivable as of February 7, 1996 and additional amounts at the discretion of TIA and CFS, up to an aggregate maximum of $4,000,000 outstanding at any time, pursuant to the terms of a Revolving Credit Promissory Note. Only funds advanced at the discretion of TIA and CFS bear interest, at the greater of (i) 1% per month or (ii) at a rate of 4% over prime. The note was secured by all of the assets of CAS and was guaranteed by the Company and Amertranz. Furthermore, the note discussed here and in (a) above were subordinated to the Company's revolving credit obligations under the GMAC Facility (see below). On January 16, 1997, upon the closing of the GMAC Facility, the Company repaid $3,570,768 of this note. As of June 30, 1998 and 1997, $905,913 and $789,728, respectively, was outstanding under this facility. All obligations under this note were repaid on July 13, 1998 with the proceeds from the CAS Sale.

(c) During the year ended June 30, 1999, the Company's Target subsidiary ("Borrower") maintained an Accounts Receivable Management and Security Agreement with GMAC Commercial Credit LLC (successor by merger to BNY Financial Corp.) ("GMAC") whereby the Borrower can receive advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $10,000,000. The credit line ("GMAC Facility") is subject to interest at a rate of 2.0% per annum over the prevailing prime rate as defined by GMAC (7.75% as of June 30,
1999). At June 30, 1999, the outstanding balance on the GMAC Facility was $1,349,978 which represented 27% of the approximate $5,058,000 available thereunder. GMAC has a security interest in all present and future accounts receivable, machinery and equipment and other assets of the Borrower and the GMAC Facility is guaranteed by the Company. The GMAC Facility was originally established in 1997 with all of the Company's subsidiaries as individual borrowers thereunder. In connection with the CAS Sale, the outstanding obligations then due from the Target and CAS subsidiaries under the GMAC Facility were repaid on July 13, 1998 by CAS with the proceeds from the CAS Sale, and CAS acquired the Amertranz subsidiary's portion of the debt.

(d) In connection with the acquisition of Consolidated, the Company issued a promissory note to the Consolidated stockholders in the aggregate principal amount of $150,000. During fiscal year 1998, this note was reduced by $27,000 as a result of a net worth reconciliation, pursuant to the terms of the acquisition agreement. At June 30, 1999, the amount outstanding under this note was $10,500. This note bears interest at the rate of 8% per annum and matured July 1, 1999.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




7. SHAREHOLDERS' EQUITY

Preferred Stock

As of June 30, 1999, the authorized preferred stock of the Company is 2,500,000 shares. As of June 30, 1999, 427,207 shares of preferred stock are outstanding as follows:

                                                          Number of Shares Outstanding
                                Class A (a)      Class C (b)        Class D (c)         Class E (d)       Total
Balance at June 30, 1998        122,946           233,750           106,511             158,180           621,387

     Issuances                       --                --                --                  --                --
     Conversions                     --          (36,000)                --             158,180         (194,180)
                              ---------         ---------           -------           ---------         ---------

Balance at June 30, 1999        122,946           197,750           106,511                  --           427,207
                               ========         =========           =======           =========         =========

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

On September 23, 1997, 110,250 shares of Class A Preferred Stock were converted into 1,102,500 shares of the Company's Common Stock.

(b) Class C Preferred Stock. On June 13, 1997, the Company issued 257,500 shares of Class C, non-voting, cumulative, convertible preferred stock with a par value of $10.00 upon completion of a $2,575,000 private placement of equity securities to individual investors (the "Private Placement").

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

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




During fiscal year ending June 30, 1999, 36,000 shares of Class C Preferred Stock were converted into 360,000 shares of the Company's common stock.

(c) Class D Preferred Stock. On November 28, 1997, the Company acquired from TIA, Inc. $1,000,000 of secured debt of the Amertranz subsidiary in exchange for the issuance of 100,000 shares of the Company's non-voting, cumulative, convertible Class D Preferred Stock, par value $10.00 per share.

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

(d) Class E Preferred Stock. The Company entered into an Extension and Composition Agreement dated as of November 7, 1997 (the "Composition Agreement") with certain general unsecured trade creditors of the Company's Amertranz subsidiary, whereby $1,581,799 of trade debt of the Amertranz subsidiary was acquired by the Company in exchange for the issuance of 158,180 shares of the Company's non-voting Class E Preferred Stock, par value $10.00 per share. On September 24, 1998 the Company announced the redemption of the Class E Preferred Shares. The Company has reserved $1,581,799 for this redemption. As of June 30, 1999, approximately $1,142,000 of this reserve has been paid.

Warrants

As of June 30, 1999, the Company had 5,074,283 warrants outstanding to purchase 5,074,283 shares of common stock at $6.00 per share and a warrant outstanding to purchase 109,448 shares of common stock at $1.56 per share.

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

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)




In connection with the CAS Sale, the Company engaged an investment banking firm to market the sale and issued to the investment banking firm a warrant to purchase 109,448 shares of common stock for $1.56 per share, at any time until January 21, 2002.

Stock Option Plan

In June 1996,  the Board of  Directors  of the  Company  adopted  the  Amertranz
Worldwide Holding Corp. 1996 Stock Option Plan ("1996 Plan"), which was subsequently approved by shareholders. The 1996 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of incentive stock options ("ISOs") or nonqualified stock options ("NSOs") and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.10 to $6.00 and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At June 30, 1999, 81,957 stock options granted to employees and directors were exercisable. The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at market value (Note 3). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been increased to the following pro forma amounts:

                                       Year Ended            Year Ended           Year Ended
                                      June 30, 1999         June 30, 1998        June 30, 1997
                                     -------------         -------------        -------------
Net income
(loss):        As Reported           $14,016,436            $7,403,643           ($10,508,334)
               Pro Forma             $13,463,612            $6,978,972           ($10,833,762)

Basic EPS:     As Reported                 $1.63                 $0.90                 ($1.74)
               Pro Forma                   $1.61                 $0.86                 ($1.79)

Diluted EPS:   As Reported                 $0.99                 $0.55                       -
               Pro Forma                   $0.98                 $0.54                       -


The  effects  of  applying  SFAS No.  123 in the pro  forma  disclosure  are not
indicative  of  future  amounts  as  additional   awards  in  future  years  are
anticipated.

Prior to the adoption of the 1996 Plan, there were 224,399 options granted to purchase common stock at exercise prices ranging from $0.048 to $0.408. These options were granted to the stockholders of Amertranz and the holders of certain convertible promissory notes of Amertranz pursuant to the terms of the Asset Exchange Agreement. At each of June 30, 1999 and 1998, 6,957 and 181,809 of these options were outstanding and 6,957 and 181,809 were exercisable, respectively.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



The following table reflects activity under the plan for the three-year period ended June 30, 1999:


                                    Year Ended                 Year Ended                  Year Ended
                                  June 30, 1999              June 30, 1998                June 30, 1997
                                  -------------------        -------------------          ------------------
                                             Weighted                   Weighted                    Weighted
                                              Average                    Average                     Average
                                             Exercise                   Exercise                    Exercise
                                    Shares     Price         Shares       Price        Shares         Price
                                    ------     -----         ------       -----        ------         -----

Outstanding at beginning of year   407,609      3.16        431,207         3.08       526,399          2.76
Granted                            415,000      1.22           -               -          -                -
Exercised                         (174,852)     0.37        (14,198)        0.16       (38,392)         0.68
Forfeited                         (200,800)     4.16         (7,050)        4.25       (56,800)         2.06
Cancelled                                -         -         (2,850)        4.25          -                -

Outstanding at end of year         446,957     $2.00        407,609        $3.16       431,207         $3.08
Exercisable at end of year          81,957     $5.49        332,209        $2.71       278,109         $2.18

The weighted average fair value and exercise price for options granted at an exercise price equal to fair market is $3.51 and $5.49, respectively. The weighted average fair value and exercise price for options granted at an exercise price below fair market is $0.94 and $1.22, respectively.

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               1999            1998
                                               ----            ----
Risk-Free Interest Rates                      4.67%           6.05%
Expected Lives                                    5               5
Expected Volatility                          77.60%          64.00%
Expected Dividend Yields                      0.00%           0.00%

The following table summarizes information about stock options outstanding at June 30, 1999:

                                Options Outstanding                               Options Exercisable
                            ---------------------------                       --------------------------
                            Number            Weighted         Weighted         Number          Weighted
                          Outstanding          Average          Average       Exercisable        Average
                              at              Remaining        Exercise           at            Exercise
Exercise Prices             6/30/99       Contractual Life       Price          6/30/99          Price
---------------             -------       ----------------       -----          -------          -----

$0.04 - $1.25               371,957            9.35             $1.20            6,957            $0.05
$4.00 - $6.00                75,000            1.93             $6.00           75,000            $6.00
                            -------                                           --------
$0.04 - $6.00               446,957            8.11             $2.00           81,957            $5.49
                            =======                                           ========

8. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 1999, future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



       YEAR ENDING               CAPITAL LEASES                 OPERATING LEASES
       -----------               --------------                 ----------------

         2000                         113,130                          743,624
         2001                          24,610                          638,705
         2002                          -                               117,573
         2003                          -                                27,000
                                    ---------                        ---------

Total minimum lease payments          137,740                       $1,526,902
                                                                    ==========
Less--Amount representing interest    (10,239)
                                      -------
                                     $127,501
                                     ========
Employment Agreements

The Company has employment agreements with certain employees expiring at various times through July 2002. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 1999, excluding bonuses, was approximately $440,000.

Litigation

On June 15, 1998 the Company was served with a complaint by a former consultant to the Company. The Company, three officers of the Company and two principal shareholders of the Company are named defendants in the lawsuit. The complaint alleges breach of contract, violations of the federal anti-racketeering laws, fraud and failure to pay wages and benefits. The complaint seeks economic damages in excess of $5.6 million, and punitive damages of $7.5 million. Upon motion filed on behalf of the Company, the court dismissed the action, but permitted Mr. Hoffenberg to file an amended complaint. The Company then served a motion to dismiss the amended complaint. The parties then filed a stipulation pursuant to which Mr. Hoffenberg dismissed all claims against all parties except claims for breach of contract and vacation pay totalling $135,333 in the aggregate against the Company and its Amertranz subsidiary. The Company intends to vigorously defend the action, which is now a claim for $135,333. The Company believes that the complaint is without merit and that any material recovery by Mr. Hoffenberg is unlikely.

9. INCOME TAXES

The Company will utilize approximately $13,500,000 of net operating losses to offset its regular taxable income for the year ended June 30, 1999. The Company will be subject to the alternative minimum tax ("AMT") for the year. Any AMT paid will generate an AMT credit, which may be carried forward indefinitely to offset the Company's regular tax liability. The Company has a tax net operating loss carryforward of approximately $10,400,000, available to offset future regular taxable income, which expires from 2011 through 2013 and which are limited to annual maximum amounts, due to ownership changes, as defined in regulations under Section 382 of the Internal Revenue Code. In 1998, the Company reduced the recorded valuation allowance by approximately $6,309,000. The determination that the net tax asset was realizable was based on the CAS Sale subsequent to year-end, which resulted in a taxable gain of approximately $16,443,000. The Company's reversal of the valuation allowance against its net deferred tax assets and realization of net operating loss carryforwards resulted in a realization of net income tax benefits of approximately $7,662,000 in the fiscal year ended June 30, 1998.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)



The components of current and deferred income tax expense for the year ended June 30, 1999 are as follows:

(In thousands)
Current:
State                                                 $    791
Federal                                                    269

Deferred:
State                                                       -
Federal                                                  5,793
                                                        ------
Net income tax expense                                $  6,853
                                                        ======

A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

                                                                       Year Ended               Year Ended
                                                                       June 30, 1999            June 30, 1998
                                                                       -------------            --------------

(In thousands)
Income tax expense (benefit) at U.S. statutory rate                    $   7,100                $        (88)

Tax deductible goodwill                                                   (2,730)                      2,158)
Non-deductible goodwill                                                      211                          -

State and local income taxes                                                 522                         228
(net of federal benefit)

Valuation Allowance                                                        1,730                      (5,688)

Non deductible expenses                                                       20                          44
                                                                        --------                   ---------
                                                                        $  6,853                  $   (7,662)
                                                                        ========                   =========


The components of deferred income taxes are as follows:

                                                                     Year Ended                 Year Ended
(In thousands)                                                       June 30, 1999              June 30, 1999
                                                                     -------------              -------------

NOLs                                                                       3,536                        7,328
Tax credits                                                                  269                          -
Accrued amounts and other                                                    759                        1,131
                                                                        --------                    ---------
                                                                           4,564                        8,459

Depreciation and amortization                                                185                          185
                                                                        --------                    ---------
                                                                           4,749                        8,644

Valuation allowance                                                       (2,484)                        (754)
                                                                        --------                    ---------
                                                                           2,265                        7,890
                                                                        ========                    =========

C79117.198

                                   SCHEDULE II

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)


                                                  Balance at   Charged to      Charged to
                                                  Beginning     Costs and        Other                   Balance at
                                                   of Year      Expenses        Accounts     Deductions  End of Year
                                                   -------      --------        --------     ----------  -----------

For the fiscal year ended June 30, 1997

  Allowance for doubtful accounts                  $  371       $  783          $   -        $  (367)     $  787
                                                   ======       ======          =======      ========     ======

  Accumulated depreciation and amortization
    of property and equipment                      $  210       $  352          $  469       $  (172)     $  859
                                                   ======       ======          =======      ========     ======

  Accumulated amortization of debt
    issuance cost                                  $3,264       $  104          $   -        $   -        $3,368
                                                   ======       ======          =======      ========     ======

  Accumulated amortization of goodwill             $  191       $  518          $   -        $   -        $  709
                                                   ======       ======          =======      ========     ======

  Reserve for restructuring                        $   -        $3,408          $   -        $  (726)     $2,682
                                                   ======       ======          =======      ========     ======


For the fiscal year ended June 30, 1998

  Allowance for doubtful accounts                  $  787       $  207          $   -        $  (479)     $  515
                                                   ======       ======          =======      ========     ======

  Accumulated depreciation and amortization
    of property and equipment                      $  859       $  536          $ (447)      $   -        $  948
                                                   ======       ======          =======      ========     ======

  Accumulated amortization of debt
    issuance cost                                  $3,368       $  -            $  -         $   -        $3,368
                                                   ======       ======          =======      ========     ======

  Accumulated amortization of goodwill             $  709       $  596          $  -         $   -        $1,305
                                                   ======       ======          =======      ========     ======

  Reserve for restructuring                        $2,682       $  -            $  -         $(2,418)     $  264
                                                   ======       ======          =======      ========     ======


For the fiscal year ended June 30, 1999

  Allowance for doubtful accounts                  $  515       $  957          $  -         $  (154)     $1,318
                                                   ======       ======          =======      ========     ======

  Accumulated depreciation and amortization
    of property and equipment                      $  948       $  238          $  -         $  (138)     $1,048
                                                   ======       ======          =======      ========     ======

  Accumulated amortization of debt
    issuance cost                                  $3,368       $  -            $  -         $   -        $3,368
                                                   ======       ======          =======      ========     ======

  Accumulated amortization of goodwill             $1,305       $  623          $  -         $   -        $1,928
                                                   ======       ======          =======      ========     ======

  Reserve for restructuring                        $  264       $  -            $  -         $  (242)     $   22
                                                   ======       ======          =======      ========     ======


                                  EXHIBIT 10.2

                    RESTATED AND AMENDED ACCOUNTS RECEIVABLE
                        MANAGEMENT AND SECURITY AGREEMENT


          This Accounts Receivable Management and Security Agreement is made as of July 13, 1998 by and between BNY FINANCIAL CORPORATION ("Lender"), having offices at 1290 Avenue of the Americas, New York, New York 10104 and Target Logistic Services, Inc. f/k/a Target Air Freight, Inc., 201 West Carob Street, Compton, CA 90220 (the "Borrower"), and restates and amends in its entirety the Accounts Receivable Management and Security Agreement dated January 14, 1997.

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

          "Contract Rate" means an interest rate per annum equal to (i) Alternate Base Rate plus (ii) two percent (2%) provided, however, the Contract Rate shall not at any time be less than 6%.

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

          "Term" means the Closing Date through January 14, 2000, subject to acceleration upon the occurrence of an Event of Default hereunder or other termination hereunder.

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

          (b) Subject to the terms and conditions set forth herein and in the Ancillary Agreements, and provided there does not exist an Event of Default or an Incipient Event of Default, Lender shall make revolving credit advances (the "Revolving Credit Advances") to Borrower from time to time during the Term which, in the aggregate at any time outstanding, will not exceed the lesser of
(x) the Maximum Revolving Amount or (y) an amount equal to the Receivables Availability, less such reserves as Lender may reasonably deem proper and necessary from time to time:

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

          (c) Notwithstanding the limitations set forth above or below, Lender retains the right to lend Borrower from time to time such amounts in excess of such limitations as Lender may determine in its sole discretion.

          (d) Borrower acknowledges that the exercise of Lender's discretionary rights hereunder may result during the term of this Agreement in one or more increases or decreases in the Advance Rates and Borrower hereby consents to any such increases or decreases which may limit or restrict advances requested by Borrower.

          (e) If Borrower does not pay any interest, fees, costs, or charges to Lender when due, Borrower shall thereby be deemed to have requested, and Lender is hereby authorized at its discretion to make and charge to Borrower's account, a Revolving Credit Advance to Borrower as of such date in an amount equal to such unpaid interest, fees, costs, or charges.

          (f) Any sums expended by Lender due to Borrower's failure to perform or comply with its obligations under this Agreement, including but not limited to the payment of taxes, insurance premiums or leasehold obligations, shall be charged to Borrower's account as a Revolving Credit Advance and added to the Obligations.

          (g) Lender will account to Borrower monthly with a statement of all Loans and other advances, charges and payments made pursuant to this Agreement, and such account rendered by Lender shall be deemed final, binding and conclusive unless Lender is notified by Borrower in writing to the contrary within thirty (30) days of the date each account was rendered specifying the item or items to which objection is made.

          (h) During the Term, Borrower may borrow, prepay and reborrow Revolving Credit Advances, all in accordance with the terms and conditions hereof.

          (i) The aggregate balance of Revolving Credit Advances outstanding at any time shall not exceed the Formula Amount.

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

     4. Procedure for Revolving Credit Advances. The Borrower may by written notice request a borrowing of Revolving Credit Advances prior to 1:00 P.M. New York time on the Business Day of its request to incur, on that day, a Revolving Credit Advance. All Revolving Credit Advances shall be disbursed from whichever office or other place Lender may designate from time to time and, together with any and all other Obligations of Borrower to Lender, shall be charged to the Borrower's account on Lender's books. The proceeds of each Revolving Credit Advance made by the Lender shall be made available to the Borrower on the day so requested by way of credit to the Borrower's operating account maintained with such bank as Borrower designated to Lender. Any and all Obligations due and owing hereunder may be charged to Borrower's account and shall constitute Revolving Credit Advances.

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

          (iii) Upon the occurrence and during the continuance of an Event of Default, interest shall be payable at the Default Rate.

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

          (b) Fees.

          (i) Unused Line Fee. In the event the average closing daily unpaid balances of all Revolving Credit Advances hereunder during any calendar month is less than the Maximum Revolving Amount, Borrower shall pay to Lender a fee at a rate per annum equal to one half of one percent (1/2%) on the amount by which the Maximum Revolving Amount exceeds such average daily unpaid balance. Such fee shall be calculated on the basis of a year of 360 days and actual days elapsed, and shall be charged to Borrower's account on the first day of each month with respect to the prior month.

          (ii) Collateral Monitoring Fee. Upon Lender's performance of any collateral monitoring namely any field examination, collateral analysis or other business analysis, the need for which is to be determined by Lender and which monitoring is undertaken by Lender or for Lender's benefit, a per diem amount equal to Lender's then standard rate per person, for each person employed to perform such monitoring together with all costs, disbursements and expenses incurred by the Lender and the person performing such collateral monitoring shall be charged to Borrower's account. In addition to the foregoing the Borrower shall in addition pay to Lender a monthly Collateral Monitoring Fee of $2,000.00 per month, through the Term of this Agreement and through any renewal Term (provided however, if there exists an Event of Default under this Agreement the Collateral Monitoring Fee shall be increased and shall thereupon continue at $5,000 per month through the end of the Term and any renewal Term) and in the event of any termination of the Agreement, prior to the end of the Term or renewal Term pursuant to Section 17 of the Agreement or otherwise, the then remaining monthly payments through the balance of the Term or renewal Term (as the case may be) shall be payable in full.

          (c) Increased Costs. In the event that any applicable law, treaty or governmental regulation, or any change therein or in the interpretation or application thereof, or compliance by Lender (for purposes of this Section 5(c), the term "Lender" shall include Lender and any corporation or bank controlling Lender) with any request or directive (whether or not having the force of law) from any central bank or other financial, monetary or other authority, shall:

          (i) subject Lender to any tax of any kind whatsoever with respect to this Agreement or change the basis of taxation of payments to Lender of principal, fees, interest or any other amount payable hereunder or under any Ancillary Agreements (except for changes in the rate of tax on the overall net income of Lender by the jurisdiction in which it maintains its principal office);

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

          (d) Capital Adequacy.

          (i) In the event that Lender shall have determined that any applicable law, rule, regulation or guideline regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Lender (for purposes of this Section 5(d), the term "Lender" shall include Lender and any corporation or bank controlling Lender) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on Lender's capital as a consequence of its obligations hereunder to a level below that which Lender could have achieved but for such adoption, change or compliance (taking into consideration Lender's policies with respect to capital adequacy) by an amount deemed by Lender to be material, then, from time to time, Borrower shall pay upon demand to Lender such additional amount or amounts as will compensate Lender for such reduction. In determining such amount or amounts, Lender may use any reasonable averaging or attribution methods. The protection of this Section shall be available to Lender regardless of any possible contention of invalidity or inapplicability with respect to the applicable law, regulation or condition.

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

     8. Covenants Concerning the Collateral. During the Term, Borrower covenants that it shall:

          (a) not dispose of any of the Collateral whether by sale, lease or otherwise except for (i) the sale of Inventory in the ordinary course of business, and (ii) the disposition or transfer of obsolete and wornout Equipment in the ordinary course of business during any fiscal year having an aggregate fair market value of not more than $250,000.00 and only to the extent that (x) the proceeds of any such disposition are used to acquire replacement Equipment which is subject to Lender's first priority security interest or (y) the proceeds of which are remitted to Lender in reduction of the Obligations;

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

     11. Financial Information. Borrower shall provide Lender (a) as soon as available, but in any event within ninety (90) days after the end of each of Borrower's fiscal years, Borrower's and Holding, consolidated and consolidating balance sheet as at the end of such fiscal year and the related statements of income, retained earnings and statement of cash flow for such fiscal year, setting forth in comparative form the figures as at the end of and for the previous fiscal year, which with respect to Holding shall have been reported on by independent certified public accountants who shall be satisfactory to Lender and shall be accompanied by an unqualified audit report issued by such independent certified public accountants; (b) as soon as available, drafts of Borrower's balance sheet as at the end of each of Borrower's fiscal years and the related statements of income, retained earnings and statement of cash flow for such fiscal year, which have been internally prepared by Borrower; (c) as soon as available, but in any event within thirty (30) days after the close of each month and quarter, the balance sheet with respect to Borrower and the related statements of income, retained earnings and changes in statement of cash flow for such month and quarter, which have been internally prepared by Borrower. All financial statements required under (a), (b) and (c) above shall be prepared in accordance with GAAP (except that monthly and quarterly financial statements need not provide the footnotes customarily required by GAAP but shall in all other regards be prepared in a manner consistent with GAAP), subject to year end adjustments in the case of monthly and quarterly statements. Together with the financial statements furnished pursuant to (a) above, Borrower shall deliver a certificate of Borrower's certified public accountants addressed to Lender stating that (i) they have caused this Agreement and the Ancillary Agreements to be reviewed and (ii) in making the examination necessary for the issuance of such financial statements, nothing has come to their attention to lead them to believe that any Event of Default or Incipient Event of Default exists and, in particular, they have no knowledge of any Event of Default or Incipient Event of Default or, if such is not the case, specifying such Event of Default or Incipient Event of Default and its nature, when it occurred and whether it is continuing. At the times the financial statements are furnished pursuant to (a), (b) and (c) above, a certificate of Borrower's President or Chief Financial Officer shall be delivered to Lender stating that, based on an examination sufficient to enable him to make an informed statement, no Event of Default or Incipient Event of Default exists, or, if such is not the case, specifying such Event of Default or Incipient Event of Default and its nature, when it occurred, whether it is continuing and the steps being taken by Borrower with respect to such event. If any internally prepared financial information, including that required under this paragraph, is unsatisfactory in any manner to Lender, Lender may request that Borrower's independent certified public accountants review same.

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

     12. Additional Representations, Warranties and Covenants. Borrower represents and warrants (each of which such representations and warranties shall be deemed repeated upon the making of a request for a Revolving Credit Advance and made as of the time of each Revolving Credit Advance made hereunder), and covenants that:

          (a) Borrower is a corporation duly organized and validly existing under the laws of the State of Delaware and is duly qualified and in good standing in every other state or jurisdiction in which the nature of its business requires such qualification;

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

          (n) it shall not permit consolidated Net Worth of Target Logistics, Inc., determined in accordance with GAAP as of the end of any fiscal quarter to be less than the amount set forth below (in thousands) for each respective measurement date:

         Quarter Ended                    1998                              1999
         -----------------------------------------------------------------------

         March 31                                                        $18,750
         June 30                          $18,000
         September 30                     $17,500
         December 31                      $19,800                        $17,000
         and at all time thereafter       $17,000

          To the extent that Target Logistics, Inc. pays any dividends to the holders of any preferred stock issued in its settlement with trade creditors and to the extent Target Logistics, Inc. pays any dividends to the holders of any holders of other classes of preferred stock (which dividends shall not exceed an aggregate amount of $450,000 during any year to such holders of other classes of preferred stock), then in such event the dollar amounts set forth above shall be decreased by an amount equal to the aggregate amount of the dividends paid.

          (o) it shall not permit the consolidated net profit (loss) of Target Logistics, Inc., determined in accordance with GAAP to fall below the amount set forth below (in thousands) for each respective measurement date:

      Quarter Ended                     1998                               1999
      --------------------------------------------------------------------------
              March 31                                                  ($1,200)
              June 30                 ($1,000)
              September 30            ($  750)
              December 31             ($1,300)                          ($  750)

          (p) At the end of any month the sum of Borrower's (i) unrestricted cash plus (ii) the Formula Amount less Revolving Credit Advances, shall not be less than $1,200,000.00.

          (q) it will not make capital expenditures in any fiscal year in an amount in excess of $500,000.

          (r) none of the proceeds of the Loans hereunder will be used directly or indirectly to "purchase" or "carry" "margin stock" or to repay indebtedness incurred to "purchase" or "carry" "margin stock" within the respective meanings of each of the quoted terms under Regulation G of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect; and

          (s) it will bear the full risk of loss from any loss of any nature whatsoever with respect to the Collateral. At its own cost and expense in amounts and with carriers acceptable to Lender, it shall (i) keep all its insurable properties and properties in which it has an interest insured against the hazards of fire, flood, sprinkler leakage, those hazards covered by extended coverage insurance and such other hazards, and for such amounts, as is customary in the case of companies engaged in businesses similar to Borrower's including, without limitation, business interruption insurance; (ii) maintain a bond in such amounts as is customary in the case of companies engaged in businesses similar to Borrower's insuring against larceny, embezzlement or other criminal misappropriation of insured's officers and employees who may either singly or jointly with others at any time have access to the assets or funds of Borrower either directly or through authority to draw upon such funds or to direct generally the disposition of such assets; (iii) maintain public and product liability insurance against claims for personal injury, death or property damage suffered by others; (iv) maintain all such workmen's compensation or similar insurance as may be required under the laws of any state or jurisdiction in which Borrower is engaged in business; (v) furnish Lender with (x) copies of all policies and evidence of the maintenance of such policies at least thirty (30) days before any expiration date, and (y) appropriate loss payable endorsements in form and substance satisfactory to Lender, naming Lender as loss payee and providing that as to Lender the insurance coverage shall not be impaired or invalidated by any act or neglect of Borrower and the insurer will provide Lender with at least thirty (30) days notice prior to cancellation. Borrower shall instruct the insurance carriers that in the event of any loss thereunder, the carriers shall make payment for such loss to Lender and not to Borrower and Lender jointly. If any insurance losses are paid by check, draft or other instrument payable to Borrower and Lender jointly, Lender may endorse Borrower's name thereon and do such other things as Lender may deem advisable to reduce the same to cash. Lender is hereby authorized to adjust and compromise claims. All loss recoveries received by Lender upon any such insurance may be applied to the Obligations, in such order as Lender in its sole discretion shall determine. Any surplus shall be paid by Lender to Borrower or applied as may be otherwise required by law. Any deficiency thereon shall be paid by Borrower to Lender, on demand.

          (t) it shall not purchase or acquire obligations or stock of, or any other interest in, or make any investment in any entity, without the express written consent of Lender, except (A) obligations issued or guaranteed by the United States of America or any agency thereof, (B) commercial paper with maturities of not more than 180 days and a published rating of not less than A-1 or P-1 (or the equivalent rating), (C) certificates of time deposit and bankers' acceptances having maturities of not more than 180 days and repurchase agreements backed by United States government securities of a commercial bank if
(x) such bank has a combined  capital and surplus of at least  $500,000,000,  or
(y) its debt obligations, or those of a holding company of which it is a subsidiary, are rated not less than A (or the equivalent rating) by a nationally recognized investment rating agency and (D) U.S. money market funds that invest solely in obligations issued or guaranteed by the United States of America or an Agency thereof, and (E) Eurodollar time deposits with financial institutions with a published rating of not less than A-1 or P-1 (or the equivalent rating).

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

     17. Term of Agreement. This Agreement shall continue in full force and effect until the expiration of the Term. The Term shall be automatically extended for successive periods of one (1) year each unless either party shall have provided the other with a written notice of termination, at least ninety
(90) days prior to the expiration of the initial Term or any renewal Term. The Borrower may terminate this Agreement at any time upon sixty (60) days' prior written notice ("Termination Date") upon payment in full of the Obligations provided, that, if such termination takes place more than 90 days prior to the end of the initial Term or any renewal Term, Borrower pays an early termination fee in an amount equal to the the Required Percentage of the Maximum Revolving Advance Amount. For the purposes hereof, Required Percentage shall mean (a) 2% from the Closing Date to the first anniversary thereof, 1-1/2% from the first anniversary of the Closing Date to the second anniversary thereof, and 1% from the second anniversary of the Closing Date to the third anniversary thereof or during any renewal term thereafter

     18. Events of Default. The occurrence of any of the following shall constitute an Event of Default:

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


          Notices shall be provided as follows:

If to the Lender:    BNY Financial Corporation
                     1290 Avenue of the Americas
                     New York, New York 10104
                     Attention: Frank Imperato, V.P.
                     Telephone: (212) 408-7026
                     Telecopy:  (212) 408-7162

If to the Borrower:
                     Target Logistic Services, Inc.
                     c/o Target Logistics, Inc.
                     112 East 25th Street
                     Baltimore, MD  21218

                     Attention: Stuart Hettleman
                     Telephone: 410-338-0127
                     Telecopy:  410-330-1105

With a copy to: Hillel Tendler, Esq.

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


                                         TARGET LOGISTIC SERVICES, INC.
ATTEST:                                  f/k/a TARGET AIR FREIGHT, INC.


            /s/                          By:                  /s/
----------------------------             ---------------------------------------
Secretary                                Title: Executive Vice President


                                         BNY FINANCIAL CORPORATION


                                         By:                  /s/
                                         ---------------------------------------
                                         Title: Senior Vice President

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



New York, New York
September 24, 1999