Form 10-Q
period 1999-09-30
TARGET LOGISTICS INC
filed 1999-11-12
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 12, 1999, the number of shares outstanding of the registrant's common stock was 11,879,002.

                                TABLE OF CONTENTS




Part I - Financial Information                                              Page
                                                                            ----

    Item 1.           Financial Statements:
    -------
          Consolidated Balance Sheets,
          September 30, 1999 (unaudited) and June 30, 1999 (audited)           3

          Consolidated Statements of Operations
          for the Three Months Ended
          September 30, 1999 and 1998 (unaudited)                              4

          Consolidated   Statements  of  Shareholders'
          Equity  for the Year  Ended  June  30,  1999
          (audited)   and  the  Three   Months   Ended
          September 30, 1999 (unaudited)                                       5

          Consolidated Statements of Cash Flows
          for the Three Months Ended September 30,
          1999 and 1998 (unaudited)                                            6

          Notes to Unaudited Consolidated Financial
          Statements                                                           8

    Item 2.           Management's Discussion and Analysis of
    -------        Financial Condition and Results of Operations              10


Part II - Other Information

    Item 6.           Exhibits and Reports on Form 8-K                        13
    -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30, 1999              June 30, 1999
                                                                  ------------------              -------------
                                    ASSETS                            (unaudited)
                                    ------
CURRENT ASSETS:
Cash and cash equivalents                                         $  6,567,754                    $  7,881,595
Accounts receivable, net of allowance for doubtful
  accounts of $1,421,852 and $1,318,109, respectively               13,882,903                      10,853,316
Deferred income taxes                                                2,213,575                       2,080,105
Prepaid expenses and other current assets                              226,899                         152,940
                                                                  ------------                    ------------
         Total current assets                                       22,891,131                      20,967,956
PROPERTY AND EQUIPMENT, net                                            430,309                         473,398
OTHER ASSETS                                                           278,382                         278,382
DEFERRED INCOME TAXES                                                  184,895                         184,895
GOODWILL, net of accumulated amortization of
  $2,076,471 and $1,927,504, respectively                           12,878,553                      13,027,520
                                                                  ------------                    ------------
         Total assets                                             $ 36,663,270                    $ 34,932,151
                                                                  ============                    ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                  $  4,131,311                    $  4,413,792
Accrued expenses                                                     2,095,613                       2,360,211
Accrued transportation expenses                                      7,415,779                       6,745,613
Taxes payable                                                           77,245                          77,245
Reserve for restructuring                                                   --                          21,567
Note payable to bank                                                 3,416,254                       1,349,978
Current portion of long-term debt                                           --                          10,500
Dividends payable                                                       55,436                         168,680
Lease obligation-current portion                                        99,361                         103,385
                                                                  ------------                    ------------
Total current liabilities                                           17,290,999                      15,250,971
LEASE OBLIGATION--LONG-TERM                                              3,449                          24,116
                                                                  ------------                    ------------
         Total liabilities                                        $ 17,294,448                    $ 15,275,087
                                                                  ------------                    ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized,
 427,207 shares issued and outstanding,                              4,272,070                       4,272,070
Common stock, $.01 par value; 15,000,000 shares authorized,
 10,031,868 shares issued and 9,296,917 and 9,192,013 shares
 outstanding,  respectively                                            100,318                         100,318
Paid-in capital                                                     22,865,959                      22,877,209
Accumulated deficit                                                 (7,224,720)                     (6,937,598)
Less:  Treasury stock, 734,951 and 839,855 shares held at
 cost, respectively                                                   (644,805)                       (654,935)
                                                                  ------------                    ------------
         Total shareholders' equity                                 19,368,822                      19,657,064
                                                                  ------------                    ------------
         Total liabilities and shareholders' equity               $ 36,663,270                    $ 34,932,151
                                                                  ============                    ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.



                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Three months ended September 30,
                                                                      -------------------------------
                                                                              1999            1998
                                                                              ----            ----
Operating revenues:
  Operating revenues - Target subsidiary                                $19,076,518       $9,650,938
  Operating revenues - CAS subsidiary                                           ---        1,585,776
                                                                        -----------        ---------
         Operating revenues                                              19,076,518       11,236,714

Cost of transportation:
  Cost of transportation - Target subsidiary                             12,839,308        6,185,857
  Cost of transportation - CAS subsidiary                                       ---        1,319,730
                                                                        -----------       ----------
         Cost of transportation                                          12,839,308        7,505,587

Gross profit:
  Gross profit - Target subsidiary                                        6,237,210        3,465,081
  Gross profit - CAS subsidiary                                                 ---          266,046
                                                                        -----------       ----------
         Gross profit                                                     6,237,210        3,731,127

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                     2,916,867          817,525
  SG&A - Target subsidiary                                                3,346,275        2,704,809
  SG&A - CAS subsidiary                                                         ---          428,347
  SG&A - Corporate                                                          127,097          840,476
  Depreciation and amortization                                             243,471          195,475
                                                                        -----------       ----------
         Selling, general and administrative expenses                     6,633,710        4,986,632

Other income (expense):
  Interest income (expense)                                                  25,751          (45,518)
  Other income (expense)                                                        ---         (120,926)
  Gain on sale of subsidiary                                                    ---       24,832,353
                                                                        -----------       ----------

(Loss) income before income taxes                                          (370,749)      23,743,292
  Provision (benefit) for income taxes                                     (133,470)       8,955,572
                                                                         ----------       ----------
Net (loss) income                                                        $ (237,279)     $14,787,720
                                                                         ==========      ===========

Net loss per share:
  Basic                                                                      ($0.03)           $1.74
                                                                             ======            =====
  Diluted(1)                                                                    ---            $0.96
                                                                          =========            =====

Weighted average shares outstanding:
  Basic                                                                   9,299,917        8,458,877
                                                                        ===========       ==========
  Diluted(1)                                                                    ---       15,356,794

                                                                        ===========       ==========

(1)  Diluted loss per share for the three months ended September 30, 1999 is anti-dilutive.


              The accompanying notes are an integral part of these
                            consolidated statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 1999 AND THE
                THREE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)

                                                                            Additional
                                       Preferred Stock       Common Stock     Paid-in     Treasury Stock    Accumulated
                                       Shares   Amount     Shares   Amount    Capital    Shares    Amount     Deficit       Total
                                       ------   ------     ------   ------    -------    ------    ------     -------       -----

Balance, June 30, 1998                 621,387 $6,213,870 8,419,094 $84,190 $22,546,331 (106,304) ($11,250)($20,509,373) $8,323,768

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                      (36,000)  (360,000)  360,000   3,600     356,400     -         -           -               0

Stock Options exercised                   -          -      174,852   1,749      62,256     -         -           -          64,005

Cash dividends associated with the
  Class A, C and D Preferred Stock        -          -         -       -          -         -         -        (444,661)   (444,661)

Redemption of Class E
  Preferred Stock                     (158,180)(1,581,800)     -       -          -         -         -           -      (1,581,800)

Purchase of Treasury Stock                -          -         -       -          -     (733,551) (643,685)       -        (643,685)

Additional Common Stock issued
  in connection with the acquisition
  of Target                               -          -    1,077,922  10,779     (87,778)    -         -           -         (76,999)

Net income                                -          -         -       -          -         -         -      14,016,436  14,016,436
                                     -------- ---------- ---------- -------   --------- -------  ---------  -----------  ----------

Balance, June 30, 1999                427,207 $4,272,070 10,031,868$100,318 $22,877,209 (839,855)($654,935) ($6,937,598)$19,657,064

Cash dividends associated with the
  Class A, C and D Preferred Stock        -          -         -       -          -         -         -         (49,843)    (49,843)

Purchase of Treasury Stock, at cost       -          -         -       -          -       (1,400)   (1,120)       -          (1,120)

Treasury Stock retired, at cost           -          -         -       -        (11,250) 106,304    11,250        -               -

Net loss                                  -          -         -       -          -         -         -        (237,279)   (237,279)
                                      ------- ---------- --------- -------  -----------  -------  --------  -----------  ----------

Balance, September 30, 1999           427,207 $4,272,070 10,031,868$100,318 $22,865,959 (734,951)($644,805) ($7,224,720)$19,368,822
                                      ======= ========== ================== =========== ========= ========   ========== ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                                       TARGET LOGISTICS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (unaudited)

                                                                             Three Months Ended September 30,
                                                                                    1999               1998
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $  (237,279)       $14,787,720
Bad debt expense                                                                    103,743             11,359
Depreciation and amortization                                                       243,471            195,476
Gain on CAS sale                                                                        ---        (24,832,353)
Deferred income tax benefit                                                        (133,470)         7,705,092
Adjustments to reconcile net income to net cash used in operating activities-
   (Increase) decrease in accounts receivable                                    (3,133,330)         5,860,516
   (Increase) decrease in prepaid expenses and other current assets                 (73,959)            62,626
   (Increase) in other assets                                                           ---           (103,084)
   (Increase) decrease in accounts payable and accrued expenses                      76,090         (3,998,577)
                                                                               ------------        -----------
         Net cash used in operating activities                                   (3,154,734)          (311,225)
                                                                               ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                 (25,984)          (375,227)
Purchase of treasury stock                                                           (1,120)               ---
Proceeds from CAS sale, net of closing costs                                            ---         25,762,397
                                                                               ------------        -----------
         Net cash (used in) provided by investing activities                        (27,104)        25,387,170
                                                                               ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                     (163,088)          (117,524)
Net borrowing (repayment) from note payable to bank                               2,066,276         (6,011,575)
(Repayment) of long-term debt due to affiliates                                         ---         (7,332,426)
Repayment of long-term debt                                                         (10,500)           (12,500)
Repayment of revolving loan due to affiliate                                            ---           (905,913)
Payment of lease obligations                                                        (24,691)           (21,918)
                                                                               ------------        -----------
Net cash provided by (used in) financing activities:                              1,867,997        (14,401,556)
                                                                               ------------        -----------

         Net (decrease) increase in cash and cash equivalents                   ($1,313,841)       $10,674,389

CASH AND CASH EQUIVALENTS, beginning of the period                                7,881,595            879,797
                                                                               ------------        -----------

CASH AND CASH EQUIVALENTS, end of the period                                   $  6,567,754        $11,554,186
                                                                               ============        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                       $     53,176        $    41,741
Income taxes                                                                   $        915        $   107,387











        The accompanying notes are an integral part of these consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                               Three Months Ended September 30,
                                                                                     1999              1998
                                                                                     ----              ----

Redemption of 158,180 Class E Preferred Shares                                   $        ---     $(1,581,800)
Conversion of 6,000 Class C Preferred Shares                                     $        ---     $   (60,000)
Issuance of Common Stock for Conversion of 6,000
  Class C Preferred Shares                                                       $        ---     $        60






























        The accompanying notes are an integral part of these consolidated financial statements.

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 1999 and their consolidated results of operations and cash flows for the three months ended September 30, 1999 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 1999.

Note 2 - Reclassifications

Exclusive forwarder commission expense (previously referred to as agent commission expense) was reported within cost of transportation in the prior years' consolidated financial statements. Exclusive forwarder commission expense is now reported within selling, general and administrative expense. The prior year has been reclassified to conform with the current year presentation.

Note 3 - Per Share Data

In accordance with the requirements of SFAS No. 128 "Earnings per Share", net earnings per common share amounts ("basic EPS") were computed by dividing net earnings after deducting preferred stock dividend requirements, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluding any potential dilution. Net earnings per common share amounts - assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

                   TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the three months ended September 30, 1999 and 1998 is as follows:

                                                 Three Months Ended                      Three Months Ended
                                                September 30, 1999                       September 30, 1998
                                        ----------------------------------      ----------------------------------
                                           Income       Shares     Per Share       Income       Shares    Per Share
                                        (Numerator) (Denominator)   Amounts     (Numerator) (Denominator)  Amounts
                                        ----------- -------------   -------     ----------- -------------  -------

Net earnings                            ($237,279)                              $14,787,720
Preferred stock dividends                 (49,843)                                  (59,736)
                                         --------                               -----------
BASIC EPS
Net earnings attributable to
common stock                            ($287,122)    9,299,917     ($0.03)     $14,727,984   8,458,877     $1.74
                                                                    ======                                  =====

EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                           6,041,083                               6,716,108
Stock options                                             6,484                                 181,809
Stock warrants                                                0                                       0
                                                      ---------                               ---------

DILUTED EPS(1)
Net earnings attributable to common
stock and assumed preferred
conversions and option exercises        ($237,279)    9,299,917     ($0.03)     $14,787,720  15,356,794     $0.96
                                        =========     =========     ======      ===========  ==========     =====



Options to purchase 440,000 and 225,800 shares of common stock for the three months ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.



(1) No diluted EPS is presented for the three months ended September 30, 1999, as the effect of dilutive securities would be anti-dilutive on loss per common share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company's historic losses and ability to achieve profitability following the July 1998 sale by the Company of the assets of its Caribbean Air Services, Inc. ("CAS") subsidiary (the "CAS Sale"), (ii) the Company's ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (iii) competitive practices in the industries in which the Company competes, (iv) the Company's dependence on current management, (v) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular,
(vi) general economic conditions, and (vii) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

OVERVIEW

         The Company was incorporated in January 1996 to continue the freight forwarding business of TIA, Inc. ("TIA") and Caribbean Freight System, Inc. and acquire Amertranz Worldwide, Inc. ("Amertranz"). The Company generated operating revenues of $51.7 million, $97.8 million, and $75.4 million, and had a net profit of $14.0 million and $7.4 million, and a net loss of $10.5 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. The fiscal year 1999 profit includes a $16.6 million gain (net of tax) arising from the CAS sale which closed on July 13, 1998, the 1998 profit includes a $7.6 million net income tax benefit arising from the CAS Sale and the fiscal year 1997 loss included a charge of $3.4 million attributed to restructuring costs in connection with the closing of the Company's Amertranz subsidiary. The Company had consolidated earnings (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $22.0 million, $2.6 million, and ($8.3 million), for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

         * Following the closing of the Amertranz subsidiary in June 1997, the Company determined that it would be in the best interests of the Company and its shareholders to deleverage the Company's balance sheet and create the cash resources needed to grow the Company's freight forwarding and logistics businesses. While the Company's CAS subsidiary has been historically profitable, management determined that this strategy can best be accomplished by the sale of the operations of its CAS subsidiary. On July 13, 1998, the Company's CAS subsidiary sold substantially all of its operating assets to a subsidiary of Geologistics Corporation for $27 million in cash pursuant to the terms of an Asset Purchase Agreement dated June 15, 1998. As a result of the CAS Sale, the Company deleveraged its balance sheet by repaying approximately $15 million in outstanding liabilities and obtained required working capital to take advantage of growth opportunities available to the Company's Target Logistic Services, Inc. subsidiary ("Target"). These opportunities include improved vendor pricing and attracting quality personnel and agents on a world-wide basis, which the Company believes will drive its future profitability. In addition, the Company may consider strategic acquisitions. There can be no assurance that this strategy to increase profitability will be successful.

         * Management believes that the results of the Company's operations for the three months ended September 30, 1999 indicate that management's concentrated focus on Target's business together with the Company's available resources following the CAS Sale will enable the Company to achieve the intended growth. For the three months ended September 30, 1999, Target's revenue increased by 97.7% to $19,076,518. While gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) decreased to 32.7% from 35.9% from the three months ended September 30, 1998, this was primarily a result of lower gross profit margins for Target's international air and ocean freight movement. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and exclusive forwarders (previously referred to as independent agents) and reducing fixed selling, general and administrative costs to improve the Company's net income.


RESULTS OF OPERATIONS

         The following discussion relates to the combined results of operation of the Company for the three month period ended September 30, 1999, compared to results of operation for the three month period ended September 30, 1998.

Three Months ended September 30, 1999 and 1998

         Operating Revenue. Operating revenue increased to $19.1 million for the three months ended September 30, 1999 from $11.2 million for the three months ended September 30, 1998, a 69.8% increase. The prior year includes 12 days of CAS operating revenues due to the CAS Sale on July 13, 1998. Within the operations of the Company's Target subsidiary operating revenue increased by 97.7% to $19,076,518 for the three months ended September 30, 1999 from $9,650,938 for the corresponding 1998 period, a $9,425,580 increase, due to increased freight volume.

         Cost of Transportation. Cost of transportation was 67.3% of operating revenue for the three months ended September 30, 1999, and 64.1% of operating revenue for the three months ended September 30, 1998. This increase is due to an increase in the Target subsidiary's cost of transportation as a percentage of sales. The Company's Target subsidiary's cost of transportation as a percentage of sales has increased to 67.3% for the current period from 64.1% for the prior year, primarily a result of lower gross profit margins for Target's international air and ocean freight movement.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the three months ended September 30, 1999 decreased to 32.7% of operating revenue from 33.2% of operating revenue for the three months ended September 30, 1998. Within the Company's Target subsidiary, gross profit margin decreased to 32.7% from 35.9% for the three months ended September 30, 1999 and 1998, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 34.8% of operating revenue for the three months ended September 30, 1999, from 44.4% of operating revenue for the three months ended September 30, 1998. This decrease was primarily due to (i) lower selling, general and administrative expenses as a percentage of sales within the Company's Target subsidiary partially offset by an increase in exclusive forwarder commission expense due to the Company's addition of new exclusive forwarders; (ii) the elimination of CAS expenses as a result of the CAS Sale; and (iii) non-recurring expenses of $619,015 in the 1998 period (reflected within "Selling, general and administrative expenses - Corporate") as a result of the CAS Sale.

         Within the Company's Target subsidiary, selling, general and administrative expenses (excluding exclusive forwarder commission expense) were 17.5% of operating revenue for the three months ended September 30, 1999 and 28.0% for the period ended September 30, 1998, a 37.5% decrease. Exclusive forwarder commission expense was 15.3% of operating revenue for the three months ended September 30, 1999 and 8.5% for the period ended September 30, 1998. This increase is due to the Company's addition of new exclusive forwarders.

         Net Income. The Company realized a net loss of ($237,279) for the three months ended September 30, 1999, compared to a net income of $14,787,720 for the three months ended September 30, 1998. The 1998 results included a $16.6 million gain (net of tax) arising from the CAS Sale, which closed on July 13, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         General. During the three months ended September 30, 1999, net cash used in operating activities was $3,155,000. Cash used in investing activities was $27,000. Cash provided by financing activities was $1,868,000, which primarily consisted of borrowings under the Company's accounts receivable financing facility.

         Currently, approximately $1.7 million of the Company's outstanding accounts payable represent unsecured trade payables of the Company's closed Amertranz subsidiary.

         Capital expenditures. Capital expenditures for the three months ended September 30, 1999 were $25,984.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and funds remaining from the CAS Sale. As of September 30, 1999, the Company had $3,803,000 available under its $10 million accounts receivable financing facility and approximately $6,568,000 from operations and remaining proceeds from the CAS Sale. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and competition, none of which can be predicted with certainty.

YEAR 2000

         The Company is on schedule with a project that  addresses the Year 2000
(Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999. Many systems use only two digits rather than four to define the year, and these systems will not be able to distinguish between the year 1900 and the year 2000. This may lead to disruptions in the operations of business and governmental entities resulting from miscalculations or system failures. The Company's Y2K project is designed to ensure the compliance of all of the Company's applications, operating system and hardware platforms, and to address the compliance of key business partners. Key business partners are those customers and vendors that have a material impact on the Company's operations. All internal phases of the project and phases dealing with many key business partners have been completed, and the phases dealing with the remaining key business partners should be completed by 1999 year end, thus minimizing the impact of the Y2K problem on the Company's operations. The total cost of the required modifications to become Y2K compliant is not material to the Company's financial position. Y2K disruptions in the operations of key vendors could impact the Company's ability to obtain transportation services necessary for the Company's operations. If this situation occurs, the Company's results of operations, liquidity and financial condition could be materially and adversely affected. The Company is unable to determine the readiness of some of its key business partners at this time and is therefore unable to determine whether the consequences of Y2K failures of these key business partners will have a material impact on the Company's results of operations, liquidity or financial condition.

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

4.4 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)

4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)

4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)

4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)

10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)

10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to
         Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1999, File No. 0-29754)

10.3 Shadow Warrant entered into in connection with the GMAC Facility Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No. 0-29754)

10.4 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to
         Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)

10.5(P)  Lease Agreement for Los Angeles Facility  (incorporated by reference to
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)

27       Financial Data Schedule

(b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1999                TARGET LOGISTICS, INC.
                                                     Registrant


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


C79876.198