Form 10-Q
period 1999-12-31
TARGET LOGISTICS INC
filed 2000-02-11
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At February 11, 1999, the number of shares outstanding of the registrant's common stock was 11,879,002.

                                TABLE OF CONTENTS
                                -----------------



Part I - Financial Information                                            Page
                                                                          ----
     Item 1.  Financial Statements:
     -------
              Consolidated Balance Sheets,
              December 31, 1999 (unaudited) and June 30, 1999 (audited)      3

              Consolidated Statements of Operations
              for the Three Months Ended
              December 31, 1999 and 1998 (unaudited)                         4

              Consolidated Statements of Operations
              for the Six Months Ended
              December 31, 1999 and 1998 (unaudited)                         5

              Consolidated Statements of Shareholders'
              Equity for the Year Ended June 30, 1999 (audited)
              and the Six Months Ended December 31, 1999 (unaudited)         6

              Consolidated Statements of Cash Flows
              for the Six Months Ended December 31,
              1999 and 1998 (unaudited)                                      7

              Notes to Unaudited Consolidated Financial
              Statements                                                     9

      Item 2. Management's Discussion and Analysis of
      ------- Financial Condition and Results of
              Operations                                                    12


Part II - Other Information

      Item 4. Submission of Matters to a Vote of Security Holders           16
      -------

      Item 6. Exhibits and Reports on Form 8-K                              16
      -------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                   December 31, 1999              June 30, 1999
                                                                   -----------------              -------------
                                    ASSETS                            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                             $  6,529,512                $  7,881,595
Accounts receivable, net of allowance for doubtful
  accounts of $1,587,248 and $1,318,109, respectively                   17,365,056                  10,853,316
Deferred income taxes                                                    2,136,125                   2,080,105
Prepaid expenses and other current assets                                  175,756                     152,940
                                                                      ------------                ------------
         Total current assets                                           26,206,449                  20,967,956
PROPERTY AND EQUIPMENT, net                                                429,638                     473,398
OTHER ASSETS                                                               280,382                     278,382
DEFERRED INCOME TAXES                                                      184,895                     184,895
GOODWILL, net of accumulated amortization of
  $2,225,438 and $1,927,504, respectively                               12,729,586                  13,027,520
                                                                      ------------                ------------
         Total assets                                                 $ 39,830,950                $ 34,932,151
                                                                      ============                ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $  5,223,052                $  4,413,792
Accrued expenses                                                         2,515,842                   2,360,211
Accrued transportation expenses                                          9,437,471                   6,745,613
Taxes payable                                                               77,245                      77,245
Reserve for restructuring                                                       --                      21,567
Note payable to bank                                                     2,987,878                   1,349,978
Current portion of long-term debt                                               --                      10,500
Dividends payable                                                          153,147                     168,680
Lease obligation-current portion                                            77,361                     103,385
                                                                      ------------                ------------
Total current liabilities                                               20,471,996                  15,250,971
LEASE OBLIGATION--LONG-TERM                                                     --                      24,116
                                                                      ------------                ------------
         Total liabilities                                            $ 20,471,996                $ 15,275,087
                                                                      ------------                ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized,
 320,696 shares issued and outstanding,                                  3,206,960                   4,272,070
Common stock, $.01 par value; 30,000,000 shares authorized,
 12,613,953 shares issued and 11,879,002 and 9,192,013 shares
 outstanding,  respectively                                                126,139                     100,318
Paid-in capital                                                         23,905,248                  22,877,209
Accumulated deficit                                                     (7,234,588)                 (6,937,598)
Less:  Treasury stock, 734,951 and 839,855 shares held at
 cost, respectively                                                       (644,805)                   (654,935)
                                                                      ------------                ------------
         Total shareholders' equity                                     19,358,954                  19,657,064
                                                                      ------------                ------------
         Total liabilities and shareholders' equity                   $ 39,830,950                $ 34,932,151
                                                                      ============                ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          Three months ended December 31,
                                                                          -------------------------------
                                                                             1999            1998
                                                                             ----            ----
Operating revenues:
  Operating revenues - Target subsidiary                                $24,858,531      $10,534,009
  Operating revenues - CAS subsidiary                                           ---          (16,491)
                                                                       ------------     ------------
         Operating revenues                                              24,858,531       10,517,518

Cost of transportation:
  Cost of transportation - Target subsidiary                             17,746,319        7,083,402
  Cost of transportation - CAS subsidiary                                       ---           36,377
                                                                       ------------     ------------
         Cost of transportation                                          17,746,319        7,119,779

Gross profit:
  Gross profit - Target subsidiary                                        7,112,212        3,450,607
  Gross profit - CAS subsidiary                                                 ---          (52,868)
                                                                       ------------     ------------
         Gross profit                                                     7,112,212        3,397,739

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                     3,258,174          873,757
  SG&A - Target subsidiary                                                3,168,267        3,129,254
  SG&A - CAS subsidiary                                                         ---           85,766
  SG&A - Corporate                                                          216,414          191,166
  Depreciation and amortization                                             237,399          210,487
                                                                        -----------      -----------
         Selling, general and administrative expenses                     6,880,254        4,490,430

Other income (expense):
  Interest (expense) income                                                 (16,821)         106,362
  Other income (expense)                                                        ---           (1,635)

 Income (loss) before income taxes                                          215,137         (987,964)
  Provision (benefit) for income taxes                                       77,450         (355,667)
                                                                        -----------      -----------
Net income (loss)                                                       $   137,687       $ (632,297)
                                                                        ===========      ===========

Net loss per share:
  Basic                                                                       $0.00           ($0.10)
                                                                              =====          =======
  Diluted(1)                                                                  $0.01              ---
                                                                              =====          =======

Weighted average shares outstanding:
  Basic                                                                  11,024,364        8,247,844
                                                                        ===========      ===========
  Diluted(1)                                                             16,731,376              ---
                                                                        ===========      ===========



(1)  Diluted loss per share for the three months ended December 31, 1998 is anti-dilutive.

                 The accompanying notes are an integral part of
                         these consolidated statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                        Six months ended December 31,
                                                                        -----------------------------
                                                                              1999            1998
                                                                              ----            ----
Operating revenues:
  Operating revenues - Target subsidiary                                $43,935,049       $20,184,947
  Operating revenues - CAS subsidiary                                           ---         1,569,285
                                                                        -----------       -----------
         Operating revenues                                              43,935,049        21,754,232

Cost of transportation:
  Cost of transportation - Target subsidiary                             30,585,627        13,269,259
  Cost of transportation - CAS subsidiary                                       ---         1,356,107
                                                                        -----------       -----------
         Cost of transportation                                          30,585,627        14,625,366

Gross profit:
  Gross profit - Target subsidiary                                       13,349,422         6,915,688
  Gross profit - CAS subsidiary                                                 ---           213,178
                                                                        -----------       -----------
         Gross profit                                                    13,349,422         7,128,866

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                     6,175,041         1,691,282
  SG&A - Target subsidiary                                                6,514,542         5,834,063
  SG&A - CAS subsidiary                                                         ---           514,113
  SG&A - Corporate                                                          343,511         1,031,642
  Depreciation and amortization                                             480,870           405,962
                                                                        -----------       -----------
         Selling, general and administrative expenses                    13,513,964         9,477,062

Other income (expense):
  Interest (expense) income                                                   8,930           151,880
  Other income (expense)                                                        ---           119,291
  Gain on sale of subsidiary                                                    ---        24,832,353
                                                                        -----------       -----------

 (Loss) income before income taxes                                         (155,612)       22,755,328
  Provision (benefit) for income taxes                                      (56,020)        8,599,905
                                                                        -----------       -----------
Net (loss) income                                                       $   (99,592)      $14,155,423
                                                                        ===========       ===========

Net loss per share:
  Basic                                                                      $(0.03)            $1.67
                                                                             ======             =====
  Diluted(1)                                                                    ---             $1.00
                                                                             ======             =====

Weighted average shares outstanding:
  Basic                                                                  10,160,640         8,353,360
                                                                        ===========       ===========
  Diluted(1)                                                                    ---        14,203,298
                                                                        ===========       ===========

(1)  Diluted loss per share for the six months ended December 31, 1999 is anti-dilutive.

                 The accompanying notes are an integral part of
                         these consolidated statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 1999 AND THE
                 SIX MONTHS ENDED DECEMBER 31, 1999 (UNAUDITED)





                                   Preferred Stock        Common Stock     Additional     Treasury Stock
                                   ---------------        ------------       Paid-in      --------------   Accumulated
                                 Shares      Amount    Shares      Amount   Capital      Shares    Amount    Deficit    Total
                                 ------      ------    ------      ------   -------      ------    ------   ----------  -----

Balance, June 30, 1998         621,387  $6,213,870   8,419,094   $ 84,190  $22,546,331 (106,304) ($11,250)($20,509,373)  $8,323,768

Common stock issued in
  connection with the
  conversion of Class C
  Preferred Stock               (36,000)  (360,000)     360,000     3,600      356,400        -         -            -            -

Stock Options exercised               -          -      174,852     1,749       62,256        -         -            -       64,005

Cash dividends associated with
  the Class A, C and D
  Preferred Stock                     -          -            -         -            -        -         -      (444,661)   (444,661)

Redemption of Class E
  Preferred Stock              (158,180)(1,581,800)           -         -            -        -         -             -  (1,581,800)

Purchase of Treasury                  -          -            -         -            - (733,551) (643,685)            -    (643,685)

Additional Common Stock
  issued in connectin with the
  acquisition of Target               -          -    1,077,992    10,779      (87,778)       -         -             -     (76,999)

   Net income                         -          -            -         -            -        -         -    14,016,436  14,016,436
                               -------- -----------   ---------   -------   ---------- --------  ---------   ----------- ----------

Balance, June 30, 1999          427,207 $4,272,070   10,031,868  $100,318  $22,877,209 (839,855)($654,935)  ($6,937,598)$19,657,064

Cash dividends associated with
  the Class A, C and D
  Preferred Stock                     -          -            -         -            -        -         -      (197,398)   (197,398)

Common Stock issued in
  connection with the
  conversion of Class D
  Preferred Stock              (106,511)(1,065,110)   2,582,085    25,821    1,039,289        -         -             -           -


Purchase of Treasury Stock at
  cost                                -          -            -         -            -   (1,400)   (1,120)            -      (1,120)

Treasury Stock retired,
  at cost                             -          -            -         -      (11,250) 106,304    11,250             -           -

Net loss                              -          -            -         -            -        -         -       (99,592)    (99,952)
                              --------- ----------   ----------  --------   ---------- --------  --------    ----------   ---------
Balance, September 30, 1999     320,696 $3,206,960   12,613,953 $ 126,139  $23,905,248 (734,951)($644,805)  ($7,234,588)$19,358,954
                              ========= ==========   ========== =========  =========== ========  ========    ========== ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                 Six Months Ended December 31,
                                                                                    1999               1998
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $(99,592)       $14,155,423
Bad debt expense                                                                    269,139            163,314
Depreciation and amortization                                                       480,870            405,962
Gain on CAS sale                                                                        ---        (24,832,353)
Deferred income tax benefit                                                         (56,020)         7,349,425
Adjustments to reconcile net income to net cash used in operating activities-
   (Increase) decrease in accounts receivable                                    (6,780,879)         6,873,200
   (Increase) decrease in prepaid expenses and other current assets                 (22,816)           241,760
   (Increase) in other assets                                                        (2,000)          (131,007)
   Increase (decrease) in accounts payable and accrued expenses                   3,584,321         (6,385,810)
                                                                               ------------        -----------
         Net cash used in operating activities                                   (2,626,977)        (2,160,086)
                                                                               ------------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                 (88,315)          (400,126)
Purchase of treasury stock                                                           (1,120)          (432,887)
Proceeds from CAS sale, net of closing costs                                            ---         25,762,397
                                                                               ------------        -----------
         Net cash (used in) provided by investing activities                        (89,435)        24,929,384
                                                                               ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                     (212,931)          (290,601)
Net borrowing (repayment) from note payable to bank                               1,637,900         (6,527,129)
(Repayment) of long-term debt due to affiliates                                         ---         (7,332,426)
Repayment of long-term debt                                                         (10,500)           (25,000)
Repayment of revolving loan due to affiliate                                            ---           (905,913)
Payment of lease obligations                                                        (50,140)           (44,550)
                                                                               -------------       -----------
Net cash provided by (used in) financing activities:                              1,364,329        (15,125,319)
                                                                               -------------       -----------

         Net (decrease) increase in cash and cash equivalents                   ($1,352,083)        $7,643,979

CASH AND CASH EQUIVALENTS, beginning of the period                                7,881,595            879,797
                                                                               ------------        -----------

CASH AND CASH EQUIVALENTS, end of the period                                   $  6,529,512         $8,523,776
                                                                               ============         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                       $    147,545            $59,728
Income taxes                                                                   $        ---           $860,989




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                 Six Months Ended December 31,
                                                                                 -----------------------------
                                                                                     1999              1998
                                                                                     ----              ----

TIA, Inc. conversion of 106,511 Class D Preferred Shares                         $  (1,065,110)            ---
Issuance of Common Stock for TIA, Inc. Conversion
of 106,511 Class D Preferred Shares                                                    $25,821             ---
Redemption of 158,180 Class E Preferred Shares                                   $         ---     $(1,581,800)
Conversion of 6,000 Class C Preferred Shares                                     $         ---     $   (60,000)
Issuance of Common Stock for Conversion of 6,000
  Class C Preferred Shares                                                       $         ---     $        60





























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 1999 and their consolidated results of operations and cash flows for the three and six months ended December 31, 1999 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 1999.

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

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and six months ended December 31, 1999 and 1998 is as follows:

                                                     Three Months Ended                      Six Months Ended
                                                      December 31, 1999                      December 31, 1999
                                                      -----------------                      -----------------
                                       Income       Shares       Per Share   Income        Shares       Per Share
                                     (Numerator) (Denominator)    Amounts  (Numerator)  (Denominator)    Amounts
                                     ----------- -------------    -------  -----------  -------------    -------

Net earnings                          $137,687                               (99,592)
Preferred stock dividends             (147,555)                             (197,398)
                                     ---------                              ---------
BASIC EPS
Net earnings attributable to
common stock                            (9,868)     11,024,364     $0.00   ($296,990)      10,160,640    ($0.03)
                                                                   =====                                 =======

EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                          5,700,594                              5,870,838
Stock options                                            6,418                                  6,418
Stock warrants                                               0                                      0
                                                     ---------                              ---------

DILUTED EPS(1)
Net earnings attributable to common
stock and assumed preferred
conversions and option exercies       $137,687      16,731,376     $0.01   ($296,990)      10,160,640    ($0.03)
                                      ========      ==========     =====  ==========       ==========   =======

                                                     Three Months Ended                      Six Months Ended
                                                      December 31, 1998                      December 31, 1998
                                                      -----------------                      -----------------
                                       Income       Shares       Per Share   Income        Shares       Per Share
                                     (Numerator) (Denominator)    Amounts  (Numerator)  (Denominator)    Amounts
                                     -----------  ------------    -------  -----------  -------------    -------

Net earnings                        ($632,297)                            $14,155,423
Preferred stock dividends            (173,077)                               (232,813)
BASIC EPS
Net earnings attributable to
common stock                         (805,374)      8,247,844     ($0.10) $13,922,610       8,353,360     $1.67
                                                                  -------                                 =====

EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                         4,620,149                               5,668,129
Stock options                                         181,809                                 181,809
Stock warrants                                              0                                       0
                                                    ---------                               ---------

DILUTED EPS(1)
Net earnings attributable to common
stock and assumed preferred
conversions and option exercises    ($805,374)      8,247,844     ($0.10) $14,155,423      14,203,298     $1.00
                                    =========       =========     ======= ===========      ==========     =====

Options to purchase 450,000 and 75,000 shares of common stock for the three and six months ended December 31, 1999 and 1998, respectively, were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

(1) No diluted EPS is presented for the six months ended December 31, 1999 and the three months ended December 31, 1998, as the effect of dilutive securities would be anti-dilutive on loss per common share.

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

         * Management believes that the results of the Company's operations for the six months ended December 31, 1999 indicate that management's concentrated focus on Target's business together with the Company's available resources will enable the Company to achieve the intended growth. For the three and six months ended December 31, 1999, Target's revenue increased by 136.0% and 117.7% to $24,858,531 and $43,935,049, respectively, over the prior year's corresponding periods. While gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) decreased to 28.6% and 30.4% from 32.8% and 34.3% from the three and six months ended December 31, 1998, respectively. This decrease was primarily a result of lower gross profit margins for Target's international air import freight movement. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and exclusive forwarders (previously referred to as independent agents) and reducing fixed selling, general and administrative costs to improve the Company's net income.

RESULTS OF OPERATIONS

         The following discussion relates to the results of operation of the Company for the three and six month periods ended December 31, 1999, compared to results of operation for the three and six month periods ended December 31, 1998.

Three Months ended December 31, 1999 and 1998
---------------------------------------------

         Operating Revenue. Operating revenue increased to $24.9 million for the three months ended December 31, 1999 from $10.5 million for the three months ended December 31, 1998, a 136.4% increase, due to increased freight volume.

         Cost of Transportation. Cost of transportation was 71.4% of operating revenue for the three months ended December 31, 1999, and 67.7% of operating revenue for the three months ended December 31, 1998. This increase is due to an increase in the Target subsidiary's cost of transportation as a percentage of sales. The Company's Target subsidiary's cost of transportation as a percentage of sales has increased to 71.4% for the current period from 67.2% for the prior year, primarily a result of higher cost of transportation for Target's international air import freight movement.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the three months ended December 31, 1999 decreased to 28.6% of operating revenue from 32.3% of operating revenue for the three months ended December 31, 1998. Within the Company's Target subsidiary, gross profit margin decreased to 28.6% from 32.8% for the three months ended December 31, 1999 and 1998, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 27.7% of operating revenue for the three months ended December 31, 1999, from 42.7% of operating revenue for the three months ended December 31, 1998. This decrease was primarily due to (i) lower selling, general and administrative expenses as a percentage of sales within the Company's Target subsidiary partially offset by an increase in exclusive forwarder commission expense due to the Company's addition of new exclusive forwarders; and (ii) the elimination of CAS expenses as a result of the CAS Sale.

         Within the Company's Target subsidiary, selling, general and administrative expenses (excluding exclusive forwarder commission expense) were 12.7% of operating revenue for the three months ended December 31, 1999 and 29.7% for the period ended December 31, 1998, a 57.2% decrease. This decrease was primarily due to operating revenue growth without a corresponding increase in fixed selling, general and administrative expenses. Exclusive forwarder commission expense was 13.1% of operating revenue for the three months ended December 31, 1999 and 8.3% for the period ended December 31, 1998. This increase is due to the Company's addition of new exclusive forwarders.

         Net Income. The Company realized net income of $137,687 for the three months ended December 31, 1999, compared to a net loss of ($632,297) for the three months ended December 31, 1998.

Six Months ended December 31, 1999 and 1998
-------------------------------------------

         Operating Revenue. Operating revenue increased to $43.9 million for the six months ended December 31, 1999 from $21.8 million for the six months ended December 31, 1998, a 102.0% increase. The prior year includes 12 days of CAS operating revenues due to the CAS Sale on July 13, 1998. Within the operations of the company's Target subsidiary operating revenue increased by 117.7% to $43,935,049 for the six months ended December 31, 1999 from $20,184,947 for the corresponding 1998 period, a $23,750,102 increase due to increased freight volume.

         Cost of Transportation. Cost of transportation was 69.6% of operating revenue for the six months ended December 31, 1999, and 67.2% of operating revenue for the six months ended December 31, 1998. This increase is due to an increase in the Target subsidiary's cost of transportation as a percentage of sales. The Company's Target subsidiary's cost of transportation as a percentage of sales has increased to 69.6% for the current period from 65.7% for the prior year, primarily a result of higher cost of transportation for Target's international air import freight movement.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the six months ended December 31, 1999 decreased to 30.4% of operating revenue from 32.8% of operating revenue for the six months ended December 31, 1998. Within the Company's Target subsidiary, gross profit margin decreased to 30.4% from 34.3% for the six months ended December 31, 1999 and 1998, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 30.8% of operating revenue for the six months ended December 31, 1999, from 43.6% of operating revenue for the six months ended December 31, 1998. This decrease was primarily due to (i) lower selling, general and administrative expenses as a percentage of sales within the Company's Target subsidiary partially offset by an increase in exclusive forwarder commission expense due to the Company's addition of new exclusive forwarders; and (ii) the elimination of CAS expenses as a result of the CAS Sale.

         Within the Company's Target subsidiary, selling, general and administrative expenses (excluding exclusive forwarder commission expense) were 14.8% of operating revenue for the six months ended December 31, 1999 and 28.9% for the period ended December 31, 1998, a 48.8% decrease. This decrease was primarily due to operating revenue growth without a corresponding increase in fixed selling, general and administrative expenses. Exclusive forwarder commission expense was 14.1% of operating revenue for the six months ended December 31, 1999 and 8.4% for the period ended December 31, 1998. This increase is due to the Company's addition of new exclusive forwarders.

         Net Income. The Company realized a net loss of ($99,592) for the six months ended December 31, 1999, compared to a net income of $14,155, 423 for the six months ended December 31, 1998. The 1998 results included a $16.6 million gain (net of tax) arising from the CAS Sale, which closed on July 13, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         General. During the six months ended December 31, 1999, net cash used in operating activities was $2,627,000. Cash used in investing activities was $89,000. Cash provided by financing activities was $1,364,000, which primarily consisted of borrowings under the Company's accounts receivable financing facility.

         Currently, approximately $1.7 million of the Company's outstanding accounts payable represent unsecured trade payables of the Company's closed Amertranz subsidiary.

         Capital expenditures. Capital expenditures for the six months ended December 31, 1999 were $88,315.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and cash on hand. As of December 31, 1999, the Company had $4,593,000 available under its $10 million accounts receivable financing facility and approximately $6,529,512 from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and competition, none of which can be predicted with certainty.

YEAR 2000

         The Company did not experience any material disruptions due to the Year 2000 (Y2K) issue of computer systems and other equipment with embedded chips or processors not being able to properly recognize and process date-sensitive information after December 31, 1999, and the total cost of modifications to become Y2K compliant was not material to the Company's financial position.

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         On  November  29,  1999,   the  Company  held  its  Annual  Meeting  of
Shareholders. The only matters submitted to the shareholders for a vote were the election of directors.

         The nominees submitted for election as directors were Michael Barsa, Christopher A. Coppersmith, Brian K. Coventry, Philip J. Dubato, and Stuart Hettleman. At least 8,939,988 shares were voted in favor of each director, and no more than 56,750 shares were voted to withhold approval of any director. As a result, Messrs. Barsa, Coppersmith, Coventry, Dubato, and Hettleman were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

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

Dated: February 11, 1999                TARGET LOGISTICS, INC.
                                           Registrant



                                         /s/  Stuart Hettleman
                                         ----------------------------------
                                         President, Chief Executive Officer



                                         /s/  Philip J. Dubato
                                         ---------------------------------------
                                         Vice President, Chief Financial Officer