Form 10-Q
period 2000-03-31
TARGET LOGISTICS INC
filed 2000-05-12
CIK 1009480

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2000

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29754


                             TARGET LOGISTICS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                             11-3309110
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

112 East 25th Street
Baltimore, Maryland                                                 21218
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code: (410) 338-0127

                                  Inapplicable
         --------------------------------------------------------------
         (Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At May 14, 2000, the number of shares outstanding of the registrant's common stock was 11,879,002.

================================================================================

                                TABLE OF CONTENTS




Part I - Financial Information                                              Page
                                                                            ----
            Item 1.       Financial Statements:
            -------

                          Consolidated Balance Sheets,
                          March 31, 2000 (unaudited) and
                          June 30, 1999 (audited)                             3

                          Consolidated Statements of Operations
                          for the Three Months Ended
                          March 31, 2000 and 1999 (unaudited)                 4

                          Consolidated Statements of Operations
                          for the Nine Months Ended
                          March 31, 2000 and 1999 (unaudited)                 5

                          Consolidated Statements of Shareholders'
                          Equity for the Year Ended June 30, 1999
                          (audited) and the Nine Months Ended March
                          31, 2000 (unaudited)                                6

                          Consolidated Statements of Cash Flows
                          for the Nine Months Ended March 31,
                          2000 and 1999 (unaudited)                           7

                          Notes to Unaudited Consolidated Financial
                          Statements                                          9

            Item 2.       Management's Discussion and Analysis of
            -------       Financial Condition and Results of
                          Operations                                         12


Part II - Other Information

            Item 6.       Exhibits and Reports on Form 8-K                   15
            -------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    March 31, 2000                June 30, 1999
                                                                    --------------                -------------
                                                                      (unaudited)
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $  5,849,810                $  7,881,595
Accounts receivable, net of allowance for doubtful
  accounts of $1,587,248 and $1,660,894, respectively                   14,377,707                  10,853,316
Deferred income taxes                                                    2,322,408                   2,080,105
Prepaid expenses and other current assets                                  159,446                     152,940
                                                                      ------------                ------------
         Total current assets                                           22,709,371                  20,967,956
PROPERTY AND EQUIPMENT, net                                                546,577                     473,398
OTHER ASSETS                                                               280,382                     278,382
DEFERRED INCOME TAXES                                                      184,895                     184,895
GOODWILL, net of accumulated amortization of
  $2,374,405 and $1,927,504, respectively                               12,580,619                  13,027,520
                                                                      ------------                ------------
         Total assets                                                 $ 36,301,844                $ 34,932,151
                                                                      ============                ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $  5,013,402                $  4,413,792
Accrued expenses                                                         1,473,225                   2,360,211
Accrued transportation expenses                                          7,439,924                   6,745,613
Taxes payable                                                               64,854                      77,245
Reserve for restructuring                                                       --                      21,567
Note payable to bank                                                     3,058,509                   1,349,978
Current portion of long-term debt                                               --                      10,500
Dividends payable                                                           54,894                     168,680
Lease obligation-current portion                                           111,547                     103,385
                                                                      ------------                ------------
         Total current liabilities                                      17,216,355                  15,250,971
LEASE OBLIGATION--LONG-TERM                                                107,004                      24,116
                                                                      -------------               ------------
         Total liabilities                                            $ 17,323,359                $ 15,275,087
                                                                      ------------                ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
 320,696 shares issued and outstanding,                                  3,206,960                   4,272,070
Common stock, $.01 par value; 30,000,000 shares authorized,
 12,613,953 shares issued and 11,879,002 and 9,192,013 shares
 outstanding,  respectively                                                126,139                     100,318
Paid-in capital                                                         23,905,248                  22,877,209
Accumulated deficit                                                     (7,615,057)                 (6,937,598)
Less: Treasury stock, 734,951 and 839,855 shares held at
 cost, respectively                                                       (644,805)                   (654,935)
                                                                      ------------                ------------
         Total shareholders' equity                                     18,978,485                  19,657,064
                                                                      ------------                ------------
         Total liabilities and shareholders' equity                   $ 36,301,844                $ 34,932,151
                                                                      ============                ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                           Three months ended March 31,
                                                                           ----------------------------
                                                                              2000            1999
                                                                              ----            ----
Operating revenues:
  Operating revenues - Target subsidiary                                $20,553,649       $13,853,687
  Operating revenues - CAS subsidiary                                           ---            (3,347)
                                                                        -----------      ------------
         Operating revenues                                              20,553,649        13,850,340

Cost of transportation:
  Cost of transportation - Target subsidiary                             13,840,277         9,294,695
  Cost of transportation - CAS subsidiary                                       ---               ---
                                                                        -----------      -----------
         Cost of transportation                                          13,840,277         9,294,695

Gross profit:
  Gross profit - Target subsidiary                                        6,713,372         4,558,992
  Gross profit - CAS subsidiary                                                 ---            (3,347)
                                                                        -----------      ------------
         Gross profit                                                     6,713,372         4,555,645

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                     3,143,888         1,891,584
  SG&A - Target subsidiary                                                3,663,157         3,140,403
  SG&A - CAS subsidiary                                                         ---            61,227
  SG&A - Corporate                                                          148,847           215,553
  Depreciation and amortization                                             241,809           206,257
                                                                        -----------      ------------
         Selling, general and administrative expenses                     7,197,701         5,515,024

Operating loss                                                             (484,329)         (959,379)

Other income (expense):
  Interest (expense) income                                                 (33,122)           75,883
  Other income (expense)                                                        ---               ---

  Loss before income taxes                                                 (517,451)         (883,496)
  Benefit for income taxes                                                 (186,283)         (318,058)
                                                                        -----------      ------------
Net Loss                                                                $  (331,168)     $   (565,438)
                                                                        ===========      ============

Net loss per share:
  Basic                                                                       $0.03            ($0.07)
                                                                              =====            ======
  Diluted(1)                                                                  $ ---               ---
                                                                              =====            ======

Weighted average shares outstanding:
  Basic                                                                  11,879,002         8,298,624
                                                                        ===========      ============
  Diluted(1)                                                                    ---               ---
                                                                        ===========      ============

(1) Diluted loss per share for the three months ended March 31, 2000 and March 31, 1999 are anti-dilutive.

              The accompanying notes are an integral part of these
                            consolidated statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          Nine months ended March 31,
                                                                          ---------------------------
                                                                              2000            1999
                                                                              ----            ----
Operating revenues:
  Operating revenues - Target subsidiary                                $64,488,698       $34,038,634
  Operating revenues - CAS subsidiary                                           ---         1,565,938
                                                                        -----------       -----------
         Operating revenues                                              64,488,698        35,604,572

Cost of transportation:
  Cost of transportation - Target subsidiary                             44,425,904        22,563,954
  Cost of transportation - CAS subsidiary                                       ---         1,356,107
                                                                        -----------       -----------
         Cost of transportation                                          44,425,904        23,920,061

Gross profit:
  Gross profit - Target subsidiary                                       20,062,794        11,474,680
  Gross profit - CAS subsidiary                                                 ---           209,831
                                                                        -----------       -----------
         Gross profit                                                    20,062,794        11,684,511

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                     9,318,929         3,582,866
  SG&A - Target subsidiary                                               10,177,699         8,974,466
  SG&A - CAS subsidiary                                                         ---           575,340
  SG&A - Corporate                                                          492,358         1,247,195
  Depreciation and amortization                                             722,679           612,219
                                                                        -----------       -----------
         Selling, general and administrative expenses                    20,711,665        14,992,086

Operating loss                                                             (648,871)       (3,307,575)

Other income (expense):
  Interest (expense) income                                                 (24,192)          227,763
  Other income (expense)                                                        ---           119,291
  Gain on sale of subsidiary                                                    ---        24,832,353
                                                                        -----------       -----------

 (Loss) income before income taxes                                         (673,063)       21,871,832
 (Benefit) provision for income taxes                                      (242,303)        8,281,847
                                                                        -----------       -----------
Net (loss) income                                                       $  (430,760)      $13,589,985
                                                                        ===========       ===========

Net (loss) income per share:
  Basic                                                                      $(0.06)            $1.60
                                                                            =======             =====
  Diluted(1)                                                                    ---             $0.99
                                                                            =======             =====

Weighted average shares outstanding:
  Basic                                                                  10,729,262         8,335,381
                                                                        ===========       ===========
  Diluted(1)                                                                    ---        13,793,230
                                                                        ===========       ===========

(1) Diluted loss per share for the nine months ended March 31, 2000 is anti-dilutive.

              The accompanying notes are an integral part of these
                            consolidated statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 1999 AND THE
                  NINE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)

                               Preferred Stock         Common Stock     Additional      Treasury Stock
                               ---------------         ------------      Paid-in        --------------
                             Shares     Amount      Shares     Amount    Capital      Shares     Amount      Deficit        Total
                             ------     ------      ------     ------    -------      ------     ------      -------        -----
Balance, June 30, 1998       621,387  $6,213,870   8,419,094  $ 84,190  $22,546,331  (106,304)  ($11,250) ($20,509,373) $ 8,323,768

Common stock issued in
  connection with the
  conversion of Class C
  Preferred stock            (36,000)   (360,000)    360,000     3,600      356,400         -          -             -            -

Stock Options exercised            -           -     174,852     1,749       62,256         -          -             -       64,005

Cash dividends associated
  with the Class A, C and
  D Preferred Stock                -           -           -         -            -         -          -      (444,661)    (444,661)

Redemption of Class E
  Preferred Stock           (158,180) (1,581,800)          -         -            -         -          -             -   (1,581,800)

Purchase of Treasury               -           -           -         -            -  (733,551)  (643,685)            -     (643,685)

Additional Common Stock
  issued in connection with
  the acquisition of Target        -           -   1,077,992    10,779      (87,778)        -          -             -      (76,999)

Net income                         -           -           -         -            -         -          -    14,016,436   14,016,436
                             -------  ----------  ----------  --------  -----------  --------  ---------  ------------  -----------

Balance, June 30, 1999       427,207  $4,272,070  10,031,868  $100,318  $22,877,209  (839,855) ($654,935)  ($6,937,598) $19,657,064

Cash dividends associated
  with the Class A, C and
  D Preferred Stock                -           -           -         -            -         -          -      (246,699)    (246,699)

Common Stock issued in
  connection with the
  conversion of Class D
  Preferred Stock           (106,511) (1,065,110)  2,582,085    25,821    1,039,289         -          -             -            -

Purchase of Treasury Stock
  at cost                          -           -           -         -            -    (1,400)    (1,120)            -       (1,120)

Treasury Stock retired,
  at cost                          -           -           -         -      (11,250)  106,304     11,250             -            -

Net loss                           -           -           -         -            -         -          -      (430,760)    (430,760)
                             -------  ----------  ----------  --------  -----------  --------  ---------  ------------  -----------

Balance, March 31, 2000      320,696  $3,206,960  12,613,953  $126,139  $23,905,248  (734,951) ($644,805)  ($7,615,057) $18,978,485
                             =======  ==========  ==========  ========  ===========  ========  =========  ============  ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Nine Months Ended March 31,
                                                                                  ---------------------------
                                                                                    2000               1999
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $   (430,760)     $  13,589,985
Bad debt expense                                                                    342,785            185,285
Depreciation and amortization                                                       714,201            612,218
Gain on CAS sale                                                                        ---        (24,832,353)
Deferred income tax benefit                                                        (242,303)         7,031,367
Adjustments to reconcile net income to net cash used in operating activities-
   (Increase) decrease in accounts receivable                                    (3,867,176)         4,490,290
   (Increase) decrease in prepaid expenses and other current assets                  (6,506)           146,886
   (Increase) in other assets                                                        (2,000)          (115,007)
   Increase (decrease) in accounts payable and accrued expenses                     322,117         (4,070,557)
                                                                               ------------      -------------
         Net cash used in operating activities                                   (3,169,642)        (2,961,886)
                                                                               ------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (289,618)          (540,205)
Purchase of treasury stock                                                           (1,120)          (595,494)
Proceeds from CAS sale, net of closing costs                                            ---         25,762,397
                                                                               ------------      -------------
         Net cash (used in) provided by investing activities                       (290,738)        24,626,698
                                                                               ------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised                                                                 ---             64,005
Dividends paid                                                                     (360,486)          (339,361)
Net borrowing (repayment) from note payable to bank                               1,708,531         (6,678,822)
(Repayment) of long-term debt due to affiliates                                         ---         (7,332,426)
Repayment of long-term debt                                                         (10,500)           (37,500)
Repayment of revolving loan due to affiliate                                            ---           (905,913)
Payment of lease obligations                                                         91,050            (67,767)
                                                                               ------------      -------------
Net cash provided by (used in) financing activities:                              1,428,595        (15,297,484)
                                                                               ------------      -------------

         Net (decrease) increase in cash and cash equivalents                   ($2,031,785)        $6,367,328

CASH AND CASH EQUIVALENTS, beginning of the period                                7,881,595            879,797
                                                                               ------------      -------------

CASH AND CASH EQUIVALENTS, end of the period                                   $  5,849,810          7,247,125
                                                                               ============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                       $    253,241      $      73,758
Income taxes                                                                   $     18,036      $   1,208,429


        The accompanying notes are an integral part of these consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                 Six Months Ended December 31,
                                                                                 -----------------------------
                                                                                     1999              1998
                                                                                     ----              ----
TIA, Inc. conversion of 106,511 Class D Preferred Shares                         $  (1,065,110)           ---
Issuance of Common Stock for TIA, Inc. Conversion
of 106,511 Class D Preferred Shares                                              $      25,821            ---
Redemption of 158,180 Class E Preferred Shares                                   $         ---    $(1,581,800)
Conversion of 36,000 Class C Preferred Shares                                    $         ---    $  (360,000)
Issuance of Common Stock for Conversion of 36,000
  Class C Preferred Shares                                                       $         ---    $     3,600
Issuance of Common Stock for Stock Options Exercised                             $         ---    $     1,749



        The accompanying notes are an integral part of these consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 2000 and their consolidated results of operations and cash flows for the three and nine months ended March 31, 2000 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 1999.

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

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and nine months ended March 31, 2000 and 1999 is as follows:

                                                     Three Months Ended                      Nine Months Ended
                                                       March 31, 2000                         March 31, 2000
                                                       --------------                         --------------
                                                                             Income
                                       Income       Shares       Per Share   ------        Shares       Per Share
                                     (Numerator) (Denominator)    Amounts  (Numerator)  (Denominator)    Amounts
                                     ----------- -------------    -------  -----------  -------------    -------
Net earnings                        ($331,168)                             ($430,760)
Preferred stock dividends             (49,302)                              (246,700)
                                      --------                              ---------
BASIC EPS
Net earnings attributable to
common stock                        ($380,470)      11,879,002   ($0.03)   ($677,460)      10,729,262    ($0.06)
                                                                 ======                                  ======

EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                          4,376,454                              5,376,333
Stock options                                            6,426                                  6,426
Stock warrants                                               0                                      0
                                                     ---------                              ---------

DILUTED EPS(1)
Net earnings attributable to common
stock and assumed preferred
conversions and option exercies     ($380,470)      11,879,002   ($0.03)   ($677,460)      10,729,262    ($0.06)
                                     ========       ==========   ======    =========       ==========    ======

                                                     Three Months Ended                      Nine Months Ended
                                                       March 31, 1999                         March 31, 1999
                                                       --------------                         --------------
                                                                             Income
                                       Income       Shares       Per Share   ------        Shares       Per Share
                                     (Numerator) (Denominator)    Amounts  (Numerator)  (Denominator)    Amounts
                                     ----------- -------------    -------  -----------  -------------    -------
Net earnings                        ($565,438)                           $13,589,985
Preferred stock dividends             (48,760)                              (281,573)
BASIC EPS
Net earnings attributable to
common stock                        ($614,198)       8,298,624   ($0.07) $13,308,412        8,335,381     $1.60
                                                                 ------                                   =====

EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                          4,562,255                              5,304,886
Stock options                                           93,989                                152,963
Stock warrants                                               0                                      0
                                                     ---------                              ---------

DILUTED EPS(1)
Net earnings attributable to common
stock and assumed preferred
conversions and option exercises    ($614,198)       8,298,624   ($0.07) $13,589,985       13,793,230     $0.99
                                    ==========       =========   ======  ===========       ==========     =====

Options to purchase 450,000 and 470,000 shares of common stock for the three and nine months ended March 31, 2000 and 1999, respectively, were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

(1) No diluted EPS is presented for the three and nine months ended March 31, 2000 and the three months ended March 31, 1999, as the effect of dilutive securities would be anti-dilutive on loss per common share.




                                      -11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION  AND  RESULTS OF OPERATIONS
         -------------------------------------------------

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

         * Management believes that the results of the Company's operations for the nine months ended March 31, 2000 indicate that management's concentrated focus on Target's business together with the Company's available resources will enable the Company to achieve the intended growth. For the three and nine months ended March 31, 2000, Target's revenue increased by 48.4% and 89.5% to $20,553,649 and $64,488,698, respectively, over the prior year's corresponding periods. While gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) decreased to 32.7% and 31.1% from 32.9% and 33.7% from the three and nine months ended March 31, 2000, respectively, the decrease is primarily a result of lower gross profit margins for Target's international air import freight movement. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and

                                      -12
exclusive forwarders (previously referred to as independent agents) and reducing fixed selling, general and administrative costs to improve the Company's net income.

RESULTS OF OPERATIONS

         The following discussion relates to the results of operation of the Company for the three and nine month periods ended March 31, 2000, compared to results of operation for the three and nine month periods ended March 31, 2000.

Three Months ended March 31, 2000 and 1999
------------------------------------------

         Operating Revenue. Operating revenue increased to $20.6 million for the three months ended March 31, 2000 from $13.9 million for the three months ended March 31, 1999, a 48.4% increase, due to increased freight volume.

         Cost of Transportation. Cost of transportation was 67.3% of operating revenue for the three months ended March 31, 2000, and 67.1% of operating revenue for the three months ended March 31, 1999. This increase is due to an increase in the Target subsidiary's cost of transportation as a percentage of sales, primarily a result of higher cost of transportation for Target's international air import freight movement.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the three months ended March 31, 2000 decreased to 32.7% of operating revenue from 32.9% of operating revenue for the three months ended March 31, 1999.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 35.0% of operating revenue for the three months ended March 31, 2000, from 39.8% of operating revenue for the three months ended March 31, 1999. This decrease was primarily due to (i) lower selling, general and administrative expenses as a percentage of sales within the Company's Target subsidiary partially offset by an increase in exclusive forwarder commission expense due to the Company's addition of new exclusive forwarders; and (ii) the elimination of CAS expenses as a result of the CAS Sale.

         Within the Company's Target subsidiary, selling, general and administrative expenses (excluding exclusive forwarder commission expense) were 17.8% of operating revenue for the three months ended March 31, 2000 and 22.7% for the period ended March 31, 1999, a 21.6% decrease. This decrease was primarily due to operating revenue growth without a corresponding increase in fixed selling, general and administrative expenses. Exclusive forwarder commission expense was 15.3% of operating revenue for the three months ended March 31, 2000 and 13.7% for the period ended March 31, 1999. This increase is due to the Company's addition of new exclusive forwarders.

         Net Income. The Company realized a net loss of ($331,168) for the three months ended March 31, 2000, compared to a net loss of ($565,438) for the three months ended March 31, 1999.

Nine months ended March 31, 2000 and 1999
-----------------------------------------

         Operating Revenue. Operating revenue increased to $64.5 million for the nine months ended March 31, 2000 from $35.6 million for the nine months ended March 31, 1999, a 81.1% increase. The prior year includes 12 days of CAS operating revenues due to the CAS Sale on July 13, 1998. Within the operations of the Company's Target subsidiary operating revenue increased by 89.5% to $64,488,698 for the nine months ended March 31, 2000 from $34,038,634 for the corresponding 1999 period, a $30,450,064 increase due to increased freight volume.

         Cost of Transportation. Cost of transportation was 68.9% of operating revenue for the nine months ended March 31, 2000, and 67.2% of operating revenue for the nine months ended March 31, 1999. This increase is due to an increase in the Target subsidiary's cost of transportation as a percentage of sales. The Company's Target subsidiary's cost of transportation as a percentage of sales has increased to 68.9% for the current period from 66.3% for the prior year, primarily a result of higher cost of transportation for Target's international air import freight movement.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the nine months ended March 31, 2000 decreased to 31.1% of operating revenue from 32.8% of operating revenue for the nine months ended March 31, 1999. Within the Company's Target subsidiary, gross profit margin decreased to 31.1% from 33.7% for the nine months ended March 31, 2000 and 1999, respectively.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 32.1% of operating revenue for the nine months ended March 31, 2000, from 42.1% of operating revenue for the nine months ended March 31, 1999. This decrease was primarily due to (i) lower selling, general and administrative expenses as a percentage of sales within the Company's Target subsidiary partially offset by an increase in exclusive forwarder commission expense due to the Company's addition of new exclusive forwarders; and (ii) the elimination of CAS expenses as a result of the CAS Sale.

         Within the Company's Target subsidiary, selling, general and administrative expenses (excluding exclusive forwarder commission expense) were 15.8% of operating revenue for the nine months ended March 31, 2000 and 26.4% for the period ended March 31, 1999, a 40.2% decrease. This decrease was primarily due to operating revenue growth without a corresponding increase in fixed selling, general and administrative expenses. Exclusive forwarder commission expense was 14.5% of operating revenue for the nine months ended March 31, 2000 and 10.5% for the period ended March 31, 1999. This increase is due to the Company's addition of new exclusive forwarders.

         Net Income. The Company realized a net loss of ($430,760) for the nine months ended March 31, 2000, compared to a net income of $13,589,985 for the nine months ended March 31, 1999. The 1999 results included a $16.6 million gain (net of tax) arising from the CAS Sale, which closed on July 13, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         General. During the nine months ended March 31, 2000, net cash used in operating activities was $3,170,000. Cash used in investing activities was $291,000. Cash provided by financing activities was $1,429,000, which primarily consisted of borrowings under the Company's accounts receivable financing facility.

         Currently, approximately $1.7 million of the Company's outstanding accounts payable represent unsecured trade payables of the Company's closed Amertranz subsidiary.

         Capital expenditures. Capital expenditures for the nine months ended March 31, 2000 were $289,618.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and cash on hand. As of March 31, 2000, the Company had $1,629,000 available under its $10 million accounts receivable financing facility and approximately $5,849,810 from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and competition, none of which can be predicted with certainty.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits:

Exhibit No.
-----------

3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2      By-Laws of Registrant, as amended (incorporated by reference to Exhibit
         3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)
4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
4.3 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)
10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to
         Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1999, File No. 0-29754)
10.3 Shadow Warrant entered into in connection with the GMAC Facility Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No.0-29754)
10.4 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to
         Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)
10.5(P)  Lease Agreement for Los Angeles Facility (incorporated by reference to
         Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
27       Financial Data Schedule

(b)      Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2000                      TARGET LOGISTICS, INC.
                                                  Registrant


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