Form 10-K
period 2000-06-30
TARGET LOGISTICS INC
filed 2000-09-28
CIK 1009480

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to ------------ ----------------.

                        Commission file number: 0-29754

                             TARGET LOGISTICS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              11-3309110
---------------------------------                        -----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                          Identification No.)

112 East 25th Street, Baltimore, Maryland                        21218
-----------------------------------------                -----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (410) 338-0127

           Securities registered pursuant to Section 12(b) of the Act:

Title of Class                         Name of Each Exchange on Which Registered
     None                                               None
--------------                                   ------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.01 par value
                   Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 2000 was $1,599,986.

The number of shares of common stock outstanding as of September 20, 2000 was 11,879,002

                      DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 2000 Annual Meeting of Shareholders (to be filed).

                             TARGET LOGISTICS, INC.
                        2000 ANNUAL REPORT ON FORM 10-K

                               Table of Contents


                                                                            Page

                                     PART I


Item 1.    Business                                                           3
Item 2.    Properties                                                         5

Item 3.    Legal Proceedings                                                  5
Item 4.    Submission of Matters to a Vote of Security Holders                5

Executive Officers of the Registrant                                          6


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                7
Item 6.    Selected Financial Data                                            8
Item 7.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                               8
Item 7A.   Quantitative and Qualitative Disclosures About Market Risks       11
Item 8.    Financial Statements and Supplementary Data                       11
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                           11

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                12
Item 11.   Executive Compensation                                            12
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                  12
Item 13.   Certain Relationships and Related Transactions                    12


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                       13

                                     PART I
                                     ------

ITEM 1.   BUSINESS
          --------

Background
----------

          Target Logistics, Inc., formerly, Amertranz Worldwide Holding Corp., ("Company") provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Logistic Services, Inc. (formerly, Target Airfreight, Inc.) ("Target"). Prior to July 13, 1998, the Company also provided services through its wholly-owned subsidiary, Caribbean Air Services, Inc. ("CAS"). The Company has a network of offices in 29 cities throughout the United States.

         The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970. In May 1997, the Company acquired (by merger into the Company's Target subsidiary) Target Air Freight, Inc., a Los Angeles-based freight forwarder. As a result, Target became a wholly-owned subsidiary of the Company.

         On July 13, 1998, the Company's CAS subsidiary sold substantially all of its operating assets to Geologistics Air Services, Inc. an indirect wholly owned subsidiary of Geologistics Corporation ("Geologistics") for $27 million in cash (the "CAS Sale"), pursuant to the terms of an Asset Purchase Agreement dated June 15, 1998.

         Following the CAS Sale, the Company operates through its wholly-owned subsidiary, Target. On November 30, 1998, the Company changed its name to "Target Logistics, Inc."

Description of Business
-----------------------

          The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shipper's location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds and generally requiring second-day delivery. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 29 cities throughout the United States, including exclusive agency relationships in 17 cities. The Company has international freight forwarding operations consisting of strategic relationships in over 20 countries including share ownership in its exclusive agents in China, Hong Kong, Philippines and Singapore. The Company has developed an expertise in material supply logistics to manufacturing concerns, and expanded its facilities and capabilities to accommodate rapid growth in this specialty. Currently, the Company maintains material supply warehouses in Los Angeles and El Paso, and through its agents in Wuxi/China, Penang/Malaysia, and Singapore. Current trends in electronic manufacturing show that this area will continue to grow rapidly worldwide and the Company has established an excellent reputation as a supply chain specialist.

Operations
----------

          Movement of Freight. The Company does not own any airplanes or significant trucking equipment and relies on independent contractors for the movement of its cargo. The Company utilizes its expertise to provide forwarding services that are tailored to meet customer requirements. It arranges for transportation of customers' shipments via commercial airlines, air cargo carriers, steamship lines, and, if delivery schedules permit, the Company makes use of lower cost inter-city truck transportation services. The Company selects the carrier for particular shipments on the basis of cost, delivery time and available cargo capacity. Through the Company's advanced data processing system, it can provide, at no additional cost to the customer, value-added services such as electronic data interchange, computer based shipping and tracking systems and customized computer generated reports. Additionally, the Company provides cargo assembly and warehousing services.

          The rates charged by the Company to its customers are based on destination, shipment weight and required delivery time. The Company offers graduated discounts for shipments with later scheduled delivery times and rates generally decrease in inverse proportion to the increasing weight of shipments. Due to the high volume of freight controlled by the Company, it is able to obtain favorable contract rates from carriers and is often able to book freight space at times when available space is limited. When possible, the Company consolidates different customers' shipments to reduce its cost of transportation.

         Information Systems. An important component of the Company's business strategy is to provide accurate and timely information to its management and customers. Accordingly, the Company has invested, and will continue to invest, substantial management and financial resources in developing these information systems.

         The Company leases two HP 9000 mainframe computers and has a proprietary freight forwarding software system which the Company has named "TRACS". TRACS is an integrated freight forwarding and financial management data processing system. It provides the Company with the information needed to manage its sourcing and distribution activities through either printed or electronic medium. Specifically, the TRACS system permits the Company to track the flow of a particular shipment from the point of origin through the transportation process to the point of delivery. The Company intends to continuously upgrade TRACS to enhance its ability to maintain a competitive advantage.

         International Operations. The Company's international operations consist of air and ocean freight movements imported to and exported from the Company's Target subsidiaries network of offices in the United States. During the fiscal year ended June 30, 2000, the Company's international freight forwarding accounted for 33.3% of the Company's operating revenue.

Customers and Marketing
-----------------------

         The Company's principal customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, computer software and wearing apparel. As of June 30, 2000, the Company had approximately 3,300 accounts.

         The Company markets its services through an organization of approximately 12 full-time salespersons and 28 independent sales agents supported by the sales efforts of senior management, and the operations staff in the Company's offices. The Company strongly promotes team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. The Company staffs each office with operational employees to provide support for the sales team, develop frequent contact with the customer's traffic department, and maintain customer service. The Company believes that it is important to maintain frequent contact with its customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

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

          There is intense competition within the freight forwarding industry. While the industry is highly fragmented, the Company most often competes with a relatively small number of forwarders who have nationwide networks and the capability to provide a full range of services similar to those offered by the Company. These include EGL, Inc., Pilot Air Freight, Inc., and Geologistics Americas, Inc. There is also competition from passenger and cargo air carriers and trucking companies. On the international side of the business, the Company competes with forwarders that have a predominantly international focus, such as Fritz Companies, Inc., Air Express International Corporation and Circle
International Group, Inc. All of these companies, as well as many other competitors, have substantially greater facilities, resources and financial capabilities than those of the Company. The Company also faces competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers.

Employees
---------

         The Company and its subsidiaries had approximately 195 full-time employees as of June 30, 2000. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relations with its employees to be good.

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


ITEM 2.  PROPERTIES
         ----------

         As of June 30, 2000, the Company leased terminal facilities consisting of office and warehouse space in 12 cities located in the United States, and also utilized 17 offices operated by exclusive agents. The Company's facilities range in size from approximately 1,000 square feet to approximately 100,000 square feet and consist of offices and warehouses with loading bays. All of such properties are leased from third parties. The Company's headquarters are located in Baltimore, Maryland, and its principal warehouse facility is located in Los Angeles, California, and consists of approximately 100,000 square feet of floor space leased pursuant to the terms of a lease which expires in July 2002. Management believes that its current facilities are underutilized and are more than sufficient for its planned growth.

The Company has an additional 11 terminal facilities in the following locations:

       Atlanta, Georgia                   Houston, Texas
       Charlotte, North Carolina          Miami, Florida
       Chicago, Illinois                  Newark, New Jersey
       Dallas, Texas                      New York, New York
       El Paso, Texas                     Seattle, Washington
       Greensboro, North Carolina


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         There are no material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

         The following is a listing of the executive officers of the Company as of June 30, 2000. There are no family relationships between any Directors and Officers of the Company.

NAME                              AGE     POSITION
----                              ---     --------

Stuart Hettleman.................. 50     President and Chief Executive
                                          Officer

Philip J. Dubato.................. 44     Vice President, Chief Financial
                                          Officer and Secretary

Christopher Coppersmith........... 50     President and Chief Executive Officer,
                                          Target Logistic Services, Inc.

STUART HETTLEMAN has been President, Chief Executive Officer and a director of the Company and a director and Executive Vice President of CAS, since February 7, 1996, and a director and Chairman of Target since May 8, 1997. Mr. Hettleman is also an executive officer of several of the Company's predecessors. Specifically, he has been Vice President since 1990, and is currently the Executive Vice President, of TIA, Inc.; and has been Vice President since 1991, and is currently Executive Vice President, of Caribbean Freight System, Inc.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

         Prior to December 4, 1998, the Company's common stock, $.01 par value (the "Common Stock") and Redeemable Common Stock Purchase Warrants (the "Warrants") were traded on the Over-The-Counter (OTC) market under the symbols AMTZ and AMTZW, respectively. Since December 4, 1998, as a result of the name change, the Common Stock and the Warrants have been traded on the OTC market under the symbols TARG and TARGW, respectively.

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

                                             COMMON STOCK                     WARRANTS


   Fiscal Year Ended June 30, 1999
   First Quarter                          High    -    1 7/8              High    -   1/8
                                          Low     -    11/16              Low     -   3/100

   Second Quarter                         High    -    1 7/8              High    -   2/25
                                          Low     -    1/2                Low     -   1/100

   Third Quarter                          High    -    1 5/8              High    -   1/10
                                          Low     -    9/16               Low     -   1/100

   Fourth Quarter                         High    -    1 1/8              High    -   1/16
                                          Low     -    35/50              Low     -   1/50

   Fiscal Year Ended June 30, 2000
   First Quarter                          High    -    7/8                High    -   1/25
                                          Low     -    3/50               Low     -   0

   Second Quarter                         High    -    7/10               High    -   1/50
                                          Low     -    45/100             Low     -   0

   Third Quarter                          High    -    7/8                High    -   1/25
                                          Low     -    1/2                Low     -   0

   Fourth Quarter                         High    -    13/16              High    -   1/50
                                          Low     -    13/32              Low     -   0


          On September 20, 2000 there were 756 shareholders of record of the Company's Common Stock and 649 holders of record of the Company's Warrants. The closing price of the Common Stock on that date was $0.37 per share. The closing price of the Warrants on that date was $0.005 per Warrant.

 ITEM 6. SELECTED FINANCIAL DATA
         -----------------------

                             TARGET LOGISTICS, INC.
                     (in thousands, except per share data)

                                                 Six Months
                                                Ended June 30                    Year Ended June 30,
                                               ---------------- ------------------------------------------------------
                                                    1996           1997          1998         1999          2000

Statement  of Operations Data:

    Operating Revenue                          $   27,446       $ 75,352    $   97,784    $  51,720    $   84,088
    Cost of transportation                         20,961         56,884        73,599       34,790        56,949
                                                   ------         ------        ------       ------        ------
    Gross profit                                    6,485         18,468        24,185       16,930        27,139
    Selling, general & administrative
      expenses                                      8,772         24,300        23,012       21,304        28,183
    Restructuring charge                                -         (3,407)            -            -             -
    Operating income (loss)                    $   (2,288)      $ (9,239)   $    1,173    $  (4,374)   $   (1,044)
    Gain on sale of subsidiary                          -              -             -       24,832             -
    Net income (loss)                          $   (6,397)      $(10,508)   $    7,404    $  14,016    $   (1,197)
    Net income (loss) per common share         $    (1.84)      $  (1.74)   $     0.90    $    1.63    $    (0.14)

Balance Sheet Data:

    Total assets                               $   22,740       $ 29,821    $   38,547    $  34,932    $   36,669
    Working capital (deficit)                     (13,937)       (12,541)       (2,340)       5,717         4,735
    Current liabilities                            22,470         27,158        26,085       15,251        18,474
    Long-term indebtedness                          8,018          4,094         4,138           24            92
    Shareholders' equity (deficit)             $   (7,749)      $ (1,430)   $    8,324    $  19,657    $   18,102


ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
         ------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     This Annual Report on Form 10-K contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company's historic losses and ability to achieve operating profitability, (ii) the Company's ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (iii) competitive practices in the industries in which the Company competes, (iv) the Company's dependence on current management, (v) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular, (vi) general economic conditions, and (vii) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

Overview
--------

          The Company generated operating revenues of $84.1 million, $51.7 million, and $97.8 million, and had a net loss of $1,197,000 and a net profit of $14.0 million and $7.4 million for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. The fiscal year 1999 results include a $16.6 million gain (net of tax) arising from the CAS Sale which closed on July 13, 1998, and the fiscal year 1998 results include a $7.6 million net income tax benefit arising from the CAS Sale.

          The Company had (losses) earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately ($55,000), $22.0 million, and $2.6 million, for the fiscal years ended June 30, 2000, 1999, and 1998, respectively. (As stated above, the fiscal 1999 and 1998 results include gains and benefits arising from the CAS Sale.) EBITDA, like operating income, does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. The Company excludes all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company's results, it is not intended to replace any presentation included in the Company's consolidated financial statements.

        * In the fall of 1997, the Company determined that it would be in the best interests of the Company and its shareholders to deleverage the Company's balance sheet and create the cash resources needed to grow the Company's freight forwarding and logistics business. While the Company's CAS subsidiary has been historically profitable, management determined that this strategy can best be accomplished by the sale of the operations of its CAS subsidiary. On July 13, 1998, the Company's CAS subsidiary sold substantially all of its operating assets to a subsidiary of Geologistics Corporation for $27 million in cash pursuant to the terms of an Asset Purchase Agreement dated June 15, 1998. As a result of the CAS Sale, the Company deleveraged its balance sheet by repaying approximately $15 million in outstanding liabilities and obtained required working capital to take advantage of growth opportunities available to the Company's Target subsidiary. These opportunities include improved vendor pricing and attracting quality personnel and agents on a world-wide basis, which the Company believes will drive its future profitability. In addition, the Company may consider strategic acquisitions. There can be no assurance that this strategy to increase profitability will be successful.

          * Management believes that the results of the Company's operations for the fiscal year ended June 30, 2000 indicate that management's concentrated focus on Target's business together with the Company's available resources will enable the Company to achieve the intended growth. For the year ended June 30, 2000, Target's revenue increased by 67.7% to $84,088,195. While Target's gross profit margin (i.e., gross operating revenue less cost of transportation expressed as a percentage of gross operating revenue) decreased to 32.3% from 33.3% from the corresponding period of 1999, this decrease is primarily a result of higher fuel costs and lower gross profit margins for Target's international air import freight movement. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and exclusive forwarders (previously referred to as independent agents) and reducing fixed selling, general and administrative costs to restore the Company's net income.

Results of Operations
---------------------

Years ended June 30, 2000 and 1999

         Operating Revenue. Operating revenue increased to $84.1 million for the year ended June 30, 2000 from $51.7 million for the year ended June 30, 1999, a 62.6% increase. The prior year includes 12 days of CAS operating revenues due to the CAS Sale on July 13, 1998. Within the operations of the Company's Target subsidiary operating revenue increased by 67.7% to $84,088,195 for the year ended June 30, 2000 from $50,156,285 for the corresponding 1999 period, a $33,931,910 increase due to increased freight volume. Also within the company's Target subsidiary, domestic and international revenue increased by 81% to $56,093,399 and by 46% to $27,994,796 for the year ended June 30, 2000 from
$30,958,528 and $19,197,757 for the year ended June 30, 1999, respectively.

         Cost of Transportation. Cost of transportation was 67.7% of operating revenue for the year ended June 30, 2000, and 67.3% of operating revenue for the year ended June 30, 1999. This increase is due to an increase in the Target subsidiary's cost of transportation as a percentage of sales. The Company's Target subsidiary's cost of transportation as a percentage of sales has increased to 67.7% for the current period from 66.7% for the prior year, primarily a result of (i) higher fuel costs, and (ii) a higher cost of transportation for Target's international air import freight movement.

         Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the year ended June 30, 2000 decreased to 32.3% of operating revenue from 32.7% of operating revenue for the year ended June 30, 1999. Within the Company's Target subsidiary, gross profit margin decreased to 32.3% from 33.3% for the year ended June 30, 2000 and 1999, respectively.

         Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to 33.5% of operating revenue for the year ended June 30, 2000, from 41.2% of operating revenue for the year ended June 30,

1999. This decrease was primarily due to (i) lower selling general and administrative expenses as a percentage of sales within the Company's Target subsidiary partially offset by an increase in exclusive forwarder commission expense due to the Company's addition of new exclusive forwarders; and (ii) the elimination of CAS expenses as a result of the CAS Sale.

         Within the Company's Target subsidiary, selling, general and administrative expenses (excluding exclusive forwarder commission expense) were 16.3% of operating revenue for the year ended June 30, 2000 and 24.8% for the year ended June 30, 1999, a 34.2% decrease. This decrease was primarily due to operating revenue growth without a corresponding increase in fixed selling, general and administrative expenses. Exclusive forwarder commission expense was 15.2% of operating revenue for the year ended June 30, 2000 and 11.8% for the year ended June 30, 1999. This increase is due to the Company's addition of new exclusive forwarders.

         Net Income. The Company realized a net loss of ($1,196,605) for the year ended June 30, 2000, compared to a net income of $14,016,436 for the year ended June 30, 1999. The 1999 results included a $16.6 million gain (net of tax) arising from the CAS Sale, which closed on July 13, 1998.

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

Liquidity and Capital Resources
-------------------------------

         General. During the year ended June 30, 2000, net cash used in operating activities was $4,309,612. Cash used in investing activities was $435,787. Cash provided by financing activities was $2,918,908, which primarily consisted of borrowings under the Company's accounts receivable financing facility.

         Currently, approximately $1.5 million of the Company's outstanding accounts payable represent unsecured trade payables of closed subsidiaries.

         Capital expenditures. Capital expenditures for the fiscal year ended June 30, 2000 were $435,787.

         GMAC Facility. During the year ended June 30, 2000, the Company's Target subsidiary maintained a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interest rate of the GMAC Facility is prime plus 2%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of June 30, 2000, there were outstanding borrowings of $4,636,821 under the GMAC Facility which represented 74% of the amount available thereunder, and the amount available for borrowing under the GMAC Facility was approximately $6,241,000.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and funds remaining from the CAS Sale. As of June 30, 2000, the Company had $1,603,993 available under its $10 million accounts receivable financing facility and approximately $6,055,000 from operations and remaining proceeds from the CAS Sale. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the long and short terms. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and, competition, none of which can be predicted with certainty.

Inflation
---------

         The Company does not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on its operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          The Company's principal financial instrument is long-term debt under the GMAC Facility which provides for interest at the prime rate plus 2%. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under the GMAC Facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 2000, an aggregate principal amount of $4,636,821 was outstanding under the GMAC Facility bearing interest at an annual rate of 11.5%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, the Company would pay or save, respectively, an additional $23,184 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 14(a) of this Annual Report.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         -----------------------------------------------------------
         AND FINANCIAL DISCLOSURES
         -------------------------

         None

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The information with respect to the identity and business experience of the directors of the Company and their remuneration in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2000 Annual Meeting of Shareholders, is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2000 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2000 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2000 Annual Meeting of Shareholders.

                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         -----------------------------------------------------------------

(a)  1.  Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                    F-1
Consolidated Balance Sheets as of June 30, 2000 and 1999                    F-2
Consolidated Statements of Operations for the Years Ended
  June 30, 2000, 1999, and 1998                                             F-3
Consolidated Statements of Shareholders' Deficit for the Years Ended
  June 30, 2000, 1999, and 1998                                             F-4
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2000, 1999, and 1998                                             F-6
Notes to Consolidated Financial Statements                                  F-8

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

4.4 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)

4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)

4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)

4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)

10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)

10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement")

10.3 Loan and Security Agreement dated October 25, 1995 between Amertranz Worldwide, Inc. and TIA, Inc., as amended January 24, 1996 (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

10.4 Form of Amended and Restated Promissory Note of Amertranz Worldwide, Inc. payable to TIA, Inc. in principal amount of $800,000 (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

10.5 Revolving Credit Promissory Note dated February 7, 1996 of Caribbean Air Services, Inc. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $4,000,000 (incorporated by reference to Exhibit
     10.9 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

10.6 Promissory Note dated February 7, 1996 of Amertranz Worldwide Holding Corp. payable to TIA, Inc. and Caribbean Freight System, Inc. in the principal amount of $10,000,000 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)

10.7 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to Exhibit
     10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)

10.8 Addendum to Employment Agreement effective June 24, 1999 between Target Logistics, Inc. and Stuart Hettleman

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

23   Consent of Arthur Andersen LLP

27   Financial Data Schedule


(b)      Reports on Form 8-K
         -------------------

         None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                            TARGET LOGISTICS, INC.



Date:  September 28, 2000                   By:    /s/ Stuart Hettleman
                                               ---------------------------------
                                               Stuart Hettleman
                                               President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                      Title                         Date
---------                      -----                         ----


/s/ Stuart Hettleman           President, Chief Executive    September 28, 2000
---------------------------    Officer and Director
Stuart Hettleman


/s/ Michael Barsa              Director                      September 28, 2000
---------------------------
Michael Barsa


/s/ Brian K. Coventry          Director                      September 28, 2000
---------------------------
Brian K. Coventry


                               Director                      September __, 2000
---------------------------
Christopher Coppersmith


/s/ Philip J. Dubato           Vice President, Chief         September 28, 2000
---------------------------    Financial Officer,
Philip J. Dubato               Principal Accounting Officer
                               and Director

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Target Logistics, Inc. (formerly Amertranz Worldwide Holding Corp.):

We have audited the accompanying consolidated balance sheets of Target Logistics, Inc. (formerly Amertranz Worldwide Holding Corp.), (a Delaware corporation), and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended June 30, 2000, 1999, and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Target Logistics, Inc. and subsidiaries as of June 30, 2000, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States applied on a consistent basis.

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


                                            ARTHUR ANDERSEN LLP


New York, New York
September 6, 2000

                             TARGET LOGISTICS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                        June 30, 2000      June 30, 1999
                                                                                   -------------      -------------
CURRENT ASSETS:

Cash and cash equivalents                                                           $ 6,055,104         $7,881,595
Accounts receivable, net of allowance for doubtful accounts of
   $1,630,768 and $1,318,109, respectively                                           15,149,824         10,853,316
Deferred income taxes (Note 9)                                                        1,972,411          2,080,105
Prepaid expenses and other current assets                                                32,361            152,940
                                                                                     ----------         ----------
                                 Total current assets                                23,209,700         20,967,956
PROPERTY AND EQUIPMENT, NET (Note 4)                                                    575,186            473,398
OTHER ASSETS                                                                            268,615            278,382
DEFERRED INCOME TAXES (Note 9)                                                          183,694            184,895
GOODWILL, net of accumulated amortization of $2,523,371
   and $1,927,504, respectively (Note 3)                                             12,431,652         13,027,520
                                                                                    -----------         ----------
                                 Total assets                                       $36,668,847         34,932,151
                                                                                    ===========         ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                    $ 3,908,883         $4,413,792
Accrued expenses                                                                      2,030,224          2,360,211
Accrued transportation expenses                                                       7,614,884          6,745,613
Reserve for restructuring                                                                     -             21,567
Note payable to bank (Note 5)                                                         4,636,821          1,349,978
Current portion of long-term debt (Note 5)                                                    -             10,500
Dividends payable                                                                       116,064            168,680
Taxes payable                                                                            78,830             77,245
Lease obligation - current portion (Note 7)                                             103,385             88,600
                                                                                    -----------         ----------
                                 Total current liabilities                           18,474,306         15,250,971
LEASE OBLIGATION -- LONG TERM (Note 7)                                                   92,374             24,116
                                                                                    -----------        -----------
                                 Total liabilities                                  $18,566,680        $15,275,087
                                                                                    -----------        -----------

COMMITMENT AND CONTINGENCIES (Note 7)

SHAREHOLDERS EQUITY (Note 6):
Preferred Stock, $10 par value; 2,500,00 shares authorized,
   320,696 and 427,207 shares issued and outstanding, respectively                    3,206,960          4,272,070
Common Stock, $.01 par value; 30,000,000 shares authorized,
   12,613,953 and 10,031,868 shares issued and outstanding,
   respectively                                                                         126,139            100,318
Paid-in capital                                                                      23,905,248         22,877,209
Accumulated deficit                                                                  (8,491,375)        (6,937,598)
Less:  Treasury stock, 734,951 and 839,855 shares held at cost, respectively           (644,805)          (654,935)
                                                                                    -----------        -----------
                                 Total shareholders' equity                          18,102,167         19,657,064
                                                                                    -----------        -----------
                                 Total liabilities and shareholders' equity         $36,668,847        $34,932,151
                                                                                    ===========        ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                              TARGET LOGISTICS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended           Year Ended           Year Ended
                                                          June 30, 2000         June 30, 1999        June 30, 1998
                                                          -------------         -------------        -------------

OPERATING REVENUES:
Operating revenues - Target subsidiary                      $84,088,195           $50,156,285          $43,351,754
Operating revenues - Caribbean subsidiary                             -             1,563,298           54,432,657
                                                            -----------           -----------          -----------
  Operating revenues                                         84,088,195            51,719,583           97,784,411

COST OF TRANSPORTATION:
Cost of transportation - Target subsidiary                   56,948,811            33,431,246           30,670,189
Cost of transportation - Caribbean subsidiary                         -             1,358,031           42,928,749
                                                             ----------            ----------           ----------
  Cost of transportation                                     56,948,811            34,789,277           73,598,938

GROSS PROFIT:
Gross profit - Target subsidiary                             27,139,384            16,725,039           12,681,565
Gross profit - Caribbean subsidiary                                   -               205,267           11,503,908
                                                             ----------            ----------           ----------
  Gross profit                                               27,139,384            16,930,306           24,185,473

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
("SG&A"):
SG&A - Target subsidiary                                     13,692,166            12,454,287           11,444,841
SG&A - Target subsidiary
(Exclusive forwarder commissions)                            12,803,075             5,929,533            3,078,945
SG&A - Caribbean subsidiary                                           -               595,338            6,270,882
SG&A - Corporate                                                698,635             1,491,598            1,085,513
Depreciation and amortization                                   989,205               833,268            1,131,994
                                                             ----------            ----------           ----------
  Selling, general and administrative expenses               28,183,081            21,304,024           23,012,175

Operating (loss) income                                      (1,043,697)           (4,373,718)           1,173,298

OTHER INCOME (EXPENSE):
Interest (expense) income                                       (44,013)              291,510           (1,645,902)
Other income                                                          -               119,291              214,112
Gain on sale of subsidiary                                            -            24,832,353                    -
                                                             ----------            ----------           ----------

(Loss) income before income taxes                            (1,087,710)           20,869,436             (258,492)
Provision (benefit) for income taxes (Note 9)                   108,895             6,853,000           (7,662,135)
                                                            -----------           -----------           ----------
Net (loss) income                                           $(1,196,605)          $14,016,436           $7,403,643
                                                            ===========           ===========           ==========

Net (loss) income per share:
  Basic                                                         $(0.14)                 $1.63                $0.90
                                                                ======                  =====                =====
  Diluted                                                       $(0.14)                 $0.99                $0.55
                                                                ======                  =====                =====

Weighted average shares outstanding:
  Basic                                                     11,015,126              8,351,386            7,949,705
                                                            ==========             ==========           ==========
  Diluted                                                            -             14,121,246           13,468,964
                                                            ==========             ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             TARGET LOGISTICS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                   Preferred Stock      Common Stock    Additional    Treasury Stock
                                   ---------------      ------------      Paid-In     --------------     Accumulated
                                  Shares    Amount    Shares    Amount    Capital    Shares      Amount    Deficit         Total
                                  ------    ------    ------    ------    -------    ------      ------    -------         -----
Balance June 30, 1997            498,000 $4,980,000  6,826,504 $68,265  $20,972,256 (106,304)   $(11,250) $(27,439,695) $(1,430,424)

Additional costs associated
  with the Private Placement           -          -          -       -            -        -           -       (34,908)     (34,908)

Common stock issued in connection
  with the conversion of Class A
  Preferred Stock               (110,250)(1,102,500) 1,102,500  11,025    1,091,475        -           -             -            -

Stock options exercised                -          -     52,590     525         (525)       -           -             -            -

Preferred stock issued for
  repayment of secured long-term
  debt of Amertranz Worldwide,
  Inc.                           100,000  1,000,000          -       -            -        -           -             -    1,000,000

Preferred stock issued for purchase
  of $1,581,800 of trade debt of
  Amertranz Worldwide, Inc.      158,180  1,581,800          -       -            -        -           -             -    1,581,800

Common stock issued in connection
  with the conversion of Class B
  Preferred Stock                (20,000)  (200,000)   200,000   2,000      198,000        -           -             -            -

Common stock issued in connection
  with the conversion of Class C
  Preferred Stock                (23,750)  (237,500)   237,500   2,375      235,125        -           -             -            -

Preferred stock dividends
  associated with the Class A
  Preferred Stock12,696          126,960          -          -       -            -        -    (126,960)            -

Preferred stock dividends
  associated with the Class D
  Preferred Stock 6,511           65,110          -          -       -            -        -     (65,110)            -

Cash dividends associated with
  the Class C Preferred Stock          -          -          -       -            -        -           -      (246,343)   (246,343)

Warrants issued in connection with
  the sale of the assets of CAS        -          -          -       -       50,000        -           -             -      50,000

Net income                             -          -          -       -            -        -           -     7,403,643   7,403,643
                                -------- ----------  --------- -------  -----------  -------    --------  ------------  ----------

Balance, June 30, 1998           621,387 $6,213,870  8,419,094 $84,190  $22,546,331 (106,304)   $(11,250) $(20,509,373) $8,323,768


       The accompanying notes are an integral part of these consolidated financial statements.


                             TARGET LOGISTICS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998 -- (Continued)


                                                                        Additional
                                   Preferred Stock      Common Stock     Paid-In       Treasury Stock       Accumulated
                                   ---------------      ------------                   --------------
                                  Shares    Amount    Shares    Amount    Capital     Shares      Amount      Deficit        Total
                                  ------    ------    ------    ------    -------     ------      ------      -------        -----


Common stock issued in connection
 with the conversion of Class C
 Preferred Stock                 (36,000)  (360,000)   360,000    3,600     356,400        -           -             -           -

Stock Options exercised                -          -    174,852    1,749      62,256        -           -             -      64,005

Cash dividends associated with the
 Class A, C and D Preferred Stock      -          -          -        -           -        -           -      (444,661)   (444,661)

Redemption of Class E
 Preferred Stock                (158,180)(1,581,800)         -        -           -        -           -             -  (1,581,800)

Purchase of Treasury Stock,
  at cost                              -          -          -        -           - (733,551)   (643,685)            -    (643,685)

Additional Common Stock issued
 in connection with the
 acquisition of Target                 -          -  1,077,922   10,779     (87,778)       -           -             -     (76,999)

Net income                             -          -          -        -           -        -  14,016,436    14,016,436
                                --------  --------- ---------- -------- ----------- --------  ----------   ----------- -----------

Balance, June 30, 1999           427,207 $4,272,070 10,031,868 $100,318 $22,877,209 (839,855)  $(654,935)  $(6,937,598)$19,657,064

Cash dividends associated with
the Class A, C and D Preferred
Stock                                  -          -          -        -           -        -           -      (357,172)   (357,172)

Common Stock issued in connection
with the conversion of Class D
Preferred Stock                 (106,511)(1,065,110) 2,582,085   25,821   1,039,289        -           -             -           -

Purchase of Treasury Stock at cost     -          -          -        -           -    1,400)     (1,120)            -      (1,120)

Treasury Stock retired, at cost        -          -          -        -     (11,250) 106,304      11,250             -           -

Net loss                               -          -          -        -           -        -           -    (1,196,605) (1,196,605)
                                -------- ---------- ---------- -------- ----------- --------   ---------   ----------- -----------

Balance, June 30, 2000           320,696 $3,206,960 12,613,953 $126,139 $23,905,248 (734,951)  $(644,805)  $(8,491,375)$18,102,167
                                ======== ========== ========== ======== =========== =========  =========   =========== ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             TARGET LOGISTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended        Year Ended       Year Ended
                                                                                   June 30, 2000    June 30, 1999     June 30, 1998
                                                                                   -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                ($1,196,605)      $14,016,436       $ 7,403,643
  Bad debt expense                                                                     312,659           803,567          (268,065)
  Depreciation and amortization                                                        989,206           833,268         1,196,480
  Gain on sale of CAS                                                                        -       (24,832,353)                -
  Deferred income taxes                                                                108,895         5,624,987        (7,889,987)
  Adjustments to reconcile net loss to net cash used in operating activities-
     (Increase) decrease in accounts receivable                                     (4,609,167)        2,898,268        (1,796,390)
     Decrease in prepaid expenses and other current assets                             120,579           245,395           138,981
     Decrease (increase) in other assets                                                 9,767          (113,962)          (15,136)
     (Decrease) increase in accounts payable and accrued expenses                      (44,946)       (1,716,369)          204,052
                                                                                    ----------        ----------        ----------
                  Net cash used in operating activities                             (4,309,612)       (2,240,763)       (1,026,422)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                 (435,787)        (605,092)         (556,557)
  Proceeds from sale of CAS, net of closing costs                                            -       25,762,397                 -
  Acquisition of Target                                                                      -          (77,000)                -
                                                                                    ----------       ----------         ---------
                  Net cash (used in) provided by investing activities                 (435,787)      25,080,305          (556,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Private Placement - net of costs                                             -                -           (34,908)
  Dividends paid                                                                      (409,788)        (340,660)         (128,819)
  Stock options exercised                                                                    -           64,005                 -
  Purchase of treasury stock                                                            (1,120)        (643,685)                -
  Redemption of Class E Preferred Stock                                                      -       (1,141,750)                -
  Net borrowings (repayments) from note payable to bank                              3,286,843       (5,395,875)          278,295
  (Repayment) proceeds from long-term debt due to affiliates                                 -       (7,332,126)          698,853
  Repayment of long-term debt                                                          (10,500)         (50,000)          (50,000)
  (Repayment) proceeds from revolving loan due to affiliate                                  -         (905,913)          116,185
  Proceeds (payment) of lease obligations                                               53,473          (91,740)          200,927
                                                                                     ---------      ------------       ----------
                  Net cash provided by (used in) financing activities                2,918,908      (15,837,744)        1,080,533
                                                                                     ---------      ------------       ----------
                  Net (decrease) increase in cash and cash equivalents              (1,826,491)       7,001,798          (502,446)

CASH AND CASH EQUIVALENTS, beginning of year                                         7,881,595          879,797         1,382,243
                                                                                    ----------      -----------        ----------
CASH AND CASH EQUIVALENTS, end of year                                              $6,055,104      $ 7,881,595        $  879,797
                                                                                    ==========      ===========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                          $  361,349      $   105,157        $  821,336
  Income taxes                                                                      $   19,934      $ 1,243,022        $   82,492

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                    Year Ended        Year Ended       Year Ended
                                                                                   June 30, 2000    June 30, 1999     June 30, 1998
                                                                                   -------------    -------------     -------------

TIA, Inc. conversion of 106,511 Class D Preferred Shares                           $(1,065,110)               -                 -
Issuance of Common Stock for TIA, Inc. conversion of 106,511
   Class D Preferred Shares                                                             25,821                -                 -
Retirement of Treasury Stock                                                       $    11,250                -                 -
Conversion of 36,000 and 23,750, respectively, Class C Preferred Shares                      -        $(360,000)      $  (237,500)
Issuance of Common Stock for Conversion of 36,000 and 23,750,
   respectively, Class C Preferred Shares                                                    -        $   3,600       $     2,375
Issuance of Common Stock for Stock Options exercised                                         -        $   1,749       $       525
Issuance of Common Stock in connection with the acquisition of Target                        -        $  10,779                 -
TIA, Inc. conversion of 110,250 Class A Preferred Shares                                     -                -       $(1,102,500)
Issuance of Common Stock for TIA, Inc. conversion of
   110,250 Class A Preferred Shares                                                          -                -       $    11,025
Issuance of 100,000 Class D Preferred Stock for repayment
   of secured long-term debt of Amertranz Worldwide, Inc.                                    -                -       $ 1,000,000
Issuance of 158,180 Class E Preferred Stock for the purchase
   of $1,581,800 of trade debt of Amertranz Worldwide, Inc.                                  -                -       $ 1,581,800
Conversion of 20,000 Class B Preferred Shares                                                -                -       $  (200,000)
Issuance of Common Stock for conversion of 20,000
   of Class B Preferred Shares                                                               -                -       $     2,000

























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BACKGROUND

In January 1996, Target Logistics, Inc. ("Holding" or the "Company") was incorporated in the state of Delaware. Effective February 7, 1996, Holding concluded an Asset Exchange Agreement (the "Agreement") with TIA, Inc. ("TIA") and Caribbean Freight System, Inc. ("CFS"), among others. As part of this transaction, Holding received the air freight forwarding business of TIA and CFS. Holding then contributed the air freight forwarding business of TIA and CFS to Caribbean Air Services, Inc. ("CAS") in return for all of the issued and outstanding shares of CAS. TIA and CFS received 2,100,000 shares of common stock of the Company and a $10,000,000 promissory note in addition to stock in the Company.

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

Principles of Consolidation

For the fiscal years ended June 30, 2000, 1999 and 1998, the consolidated financial statements include the accounts of Holding, Target Logistic Services, Inc. ("Target"), CAS and other inactive subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Property and Equipment

Property and equipment are stated at cost. Depreciation is computed under the straight-line method over estimated useful lives ranging from 3 to 8 years. Assets under capital leases are depreciated over the shorter of the estimated useful life of the asset or the lease term. The Company utilizes a half-year convention for assets in the year of acquisition and disposal.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2000.

Goodwill

Goodwill represents excess of cost over net assets acquired and is amortized on a straight-line basis over 25 years. The Company reviews goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of the goodwill exceeds the fair value of the asset. If circumstances indicate that the carrying amount of goodwill may not be recoverable, the Company will recognize an impairment loss, calculated by comparing the net book value of the Company to the value indicated by the market price of the equity securities of the Company. If the net book value exceeds the market capitalization, the excess carrying amount of goodwill is written off. Management has determined that no impairment of goodwill has occurred. The amortization period will be evaluated by management on a continuing basis, and will be adjusted if the life of the goodwill is impaired.

Stock Options

The Company grants stock options to certain officers and related parties. Compensation expense is recognized based upon the aggregate difference between the fair market value of the Company's stock at date of grant and the option price. Compensation expense is recognized equally over the vesting period.

In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement establishes a fair value based method of accounting for an employee stock option or similar equity instrument but allows companies to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Companies electing to continue using the accounting under APB Onion No. 25 must, however, make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied (Note
6). These disclosure requirements are effective for fiscal years beginning after December 16, 1995. The Company has elected to continue accounting for its stock-based compensation awards to employees and directors under the accounting prescribed by APB Opinion No. 25 and to provide the disclosures required by SFAS No. 123.

Revenue Recognition

Revenue from freight forwarding is recognized upon delivery of goods, and direct expenses associated with the cost of transportation are accrued concurrently. Ongoing provision is made for doubtful receivables, discounts, returns and allowances.

The Company recognizes revenue in accordance with SEC Staff Accounting  Bulletin
(SAB) No. 101, "Revenue Recognition in Financial Statements." Under SAB No. 101, revenue is recognized when persuasive evidence of an arrangement exists, when delivery has occurred, when the price to the buyer is both fixed and determinable and when collectibility is reasonably assured.

The Company recognizes revenue gross, in accordance with Emerging Issues Task Force (EITF) Issue 99-19, "Reporting Revenue Gross versus Net." Under EITF Issue 99-19, revenue may be recognized gross if the company (1) takes title to the product prior to delivery of the product to the customer, (2) is responsible for delivering the product and collecting the sales price, (3) bears credit risk related to the customer's payment obligation, (4) bears the risk that the product will be returned, (5) determines the sales price of and, therefore, the gross margin received from the sale of the product, and (6) maintains the goods in inventory.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the year ended June 30, 2000 and 1999 is as follows:

                                           Year Ended June 30, 2000                Year Ended June 30, 1999
                                           ------------------------                ------------------------

                                       Income         Shares     Per Share     Income        Shares     Per Share
                                     (Numerator)  (Denominator)   Amounts    (Numerator) (Denominator)   Amounts
                                     -----------  -------------   -------    ----------- -------------   -------

Net earnings                       $(1,196,605)                              $14,016,436
Preferred stock dividends          $  (357,172)                              $  (444,661)

BASIC EPS
Net earnings attributable to       $(1,553,777)     11,015,126    $(0.14)    $13,571,775   8,351,386      $1.63
common stock                       ===========      ==========    ======     ===========   ==========     =====


EFFECT OF DILUTIVE SECURITIES
Convertible Preferred Stock                                                                5,698,663
Stock Options                                                                                 71,197
                                                                                           ---------
DILUTED EPS
Add back Preferred Stock dividends $   357,172
Net earnings  attributable  to
common stock and assumed preferred
conversions and option exercises   $(1,196,605)    11,015,126      $(0.14)   $14,016,436  14,121,246      $0.99
                                   ============    ==========      =======   ===========  ==========      =====

ANTI-DILUTIVE SECURITIES
Convertible Preferred Stock                         5,127,730
Stock Options                                           6,389
                                                    ---------
Total Anti-Dilutive Securities                      5,134,119
                                                    =========

Options to purchase 450,000 and 440,000 shares of common stock for the years ended June 30, 2000 and 1999, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

Warrants to purchase 5,183,731 shares of common stock for the years ended June 30, 2000 and 1999 were not included in the computation of diluted EPS because they were also anti-dilutive.

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

Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2000 presentation.

Comprehensive Income

During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on the Company's financial statements. Accordingly, the Company's comprehensive net loss is equal to its net loss for the period ended June 30, 1998, 1999, and 2000.

Recent Accounting Pronouncements

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 (as amended by SFAS No. 137) is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not enter into derivative instruments or engage in hedging activities as defined in SFAS No. 133. Accordingly, management has determined that the adoption of this standard will have no impact on the Company's financial statements.

During March 2000, the FASB issued interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation," which clarifies the application of APB Opinion No. 25, regarding (a) the definition of an employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. Interpretation No. 44 is effective on July 1, 2000. Certain events as defined by Interpretation No. 44, may require earlier consideration if they occurred after December 15, 1998 or January 12, 2000, depending on the event, although no financial statement effect would be recognized until July 1, 2000. The effects of applying Interpretation No. 44 are recognized prospectively. Management has reviewed its stock compensation events and determined that none qualify as those covered by Interpretation No. 44 that would require early consideration.

During January 2000, the EITF reached a consensus on EITF Issue 99-17, "Accounting for Advertising Barter Transactions." EITF Issue 99-17 states that advertising barter transactions entered into after January 20, 2000 should be accounted for at fair value on a one-for-one basis with revenue from similar advertising sold in a cash transaction that occurred in the preceding six months with comparable terms, such as length of program, cost and type of advertisement. A cash transaction may be used only once as the basis for providing fair value evidence for a barter transaction. As a result, revenue from barter is effectively limited to no more than 50% of total revenue per year. EITF Issue 99-17 is applicable only to transactions entered into after

January 20, 2000. The Company has adopted EITF Issue 99-17. The Company has concluded that the adoption of this issue has not had a material impact on its financial statements, as it has not participated in advertising barter transactions.

On May 18, 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for certain Sales Incentives," EITF Issue 00-14 states that when recognized, the reduction in or refund of the selling price of the product or service resulting from any cash sales incentive offered by a vendor to a customer should be classified as a reduction of revenue. In addition, for a sales incentive that will not result in a loss on the sale of a product and service, it was agreed that a vendor should recognize the "cost" of the sales incentive at the later of the date at which the related revenue is recorded by the vendor or the date at which the sales incentive is offered. EITF Issue 00-14 also states that a vendor should recognize a liability (or "deferred revenue") for those sales incentives that are based on the estimated amount of refunds or rebates that will be claimed by customers. A vendor should not recognize a liability for the sales incentive prior to the date at which the related revenue is recognized. The Company has adopted EITF Issue 00-14 effective May 18, 2000 and has concluded that adoption of this issue has not had a material impact on its financial statements.

4.       PROPERTY AND EQUIPMENT, NET

                                                                           June 30, 2000           June 30, 1999
                                                                           -------------           -------------
         Property and Equipment consists of the following:
              Furniture and fixtures                                         $  760,655             $  614,530
              Computer Equipment                                                648,807                471,683
              Computer Software                                                  84,638                      -
              Leasehold Improvements                                            347,465                319,565
              Vehicles                                                          116,036                116,036
                                                                             ----------             ----------
                                                                              1,957,601              1,521,814
              Less:  Accumulated depreciation and amortization                1,382,415              1,048,416
                                                                             ----------             ----------
                                                                             $  575,186             $  473,398
                                                                             ==========             ==========

5.       DEBT


As of June 30, 2000 and 1999, long-term and short-term debt consisted of the following:

                                                                           June 30, 2000           June 30, 1999
                                                                           -------------           -------------

         Asset-based financing (a)                                           $4,636,821             $1,349,978
         Promissory note to Consolidated Shareholders (b)                             -                 10,500
                                                                             ----------             ----------

         Total debt                                                           4,636,821              1,360,478
         Less:  Current portion                                              (4,636,821)            (1,360,478)
                                                                             ----------             ----------
         Long-term debt                                                      $        -             $        -
                                                                             ==========             ==========

(a) During the years ended June 30, 2000 and 1999, the Company's Target subsidiary ("Borrower") maintained an Accounts Receivable Management and Security Agreement with GMAC Commercial Credit LLC ("GMAC") whereby the Borrower can receive advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $10,000,000. The credit line ("GMAC
Facility") is subject to interest at a rate of 2.0% per annum over the prevailing prime rate as defined by GMAC (9.5% and 7.75% as of June 30, 2000 and 1999, respectively). At June 30, 2000 and 1999, the outstanding balance on the GMAC Facility was $4,636,821 and $1,349,978 which represented 74% and 27% of the approximate $6,241,000 and $5,058,000 available thereunder, respectively. At June 30, 2000, the remaining amount available under the GMAC Facility was approximately $1,604,000. GMAC has a security interest in all present and future accounts receivable, machinery and equipment and other assets of the Borrower and the GMAC Facility is guaranteed by the Company. In connection with the CAS Sale, the outstanding obligations then due from the Target and CAS subsidiaries under the GMAC Facility were repaid on July 13, 1998 by CAS with the proceeds from the CAS Sale, and CAS acquired a closed subsidiary's portion of the debt.

(b) In connection with the acquisition of Consolidated, the Company issued a promissory note to the Consolidated stockholders in the aggregate principal amount of $150,000. During fiscal year 1998, this note was reduced by $27,000 as a result of a net worth reconciliation, pursuant to the terms of the acquisition agreement. At June 30, 2000, there were no amounts outstanding under this note. This note which bore interest at the rate of 8% per annum, matured on July 1, 1999.

6.       SHAREHOLDERS' EQUITY

Preferred Stock

As of June 30, 2000, the authorized preferred stock of the Company is 2,500,000 shares. As of June 30, 2000, 320,696 shares of preferred stock are outstanding as follows:

                                                                 Number of Shares Outstanding
                                            -------------------------------------------------------------------
                                            Class A (a)         Class C (b)         Class D (c)         Total
                                            -----------         -----------         -----------         -----

Balance at June 30, 1999                      122,946             197,750            106,511           427,207

     Issuances                                      -                   -                  -                 -
     Conversions                                    -                   -           (106,511)         (106,511)
                                              -------             -------           --------          --------
Balance at June 30, 2000                      122,946             197,750                  -           320,696
                                              =======             =======           ========           =======

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

        There were no shares of Class C Preferred Stock converted into the Company's Common Stock during fiscal year ending June 30, 2000.

(c) Class D Preferred Stock. On November 28, 1997, the Company acquired from TIA, Inc. $1,000,000 of secured debt of a closed subsidiary in exchange for the issuance of 100,000 shares of the Company's non-voting, cumulative, convertible Class D Preferred Stock, par value $10.00 per share. On December 31, 1997 and June 30, 1998, the Company issued 1,479 and 5,032 respectively, shares of Class D, non-voting, cumulative, convertible preferred stock with a par value of $10.00 representing the semi-annual dividend due the Class D Preferred shareholders. On October 29 and November 1, 1999, 55,000 and 51,511 shares of Class D Preferred Stock, respectively, were converted into 2,582,085 shares of the Company's Common Stock. Therefore, as of November 1, 1999, there are no shares of Class D Preferred Stock outstanding.

Warrants

As of June 30, 2000, the Company had 5,074,283 warrants outstanding to purchase 5,074,283 shares of common stock at $6.00 per share and a warrant outstanding to purchase 109,448 shares of common stock at $1.56 per share.

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

Stock Option Plan

In June 1996,  the Board of  Directors  of the  Company  adopted  the  Amertranz
Worldwide Holding Corp. 1996 Stock Option Plan ("1996 Plan"), which was subsequently approved by shareholders. The 1996 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of incentive stock options ("ISOs") or nonqualified stock options ("NSOs") and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.10 to $6.00 and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At June 30, 2000, 193,624 stock options granted to employees and directors were exercisable. The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at market value (Note 3). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been increased to the following pro forma amounts:


                                                      Year Ended            Year Ended           Year Ended
                                                     June 30, 2000        June 30, 1999         June 30, 1998
                                                     -------------        -------------         -------------
    Net income
    (loss):             As Reported                   $(1,196,605)         $14,016,436           $7,403,643
                        Pro Forma                     $(1,270,152)         $13,463,612           $6,978,972


    Basic EPS:          As Reported                      $(0.14)                 $1.63                $0.90
                        Pro Forma                        $(0.15)                 $1.61                $0.86

    Diluted EPS:        As Reported                      $(0.14)                 $0.99                $0.55
                        Pro Forma                        $(0.15)                 $0.98                $0.54


The  effects  of  applying  SFAS No.  123 in the pro  forma  disclosure  are not
indicative  of  future  amounts  as  additional   awards  in  future  years  are
anticipated.

Prior to the adoption of the 1996 Plan, there were 224,399 options granted to purchase common stock at exercise prices ranging from $0.048 to $0.408. These options were granted pursuant to the terms of the Asset Exchange Agreement. At each of June 30, 2000 and 1999, 6,957 and 6,957 of these options were outstanding and 6,957 and 6,957 were exercisable, respectively.

The following table reflects activity under the plan for the three-year period ended June 30, 2000:

                                      Year Ended June 30, 2000   Year Ended June 30, 1999   Year Ended June 30, 1998
                                      ------------------------   ------------------------   ------------------------
                                                    Weighted                   Weighted                   Weighted
                                                     Average                    Average                    Average
                                        Shares    Exercise Price    Shares   Exercise Price   Shares   Exercise Price
                                        ------    --------------    ------   --------------   ------   --------------
Outstanding at beginning of year        446,957         2.00       407,609        3.16       431,207         3.08
Granted                                  10,000         1.25       415,000        1.22             -            -
Exercised                                     -            -      (174,852)       0.37       (14,198)        0.16
Forfeited                                     -            -      (200,800)       4.16        (7,050)        4.25
Cancelled                                     -            -             -           -        (2,850)        4.25

Outstanding at end of year              456,957        $1.99       446,957       $2.00       407,609         $3.16
Outstanding at end of year              193,624        $2.99        81,957       $5.49       332,209         $2.71


The weighted average fair value and exercise price for options granted at an exercise price equal to fair market is $3.51 and $5.49, respectively. The weighted average fair value and exercise price for options granted at an exercise price below fair market is $0.94 and $1.22, respectively. The weighted average fair value and exercise price for options granted at an exercise price greater than fair market is $0.31 and $1.25, respectively.

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                     2000                1999
                                                     ----                ----
      Risk-Free Interest Rates                       6.34%               4.67%
      Expected Lives                                    5                   5
      Expected Volatility                           72.28%              77.60%
      Expected Dividend Yields                       0.00%               0.00%

The following table summarizes information about stock options outstanding at June 30, 2000:

                                Options Outstanding                               Options Exercisable
                                -------------------                               -------------------
                             Number     Weighted Average      Weighted           Number          Weighted
                          Outstanding       Remaining          Average        Excercisable        Average
                           at 6/30/00   Contractual Life    Exercise Price     at 6/30/00      Exercise Price
                          -----------   ----------------    --------------    ------------     --------------


$0.04 - $1.25               381,957           9.35               $1.20           118,624             $1.09
$4.00 - $6.00                75,000           1.93               $6.00            75,000             $6.00
                            -------                                              -------
$0.04 - $6.00               456,957           8.11               $1.99           193,624             $2.99
                            =======                                              =======


7.       COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2000, future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

                 YEAR ENDING                  CAPITAL LEASES           OPERATING LEASES
                 -----------                  --------------           ----------------

                    2001                        $ 96,290                 $  828,246
                    2002                          64,489                    283,739
                    2003                          32,245                    108,925
                    2004                               -                     81,250
                    2005                               -                     81,250
                                                --------                 ----------
          Total minimum lease payments          $193,024                 $1,383,410
          Less - Amount representing interest    (12,050)                ==========
                                                --------
                                                $180,974
                                                ========

Employment Agreements

The Company has employment agreements with certain employees expiring at various times through July 2002. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 2000, excluding bonuses, was approximately $500,500.

8.       SEGMENT INFORMATION

The Company's revenue includes both domestic and international freight movements. Domestic freight movements originate and terminate within the United States, and never leave the United States. International freight movements are either exports from the United States or imports to the United States. With regard to international freight movements, the account receivable can be due from either a domestic debtor or from one of the Company's Target subsidiary's international agents (an international debtor).

A reconciliation of the Company's domestic and international segment revenues, gross profit, and accounts receivable for the years ended June 30, 2000 and 1999 is as follows:

                                                            June 30, 2000             June 30, 1999
                                                            -------------             -------------
          Domestic revenue                                   $56,093,399                $32,521,826
          International revenue                               27,994,796                 19,197,757
                                                             -----------                -----------
                    Total revenue                            $84,088,195                $51,719,583
                                                             -----------                -----------

          Domestic gross profit                              $20,152,072                $12,011,496
          International gross profit                           6,987,312                  4,918,810
                                                             -----------                -----------
                    Total gross profit                       $27,139,384                $16,930,306
                                                             -----------                -----------

          Domestic accounts receivable                       $12,731,926                $ 9,549,383
          International accounts receivable                    4,048,666                  2,622,042
          Less: allowance for doubtful accounts               (1,630,768)                (1,318,109)
                                                             ------------               ------------
                   Accounts receivable, net of
                   allowance for doubtful accounts           $15,149,824                $10,853,316
                                                             -----------                -----------


9.       INCOME TAXES

The Company utilized approximately $25,000 and $14,300,000 of net operating losses to offset its regular taxable income for the year ended June 30, 2000 and 1999, respectively. The Company has a tax net operating loss carryforward of approximately $9.6 million, available to offset future regular taxable income, which expires from 2011 through 2013 and which is limited to annual maximum amounts, due to ownership changes, as defined in regulations under Section 382 of the Internal Revenue Code. In 1998, the Company reduced the recorded valuation allowance by approximately $6,309,000. The determination that the net tax asset was realizable was based on the CAS Sale subsequent to year-end, which resulted in a taxable gain of approximately $16,443,000. The Company's reversal of the valuation allowance against its net deferred tax assets and realization of net operating loss carryforwards resulted in a realization of net income tax benefits of approximately $7,662,000 in the fiscal year ended June 30, 1998.

The components of current and deferred income tax expense (benefit) are as follows:


                                    Year Ended            Year Ended       Year Ended
                                   June 30, 2000        June 30, 1999     June 30, 1998
                                   -------------        -------------     -------------
    (In thousands)

    Current:

    State                             $  3               $  791              $   228
    Federal                              -                  269                    -

    Deferred:
    State                                -                    -                    -
    Fededral                           106                5,793               (7,890)
                                      ----               ------               ------
    Net income tax expense (benefit)  $109               $6,853              $(7,662)
                                      ====               ======               ======


A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

                                                           Year Ended            Year Ended               Year Ended
                                                          June 30, 2000         June 30, 1999           June 30, 1998
                                                          -------------         -------------           -------------

(In thousands)
Income tax  (benefit) expense at U.S. statutory rate         $ (370)               $7,100                   $  (88)

Tax deductible goodwill                                           -                (2,730)                  (2,158)
Non-deductible goodwill                                         203                   211                        -

State and local income taxes                                      3                   522                      228
(net of federal benefit)

AMT Credit                                                      (17)                    -                        -

Valuation Allowance                                               -                  1730                   (5,688)

Non-deductible expenses                                         290                    20                       44
                                                             ------                ------                  -------
                                                             $  109                $6,853                  $(7,662)
                                                             ======                ======                  =======

The components of deferred income taxes are as follows:

                                                             Year Ended                  Year Ended
                                                            June 30, 2000              June 30, 1998
                                                            -------------              -------------
(In thousands)

NOLs                                                           $3,250                      $3,536
Tax credits                                                       286                         269
Accrued amounts and other                                         902                         759
                                                                -----                       -----
                                                                4,456                       4,564

Depreciation and amortization                                     184                         185
                                                                -----                      ------
                                                                4,640                       4,749

Valuation allowance                                            (2,484)                     (2,484)
                                                               ------                      ------
                                                               $2,156                      $2,265
                                                               ======                      ======







                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                      Balance at    Charged to     Charged to
                                                      Beginning      Costs and       Other                      Balance at
                                                       of Year       Expenses       Accounts      Deductions    End of Year
                                                      ----------    ----------     ----------     ----------    -----------
For the fiscal year ended June 30, 1998

  Allowance for doubtful accounts                     $     787      $    207       $      -      $   (479)      $     515
                                                      =========      ========       ========      ========       =========
  Reserve for restructuring                           $   2,682      $      -       $      -      $ (2,418)      $     264
                                                      =========      ========       ========      ========       =========



For the fiscal year ended June 30, 1999

  Allowance for doubtful accounts                     $     515      $    957       $      -      $   (154)      $   1,318
                                                      =========      ========       ========      ========       =========
  Reserve for restructuring                           $     264      $      -       $      -      $   (242)      $      22
                                                      =========      ========       ========      ========       =========


For the fiscal year ended June 30, 2000

  Allowance for doubtful accounts                      $  1,318      $    536       $      -      $   (223)      $   1,631
                                                       ========      ========       ========      ========       =========
  Reserve for restructuring                            $     22      $      -       $      -      $    (22)      $       -
                                                       ========      ========       ========      ========       =========





