Form 10-Q
period 2000-09-30
TARGET LOGISTICS INC
filed 2000-11-13
CIK 1009480

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

At November 13, 2000, the number of shares outstanding of the registrant's common stock was 11,879,002.

                                TABLE OF CONTENTS




Part I - Financial Information                                             Page

Item 1.   Financial Statements:
-------

          Consolidated Balance Sheets,
          September 30, 2000 (unaudited) and June 30, 2000 (audited)          3

          Consolidated Statements of Operations
          for the Three Months Ended
          September 30, 2000 and 1999 (unaudited)                             4

          Consolidated Statements of Shareholders' Equity
          for the Year Ended June 30, 2000 (audited)and the
          Three Months Ended September 30, 2000 (unaudited)                   5

          Consolidated Statements of Cash Flows for the
          Three Months Ended September 30, 2000 and 1999 (unaudited)          6

          Notes to Unaudited Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis of
-------   Financial Condition and Results of Operations                       9


Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K                                   11
-------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  September 30, 2000              June 30, 2000
                                                                  ------------------              -------------
                                    ASSETS                            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                             $  5,345,300                $  6,055,104
Accounts receivable, net of allowance for doubtful
  accounts of $1,701,742 and $1,630,768, respectively                   15,569,946                  15,149,824
Deferred income taxes                                                    1,972,411                   1,972,411
Prepaid expenses and other current assets                                  111,819                      32,361
                                                                      ------------                ------------
         Total current assets                                           22,999,476                  23,209,700
PROPERTY AND EQUIPMENT, net                                                559,272                     575,186
OTHER ASSETS                                                               274,085                     268,615
DEFERRED INCOME TAXES                                                      183,694                     183,694
GOODWILL, net of accumulated amortization of
  $2,672,338 and $2,523,371, respectively                               12,282,685                  12,431,652
                                                                      ------------                ------------
         Total assets                                                 $ 36,299,212                $ 36,668,847
                                                                      ============                ============

         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $  4,111,916                $  3,908,883
Accrued expenses                                                         2,101,982                   2,030,224
Accrued transportation expenses                                          7,468,930                   7,614,884
Taxes payable                                                               78,830                      78,830
Note payable to bank                                                     4,583,587                   4,636,821
Dividends payable                                                           55,300                     116,064
Lease obligation-current portion                                            85,942                      88,600
                                                                      ------------                ------------
         Total current liabilities                                      18,486,487                  18,474,306
LEASE OBLIGATION--LONG-TERM                                                 77,532                      92,374
                                                                      -------------               ------------
         Total liabilities                                            $ 18,564,019                $ 18,566,680
                                                                      ------------                ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
 320,696 shares issued and outstanding                                   3,206,960                   3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
 12,613,953 shares issued and outstanding                                  126,139                     126,139
Paid-in capital                                                         23,905,248                  23,905,248
Accumulated deficit                                                     (8,858,349)                 (8,491,375)
Less:  Treasury stock, 734,951 shares held at cost                        (644,805)                   (644,805)
                                                                      ------------                ------------
         Total shareholders' equity                                     17,735,193                  18,102,167
                                                                      ------------                ------------
         Total liabilities and shareholders' equity                   $ 36,299,212                $ 36,668,847
                                                                      ============                ============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three months ended September 30,
                                                                              2000            1999
                                                                              ----            ----

Operating revenues                                                      $21,380,041      $19,076,518

Cost of transportation                                                   14,164,019       12,620,241
                                                                        -----------      -----------
Gross profit                                                              7,216,022        6,456,277

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                     3,515,087        3,135,934
  SG&A - Target subsidiary                                                3,552,662        3,346,275
  SG&A - Corporate                                                          158,447          127,097
  Depreciation and amortization                                             250,001          243,471
                                                                        -----------      -----------
         Selling, general and administrative expenses                     7,476,197        6,852,777

Operating loss                                                             (260,175)        (396,500)

Other income (expense):
  Interest (expense) income                                                 (57,091)          25,751
                                                                        -----------      -----------

Loss before income taxes                                                   (317,266)        (370,749)
Benefit for income taxes                                                        ---         (133,470)
                                                                        -----------      -----------
Net Loss                                                                $  (317,266)     $  (237,279)
                                                                        ===========      ===========
Net loss per share:
  Basic                                                                     ($0.03)          ($0.03)
                                                                            =======          =======
  Diluted(1)                                                                ($0.03)          ($0.03)
                                                                            =======          =======

Weighted average shares outstanding:
  Basic                                                                 11,879,002        9,299,917
                                                                        ==========        =========
  Diluted(1)                                                                   ---              ---
                                                                        ==========        =========




(1) Diluted loss per share for the three months ended September 30, 2000 and 1999 are anti-dilutive.

              The accompanying notes are an integral part of these
                            consolidated statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2000 AND THE
                THREE MONTHS ENDED SEPTEMBER 30, 2000 (UNAUDITED)


                               Preferred Stock      Common Stock       Additional   Treasury Stock
                               ---------------      ------------        Paid-in     --------------     Accumulated
                             Shares    Amount     Shares     Amount     Capital    Shares    Amount      Deficit       Total
                             ------    ------     ------     ------     -------    ------    ------      -------       -----

Balance, June 30, 1999      427,207  $4,272,070 10,031,868  $100,318 $22,877,209 (839,855) ($654,935) ($6,937,598)  $19,657,064

Cash dividends associated
  with the Class A, C and
  D Preferred Stock               -           -          -         -           -        -          -     (357,172)     (357,172)

Common Stock issued in
  connection with the
  conversion of Class D    (106,511) (1,065,110) 2,582,085    25,821   1,039,289        -          -            -             -
  Preferred Stock

Purchase of Treasury Stock        -           -          -         -           -   (1,400)    (1,120)           -        (1,120)
  at cost

  Treasury Stock retired,         -           -          -         -     (11,250) 106,304     11,250            -             -
at cost

  Net loss                        -           -          -         -           -        -          -   (1,196,605)   (1,196,605)
                            -------  ---------- ----------  -------- ----------- --------   --------   ----------    ----------

  Balance, June 30, 2000    320,696  $3,206,960 12,613,953  $126,139 $23,905,248 (734,951) ($644,805) ($8,491,375)  $18,102,167

Cash dividends associated
  with the Class A, C and
  D Preferred Stock               -           -          -         -           -        -          -      (49,708)      (49,708)

  Net loss                        -           -          -         -           -        -          -     (317,266)     (317,266)
                            -------   --------- ----------  --------  ---------- --------  ---------- -----------   -----------

Balance, September 30,      320,696  $3,206,960 12,613,953  $126,139  23,905,248 (734,951) ($644,805) ($8,858,349)  $17,735,193
2000                        =======  ========== ==========  ========= ========== ========  =========  ===========   ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Three Months Ended September 30,
                                                                                    2000             1999
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       ($317,266)       ($237,279)
Bad debt expense                                                                    70,974          103,743
Depreciation and amortization                                                      250,001          243,471
Deferred income taxes                                                                  ---         (133,470)
Adjustments to reconcile net income to net cash used in operating activities-
   (Increase) decrease in accounts receivable                                     (491,096)      (3,133,330)
   (Increase) decrease in prepaid expenses and other current assets                (79,458)         (73,959)
   (Increase) in other assets                                                       (5,470)             ---
   Increase in accounts payable and accrued expenses                               128,837           76,090
                                                                                 ---------       ----------
         Net cash used in operating activities                                    (443,478)      (3,154,734)
                                                                                 ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (85,120)         (25,984)
                                                                                 ---------       ----------
         Net cash used in investing activities                                     (85,120)         (25,984)
                                                                                 ---------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                    (110,472)        (163,088)
Purchase of treasury stock                                                             ---           (1,120)
Net (repayment) borrowing from note payable to bank                                (53,234)       2,066,276
Repayment of long-term debt                                                            ---          (10,500)
Payment of lease obligations                                                       (17,500)         (24,691)
                                                                                  --------        ---------
Net cash (used in) provided by financing activities:                              (181,206)       1,866,877
                                                                                  --------        ---------

         Net (decrease) in cash and cash equivalents                             ($709,804)     ($1,313,841)

CASH AND CASH EQUIVALENTS, beginning of the period                               6,055,104        7,881,595
                                                                                 ---------      -----------

CASH AND CASH EQUIVALENTS, end of the period                                    $5,345,300        6,567,754
                                                                                ==========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                        $  138,014      $   $53,176
Income taxes                                                                    $      ---      $       915





       The accompanying notes are an integral part of these consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 2000 and their consolidated results of operations and cash flows for the three and nine months ended September 30, 2000 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2000.

Note 2 - Reclassifications

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation.

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

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the three month ended September 30, 2000 and 1999 is as follows:

                                               Three Months Ended                          Three Months Ended
                                               September 30, 2000                          September 30, 1999
                                               ------------------                          ------------------
                                                                             Income
                                       Income       Shares      Per Share    ------        Shares       Per Share
                                     (Numerator) (Denominator)   Amounts   (Numerator)  (Denominator)    Amounts
                                     ----------   -----------   ---------   ---------    -----------     -------
Net earnings                         ($317,266)                             ($237,279)
Preferred stock dividends              (49,708)                               (49,843)
                                     ---------                               --------
BASIC EPS
Net earnings attributable to
   common stock                      ($366,974)   11,879,002     ($0.03)    ($287,122)    9,299,917      ($0.03)
                                                  ==========     ======                   =========      ======

EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                        7,749,948                              6,041,083
Stock options                                          5,713                                  6,426
Stock warrants                                             0                                      0
                                                   ---------                              ---------

DILUTED EPS(1)
Add back Preferred stock dividends      49,708                                 49,843
Net earnings attributable to common
  stock and assumed preferred
  conversions and option exercises   ($317,266)   11,879,002     ($0.03)    ($237,279)    9,299,917      ($0.03)
                                     =========    ==========     ======     =========     =========      ======


Options to purchase 450,000 and 440,000 shares of common stock for the three months ended September 30, 2000 and 1999, respectively, were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

(1) Diluted EPS equals basic EPS for the three months ended September 30, 2000 and 1999, as the effect of dilutive securities would be anti-dilutive on loss per common share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION  AND  RESULTS OF OPERATIONS
         -------------------------------------

         This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgement based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company's historic losses and ability to achieve profitability, (ii) the Company's ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (iii) competitive practices in the industries in which the Company competes, (iv) the Company's dependence on current management, (v) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular, (vi) general economic conditions, and (vii) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

OVERVIEW

          The Company generated operating revenues of $84.1 million, $51.7 million, and $97.8 million and had a net loss of $1.2 million and a net profit of $14.0 million and $7.4 million for the fiscal years ended June 30, 2000, 1999, 1998, respectively. The fiscal year 1999 results include a $16.6 million gain (net of tax) arising from the sale by the Company of its Caribbean Air Services ("CAS") subsidiary (the "CAS Sale") which closed on July 13, 1998, and the fiscal year 1998 results include a $7.6 million net income tax benefit arising from the CAS Sale. The Company had consolidated earnings (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately ($55,000), $22.0 million, and $2.6 million, for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

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

         * Management believes that the results of the Company's operations for the three months ended September 30, 2000 indicate that management's concentrated focus on Target's business together with the Company's available resources will enable the Company to achieve the intended growth. For the three months ended September 30, 2000, Target's revenue increased by 12.1% to $21,380,041, over the prior year's corresponding period. Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) remained the same as the prior year at 33.8%. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and exclusive forwarders (previously referred to as independent agents) and reducing fixed selling, general and administrative costs to improve the Company's net income.

RESULTS OF OPERATIONS

         The following discussion relates to the results of operation of the Company for the three month period ended September 30, 2000, compared to results of operation for the three month period ended September 30, 1999.

Three Months ended September 30, 2000 and 1999
----------------------------------------------

         Operating Revenue. Operating revenue increased to $21.4 million for the three months ended September 30, 2000 from $19.1 million for the three months ended September 30, 1999, a 12.1% increase, due to increased freight volume.

         Cost of Transportation. Cost of transportation for each of the three month periods ended September 30, 2000 and September 30, 1999 was 66.2% of operating revenue.

         Gross Profit. Gross profit for each of the three month periods ended September 30, 2000 and September 30, 1999 was 33.8% of operating revenue.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 35.0% of operating revenue for the three months ended September 30, 2000, from 35.9% of operating revenue for the three months ended September 30, 1999. This decrease was primarily due to lower selling, general and administrative expenses as a percentage of sales within the Company's Target subsidiary.

         Within the Company's Target subsidiary, selling, general and administrative expenses (excluding exclusive forwarder commission expense) were 16.6% of operating revenue for the three months ended September 30, 2000 and 17.5% for the period ended September 30, 1999, a 5.1% decrease. This decrease was primarily due to operating revenue growth without a corresponding increase in fixed selling, general and administrative expenses. Exclusive forwarder commission expense was 16.4% of operating revenue for the three months ended September 30, 2000 and 1999.

         Net Income. The Company realized a net loss of ($317,266) for the three months ended September 30, 2000, compared to a net loss of ($237,279) for the three months ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         General. During the three months ended September 30, 2000, net cash used in operating activities was $710,000. Cash used in investing activities was $85,000. Cash used in financing activities was $181,000, which primarily consisted of the payment of dividends and repayments under the Company's accounts receivable financing facility.

         Currently, approximately $1.5 million of the Company's outstanding accounts payable represent unsecured trade payables of closed subsidiaries.

         Capital expenditures. Capital expenditures for the three months ended September 30, 2000 were $85,120.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and cash on hand. As of September 30, 2000, the Company had $2,078,000 available under its $10 million accounts receivable financing facility and approximately $5,345,300 from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and competition, none of which can be predicted with certainty.

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

10.3 Shadow Warrant entered into in connection with the GMAC Facility Agreement (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1997, File No.0-29754)

10.4 Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits
          10.7 and 10.8 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000, File No. 0-29754)

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

Dated: November 13, 2000                TARGET LOGISTICS, INC.
                                              Registrant


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