Form 10-Q
period 2000-12-31
TARGET LOGISTICS INC
filed 2001-02-14
CIK 1009480

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                       ---
At February 14, 2001, the number of shares outstanding of the registrant's common stock was 11,879,002.

                               TABLE OF CONTENTS

Part I - Financial Information                                              Page
                                                                            ----
         Item 1.  Financial Statements:
         -------

                  Consolidated Balance Sheets,
                  December 31, 2000 (unaudited) and
                  June 30, 2000 (audited)                                     3

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  December 31, 2000 and 1999 (unaudited)                      4

                  Consolidated Statement of Operations
                  for the Six Months Ended
                  December 31, 2000 and 1999 (unaudited)                      5

                  Consolidated Statements of Shareholders'
                  Equity for the Year Ended June 30, 2000
                  (audited) and the Six Months Ended
                  December 31, 2000 (unaudited)                               6

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended December 31,
                  2000 and 1999 (unaudited)                                   7

                  Notes to Unaudited Consolidated Financial
                  Statements                                                  8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              10


Part II - Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders        13
         ------

         Item 6.  Exhibits and Reports on Form 8-K                           13
         -------

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31, 2000       June 30, 2000
                                                                           -----------------       -------------
                                 ASSETS                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                      $ 5,888,863           $ 6,055,104
Accounts receivable, net of allowance for doubtful
  accounts of $1,761,474 and $1,630,768, respectively
                                                                                16,104,489            15,149,824
Deferred income taxes                                                            1,972,411             1,972,411
Prepaid expenses and other current assets                                          186,957                32,361
                                                                               -----------           -----------
          Total current assets                                                  24,152,720            23,209,700
PROPERTY AND EQUIPMENT, net                                                        565,751               575,186
OTHER ASSETS                                                                       274,085               268,615
DEFERRED INCOME TAXES                                                              183,694               183,694
GOODWILL, net of accumulated amortization of
  $2,821,305 and $2,523,371, respectively                                       12,133,718            12,431,652
                                                                               -----------           -----------
          Total assets                                                         $37,309,968           $36,668,847
                                                                               ===========           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                               $ 4,680,794           $ 3,908,883
Accrued expenses                                                                 2,254,076             2,030,224
Accrued transportation expenses                                                  8,549,316             7,614,884
Taxes payable                                                                       54,844                78,830
Note payable to bank                                                             4,038,798             4,636,821
Dividends payable                                                                  117,278               116,064
Lease obligation-current portion                                                    71,378                88,600
                                                                               -----------           -----------
          Total current liabilities                                             19,766,484            18,474,306
LEASE OBLIGATION--LONG-TERM                                                         71,226                92,374
                                                                               -----------           -----------
Total liabilities                                                              $19,837,710           $18,566,680
                                                                               -----------           -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
  320,696 shares issued and outstanding                                          3,206,960             3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
  12,613,953 shares issued and outstanding                                         126,139               126,139
Paid-in capital                                                                 23,905,248            23,905,248
Accumulated deficit                                                             (9,121,284)           (8,491,375)
Less:  Treasury stock, 734,951 shares held at cost                                (644,805)             (644,805)
                                                                               -----------           -----------
          Total shareholders' equity                                            17,472,258            18,102,167
                                                                               -----------           -----------
          Total liabilities and shareholders' equity                           $37,309,968           $36,668,847
                                                                               ===========           ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                           Three months ended December 31,
                                                                           -------------------------------
                                                                             2000                  1999
                                                                             ----                  ----

Operating revenues                                                       $24,700,710           $24,858,531

Cost of transportation                                                    16,679,273            17,595,556
                                                                         -----------           -----------

Gross profit                                                               8,021,437             7,262,975

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                      4,114,122             3,408,937
  SG&A - Target subsidiary                                                 3,581,643             3,168,267
  SG&A - Corporate                                                           217,226               216,414
  Depreciation and amortization                                              214,367               237,399
                                                                          ----------           -----------
Selling, general and administrative expenses                               8,127,358             7,031,017

Operating (loss) income                                                     (105,921)              231,958

Other income (expense):
  Interest (expense) income                                                  (45,328)              (16,821)
                                                                          -----------          ------------
Loss before income taxes                                                    (151,249)              215,137
Benefit for income taxes                                                         ---                77,450
                                                                          ----------           -----------
Net (loss) income                                                          $(151,249)             $137,687
                                                                          ==========           ===========
Net (loss) income per share:
  Basic                                                                       ($0.02)             $     --
                                                                              =======             ========
  Diluted(1)                                                                  ($0.02)                $0.01
                                                                              =======             ========
Weighted average shares outstanding:
  Basic                                                                   11,879,002            11,024,364
                                                                          ==========            ==========
  Diluted(1)                                                                     ---            16,731,376
                                                                          ==========            ==========


(1) Diluted loss per share for the three months ended December 31, 2000 are anti-dilutive.

              The accompanying notes are an integral part of these
                            consolidated statements.


                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                            Six months ended December 31,
                                                                            -----------------------------
                                                                               2000              1999
                                                                               ----              ----

Operating revenues                                                         $46,080,751       $43,935,049

Cost of transportation                                                      30,843,292        30,215,797
                                                                           -----------       -----------

Gross profit                                                                15,237,459        13,719,252

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                        7,629,209         6,544,871
  SG&A - Target subsidiary                                                   7,134,305         6,514,542
  SG&A - Corporate                                                             375,673           343,511
  Depreciation and amortization                                                464,368           480,870
                                                                            ----------        ----------
          Selling, general and administrative expenses                      15,603,555        13,883,794

Operating loss                                                                (366,096)         (164,542)

Other income (expense):
  Interest (expense) income                                                   (102,419)            8,930
                                                                            ----------        ----------

Loss before income taxes                                                      (468,515)         (155,612)
Benefit for income taxes                                                           ---           (56,020)
                                                                            ----------        ----------
Net Loss                                                                    $ (468,515)       $  (99,592)
                                                                            ==========        ==========

Net loss per share:
  Basic                                                                         ($0.05)           ($0.03)
                                                                                =======           =======
  Diluted(1)                                                                    ($0.05)           ($0.03)
                                                                                =======           =======

Weighted average shares outstanding:
  Basic                                                                     11,879,002        10,160,640
                                                                            ==========        ==========
  Diluted(1)                                                                        --                --
                                                                            ==========        ==========



(1) Diluted loss per share for the six months ended December 31, 2000 and 1999 are anti-dilutive.

              The accompanying notes are an integral part of these
                            consolidated statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2000 AND THE
                THREE MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)



                               Preferred Stock         Common Stock    Additional    Treasury Stock
                               ---------------         ------------     Paid-in      --------------      Accumulated
                             Shares      Amount      Shares    Amount   Capital     Shares    Amount       Deficit        Total
                             ------      ------      ------    ------   -------     ------    ------       -------        -----

Balance, June 30, 1999      427,207  $4,272,070  10,031,868  $100,318 $22,877,209  (839,855) ($654,935) ($6,937,598)   $19,657,064

 Cash dividends associated
   with the Class A, C and
   D Preferred Stock              -           -           -         -           -         -          -     (357,172)      (357,172)

 Common Stock issued in
   connection with the
   conversion of Class D   (106,511) (1,065,110)  2,582,085    25,821   1,039,289         -          -            -              -
   Preferred Stock

 Purchase of Treasury Stock       -           -           -         -           -    (1,400)    (1,120)           -         (1,120)
   at cost

 Treasury Stock retired,          -           -           -         -     (11,250)  106,304     11,250            -              -
   at cost

 Net loss                         -           -           -         -           -         -          -   (1,196,605)    (1,196,605)
                           --------  ----------  ---------- --------- -----------  --------  ---------   ----------    -----------
 Balance, June 30, 2000     320,696  $3,206,960  12,613,953 $ 126,139 $23,905,248  (734,951) ($644,805) ($8,491,375)   $18,102,167

 Cash dividends associated
   with the Class A, C and
   D Preferred Stock              -           -           -         -           -         -          -     (161,394)      (161,394)

 Net loss                         -           -           -         -           -         -          -     (468,515)      (468,515)
                          ---------  ----------  ---------- --------- ----------- ---------  ---------  -----------    -----------
Balance, December 31,       320,696  $3,206,960  12,613,953 $ 126,139 $23,905,248 (734,951)  ($644,805) ($9,121,284)   $17,472,258
 2000                     =========  ==========  ========== ========= =========== =========  =========  ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Six Months Ended December 31,
                                                                                -----------------------------
                                                                                 2000                   1999
                                                                                 ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  ($ 468,515)            ($  99,592)
Bad debt expense                                                               130,706                269,139
Depreciation and amortization                                                  464,368                480,870
Deferred income taxes                                                              ---                (56,020)
Adjustments to reconcile net income to net cash used in operating activities-
   (Increase) decrease in accounts receivable                               (1,085,371)            (6,780,879)
   (Increase) decrease in prepaid expenses and other current assets           (154,596)               (22,816)
   (Increase) in other assets                                                   (5,470)                (2,000)
   Increase in accounts payable and accrued expenses                         1,906,209              3,584,321
                                                                            ----------            -----------
          Net cash used in operating activities                                787,331             (2,626,977)
                                                                            ----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                           (156,999)               (88,315)
                                                                            -----------           ------------
         Net cash used in investing activities                                (156,999)               (88,315)
                                                                            -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                (160,180)              (212,931)
Purchase of treasury stock                                                         ---                 (1,120)
Borrowing from note payable to bank                                         40,247,490             38,448,792
Repayment of note payable to bank                                          (40,845,513)           (36,810,892)
Repayment of long-term debt                                                        ---                (10,500)
Payment of lease obligations                                                   (38,370)               (50,140)
                                                                           ------------           ------------
Net cash (used in) provided by financing activities:                          (796,573)             1,363,209
                                                                           ------------           -----------

          Net (decrease) in cash and cash equivalents                      ($  166,241)           ($1,352,083)

CASH AND CASH EQUIVALENTS, beginning of the period                           6,055,104              7,881,595
                                                                            ----------             ----------

CASH AND CASH EQUIVALENTS, end of the period                                $5,888,863             $6,529,512
                                                                            ==========             ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                    $  265,515             $  147,545
Income taxes                                                                $       --             $       --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 2000 and their consolidated results of operations and cash flows for the three and six months ended December 31, 2000 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2000.

Note 2 - Use of Estimates

In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying the Company's consolidated financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, and accruals for cargo insurance.

Note 3 - Reclassifications

Certain amounts in the prior year's consolidated financial statements have been reclassified to conform with the current year presentation.

Note 4 - Per Share Data

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

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and six months ended
December 31, 2000 and 1999 is as follows:

                                                       Three Months Ended                            Six Months Ended
                                                        December 31, 2000                            December 31, 2000
                                                        -----------------                            -----------------
                                              Income          Shares       Per Share       Income          Shares       Per Share
                                            (Numerator)   (Denominator)     Amounts      (Numerator)   (Denominator)     Amounts
                                            -----------   -------------     -------      -----------   -------------     -------

Net earnings                                 ($151,249)                                  ($468,515)
Preferred stock dividends                     (111,686)                                   (161,394)
                                              ---------                                   ---------
BASIC EPS
Net earnings attributable to common stock    ($262,935)    11,879,002       ($0.02)      ($629,909)     11,879,002       ($0.05)
                                                           ==========       ======                      ==========       =======

EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                                 6,289,165                                    7,019,556
Stock options                                                   5,893                                        5,893
Stock warrants                                                      0                                            0
                                                           ----------                                   ----------

DILUTED EPS(1)
Add back Preferred stock dividends             111,686                                     161,394
Net earnings attributable to common
  stock and assumed preferred
  conversions and option exercises           ($151,249)    11,879,002       ($0.02)      ($468,515)     11,879,002       ($0.05)
                                              =========    ==========       ======       ==========     ==========       =======



                                                       Three Months Ended                            Six Months Ended
                                                        December 31, 1999                            December 31, 1999
                                                        -----------------                            -----------------
                                              Income          Shares       Per Share       Income          Shares       Per Share
                                            (Numerator)   (Denominator)     Amounts      (Numerator)   (Denominator)     Amounts
                                            -----------   -------------     -------      -----------   -------------     -------

Net earnings                                  $137,687                                    ($99,592)
Preferred stock dividends                     (147,555)                                   (197,398)
                                              ---------                                   ---------
BASIC EPS
Net earnings attributable to common stock      ($9,868)    11,024,364        $0.00        $296,990)     10,160,640       ($0.03)
                                                           ==========        =====                      ==========       =======

EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                                 5,700,594                                    5,870,838
Stock options                                                   6,418                                        6,418
Stock warrants                                                      0                                            0
                                                           ----------                                   ----------

DILUTED EPS(1)
Add back Preferred stock dividends             147,555                                     197,398
Net earnings attributable to common
  stock and assumed preferred
  conversions and option exercises            $137,687     16,731,376        $0.01       ($ 99,592)    10,160,640       ($0.03)
                                              ========     ==========        =====       ==========    ==========       =======

Options to purchase 860,000 and 450,000 shares of common stock for the six months ended December 31, 2000 and 1999, respectively, were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

(1) Diluted EPS equals basic EPS for the three and six months ended December 31, 2000 and for the six months ended December 31, 1999, as the effect of dilutive securities would be anti-dilutive on loss per common share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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

         * Management believes that the results of the Company's operations for the three and six months ended December 31, 2000 indicate that management's concentrated focus on Target's business together with the Company's available resources will enable the Company to achieve the intended growth. For the three months ended December 31, 2000, Target's revenue decreased by 0.6% to $24,700,710, over the prior year's corresponding period, primarily the result of a slow down in the economy. For the six months ended December 31, 2000, Target's revenue increased by 4.9% to $46,080,751, over the prior year's corresponding period. Target's gross profit margin for the three and six months ended December 31, 2000 (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) increased by 3.3% and 1.9% over the prior year's corresponding period, respectively. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and exclusive forwarders (previously referred to as independent agents) and reducing fixed selling, general and administrative costs to improve the Company's net income.

RESULTS OF OPERATIONS

         The following discussion relates to the results of operation of the Company for the three and six month periods ended December 31, 2000, compared to results of operation for the three and six month periods ended December 31, 1999.

Three Months ended December 31, 2000 and 1999
---------------------------------------------

         Operating Revenue. Operating revenue decreased to $24.7 million for the three months ended December 31, 2000 from $24.9 million for the three months ended December 31, 1999, a 0.6% decrease, due to decreased freight volume, primarily the result of a slow down in the economy.

     Cost of Transportation. Cost of transportation decreased to 67.5% of operating revenue for the three month period ended December 31, 2000 from 70.8% of operating revenue for the three month period ended December 31, 1999. This decrease was primarily due to better purchasing of transportation with key carrier vendors.

         Gross Profit. As a result of the factors described above, gross profit for the three month period ended December 31, 2000 increased to 32.5% from 29.2% of operating revenue for the three month period ended December 31, 1999, an 11.3% increase.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 32.9% of operating revenue for the three months ended December 31, 2000, from 28.3% of operating revenue for the three months ended December 31, 1999. This increase was within the Company's Target subsidiary, where selling, general and administrative expenses (excluding exclusive forwarder commission expense) were 14.5% of operating revenue for the three months ended December 31, 2000 and 12.7% for the period ended December 31, 1999, a 14.2% increase. This increase was primarily due to increased labor costs, and additional sales, marketing, and logistics staffing. Exclusive forwarder commission expense was 16.7% and 13.7% of operating revenue for the three months ended December 31, 2000 and 1999, respectively, a 21.9% increase, resulting from increases in forwarder agent freight volume.

         Net Income. The Company realized a net loss of ($151,249) for the three months ended December 31, 2000, compared to a net profit of $137,687 for the three months ended December 31, 1999.

Six Months ended December 31, 2000 and 1999
-------------------------------------------

         Operating Revenue. Operating revenue increased to $46.1 million for the six months ended December 31, 2000 from $43.9 million for the six months ended December 31, 1999, a 4.9% increase, due to increased freight volume.

     Cost of Transportation. Cost of transportation decreased to 66.9% of operating revenue for the six month period ended December 31, 2000 from 68.8% of operating revenue for the six month period ended December 31, 1999. This decrease was primarily due to better purchasing of transportation with key carrier vendors.

         Gross Profit. As a result of the factors described above, gross profit for the six month period ended December 31, 2000 increased to 33.1% from 31.2% of operating revenue for the six month period ended December 31, 1999, a 6.1% increase.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 33.9% of operating revenue for the six months ended December 31, 2000, from 31.6% of operating revenue for the six months ended December 31, 1999. This increase was within the Company's Target subsidiary, where selling, general and administrative expenses (excluding exclusive forwarder commission expense) were 15.5% of operating revenue for the six months ended December 31, 2000 and 14.8% for the period ended December 31, 1999, a 4.7% increase. This increase was primarily due to increased labor costs, and additional sales, marketing and logistics staffing. Exclusive forwarder commission expense was 16.6% and 14.9% of operating revenue for the six months ended December 31, 2000 and 1999, respectively, an 11.4% increase, resulting from increases in forwarder agent freight volume.

LIQUIDITY AND CAPITAL RESOURCES

         General. During the six months ended December 31, 2000, net cash provided by operating activities was $787,000. Cash used in investing activities was $156,999. Cash used in financing activities was $796,573, which primarily consisted of repayments under the Company's accounts receivable financing facility and the payment of dividends

         Currently, approximately $1.5 million of the Company's outstanding accounts payable represent unsecured trade payables of closed subsidiaries which, at this time, the Company continues to carry on its books.

         Capital expenditures. Capital expenditures for the six months ended December 31, 2000 were $156,999.

         GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interests rate of the GMAC Facility is prime plus 1%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of December 31, 2000, the amount available for borrowing under the GMAC Facility was approximately $7,354,202, of which $4,038,798 (55%) was outstanding. The GMAC Facility expires on January 14, 2003.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and cash on hand. As of December 31, 2000, the Company had $3,315,404 available under its $10 million accounts receivable financing facility and approximately $5,888,863 from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and competition, none of which can be predicted with certainty.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         On  December  1,  2000,   the  Company  held  its  Annual   Meeting  of
Shareholders. The only matters submitted to the shareholders for a vote were the election of directors.

         The nominees submitted for election as directors were Michael Barsa, Christopher A. Coppersmith, Brian K. Coventry, Philip J. Dubato and Stuart Hettleman. At least 9,860,000 shares were voted in favor of each director, and no more than 150,639 shares were voted to withhold approval of any director. As a result, Messrs. Barsa, Coppersmith, Coventry, Dubato, and Hettleman were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

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

10.3      Letter amendment to GMAC Facility Agreement, dated January 25, 2001

10.4 Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits
          10.7 and 10.8 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000, File No.0-29754)

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

Dated: February 14, 2001                 TARGET LOGISTICS, INC.
                                         Registrant


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