Form 10-Q
period 2001-03-31
TARGET LOGISTICS INC
filed 2001-05-15
CIK 1009480

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2001

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

At May 14, 2001, the number of shares outstanding of the registrant's common stock was 11,879,002.

                                TABLE OF CONTENTS




Part I - Financial Information                                             Page

         Item 1. Financial Statements:

                 Consolidated Balance Sheets,
                 March 31, 2001 (unaudited) and June 30, 2000 (audited)      3

                 Consolidated Statements of Operations
                 for the Three Months Ended
                 March 31, 2001 and 2000 (unaudited)                         4

                 Consolidated Statement of Operations
                 for the Nine Months Ended
                 March 31, 2001 and 2000 (unaudited)                         5

                 Consolidated   Statements  of  Shareholders'
                 Equity  for the Year  Ended  June  30,  2000
                 (audited)  and the Nine  Months  Ended March
                 31, 2001 (unaudited)                                        6

                 Consolidated Statements of Cash Flows
                 for the Nine Months Ended December 31,
                 2001 and 2000 (unaudited)                                   7

                 Notes to Unaudited Consolidated Financial
                 Statements                                                  9

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations              11


Part II - Other Information

        Item 6. Exhibits and Reports on Form 8-K                            14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                             March 31, 2001        June 30, 2000
                                                                             --------------        -------------
                                 ASSETS                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $5,295,140            $6,055,104
Accounts receivable, net of allowance for doubtful
  accounts of $1,757,897 and $1,630,768, respectively
                                                                                15,978,427            15,149,824
Deferred income taxes                                                            2,227,620             1,972,411
Prepaid expenses and other current assets                                          109,314                32,361
                                                                                ----------            ----------
          Total current assets                                                  23,610,501            23,209,700
PROPERTY AND EQUIPMENT, net                                                        659,996               575,186
OTHER ASSETS                                                                       250,642               268,615
DEFERRED INCOME TAXES                                                              183,694               183,694
GOODWILL, net of accumulated amortization of
  $2,970,272 and $2,523,371, respectively                                       11,984,751            12,431,652
                                                                                ----------            ----------
          Total assets                                                         $36,689,584           $36,668,847
                                                                               ===========           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $3,764,094            $3,908,883
Accrued expenses                                                                 2,425,341             2,030,224
Accrued transportation expenses                                                  8,047,462             7,614,884
Taxes payable                                                                       54,044                78,830
Note payable to bank                                                             5,404,240             4,636,821
Dividends payable                                                                   54,352               116,064
Lease obligation-current portion                                                    73,227                88,600
                                                                                ----------            ----------
          Total current liabilities                                             19,822,760            18,474,306
LEASE OBLIGATION--LONG-TERM                                                         52,591                92,374
                                                                                ----------            ----------
Total liabilities                                                              $19,875,351           $18,566,680

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
  320,696 shares issued and outstanding                                          3,206,960             3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
  12,613,953 shares issued and outstanding                                         126,139               126,139
Paid-in capital                                                                 23,905,248            23,905,248
Accumulated deficit                                                             (9,779,309)           (8,491,375)
Less:  Treasury stock, 734,951 shares held at cost                                (644,805)             (644,805)
                                                                                ----------            ----------
          Total shareholders' equity                                            16,814,233            18,102,167
          Total liabilities and shareholders' equity                           $36,689,584           $36,668,847
                                                                               ===========           ===========

                  The accompanying notes are an integral part
                     of these consolidated balance sheets.

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                             Three months ended March 31,
                                                                             ----------------------------
                                                                                2001              2000
                                                                                ----              ----

Operating revenues                                                          $22,864,467       $20,553,649

Cost of transportation                                                       15,468,266        13,712,583
                                                                             ----------        ----------
Gross profit                                                                  7,396,201         6,841,066

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                         3,887,323         3,271,582
  SG&A - Target subsidiary                                                    3,872,565         3,663,157
  SG&A - Corporate                                                              224,416           148,847
  Depreciation and amortization                                                 215,431           241,809
                                                                              ---------         ---------
Selling, general and administrative expenses                                  8,199,735         7,325,395

Operating loss                                                                 (803,534)         (484,329)

Other expense:
  Interest expense                                                              (60,940)          (33,122)
                                                                              ---------         ---------

Loss before income taxes                                                       (864,474)         (517,451)
Benefit for income taxes                                                       (255,209)         (186,283)
                                                                              ---------         ---------
Net loss                                                                      $(609,265)        $(331,168)
                                                                              =========         =========

Net loss per share:
  Basic                                                                          ($0.06)           ($0.03)
                                                                                 ======            ======
  Diluted(1)                                                                     ($0.06)           ($0.03)
                                                                                 ======            ======
Weighted average shares outstanding:
  Basic                                                                      11,879,002        11,879,002
                                                                             ==========        ==========
  Diluted(1)                                                                 11,879,002        11,879,002
                                                                             ==========        ==========

(1) Diluted loss per share for the three months ended March 31, 2001 and 2000 are anti-dilutive.

                  The accompanying notes are an integral part
                       of these consolidated statements.


                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                     Nine Months ended March 31,
                                                                                     ---------------------------
                                                                                       2001              2000
                                                                                       ----              ----

Operating revenues                                                                 $68,945,218       $64,488,698

Cost of transportation                                                              46,311,558        43,928,380
                                                                                   -----------       -----------

Gross profit                                                                        22,633,660        20,560,318

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                               11,516,532         9,816,453
  SG&A - Target subsidiary                                                          11,006,870        10,177,699
  SG&A - Corporate                                                                     600,089           492,358
  Depreciation and amortization                                                        679,799           722,679
                                                                                   -----------       -----------
          Selling, general and administrative expenses                              23,803,290        21,209,189

Operating loss                                                                      (1,169,630)         (648,871)

Other expense:
  Interest expense                                                                    (163,359)          (24,192)
                                                                                   -----------       -----------

Loss before income taxes                                                            (1,332,989)         (673,063)
Benefit for income taxes                                                              (255,209)         (242,303)
                                                                                   -----------       -----------
Net Loss                                                                           $(1,077,780)        $(430,760)
                                                                                  ------------        ----------

Net loss per share:
  Basic                                                                                 ($0.11)           ($0.06)
                                                                                        ======            ======
  Diluted(1)                                                                            ($0.11)           ($0.06)
                                                                                        ======            ======

Weighted average shares outstanding:
  Basic                                                                             11,879,002        10,729,262
                                                                                    ==========        ==========
  Diluted(1)                                                                        11,879,002        11,879,002
                                                                                    ==========        ==========


(1) Diluted loss per share for the nine months ended March 31, 2001 and 2000 are anti-dilutive.

                  The accompanying notes are an integral part
                       of these consolidated statements.


                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2000 AND THE
                 THREE MONTHS ENDED MARCH 31, 2001 (UNAUDITED)


                               Preferred Stock        Common Stock       Additional     Treasury Stock
                               ---------------        ------------        Paid-in       --------------     Accumulated
                             Shares      Amount     Shares     Amount     Capital     Shares     Amount      Deficit       Total
                             ------      ------     ------     ------     -------     ------     ------      -------       -----

Balance, June 30, 1999       427,207  $4,272,070  10,031,868  $100,318  $22,877,209 (839,855)  ($654,935) ($6,937,598) $19,657,064

Cash dividends associated
   with the Class A, C and
   D Preferred Stock               -           -           -         -            -        -           -     (357,172)    (357,172)

Common Stock issued in
   connection with the
   conversion of Class D    (106,511) (1,065,110)  2,582,085    25,821    1,039,289        -           -            -            -
   Preferred Stock

Purchase of Treasury Stock         -           -           -         -            -   (1,400)     (1,120)           -       (1,120)
   at cost

Treasury Stock retired,            -           -           -         -      (11,250) 106,304      11,250            -            -
 at cost

Net loss                           -           -           -         -            -        -           -   (1,196,605)  (1,196,605)
                             -------  ----------  ----------  --------  ----------- --------   ---------  -----------  -----------

Balance, June 30, 2000        20,696  $3,206,960  12,613,953  $126,139  $23,905,248 (734,951)  ($644,805) ($8,491,375) $18,102,167

Cash dividends associated
   with the Class A, C and
   D Preferred Stock               -           -           -         -            -        -           -     (210,154)    (210,154)

Net loss                           -           -           -         -            -        -           -   (1,077,780   (1,077,780)
                             -------  ----------  ----------  --------  ----------- --------   ---------  -----------  -----------

Balance, March 31, 2001      320,696  $3,206,960  12,613,953  $126,139  $23,905,248 (734,951)  ($644,805) ($9,779,309) $16,814,233
                             =======  ==========  ==========  ========  =========== ========   =========  ===========  ===========

                  The accompanying notes are an integral part of these consolidated financial statements.


                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                        Nine Months Ended March 31,
                                                                                        ---------------------------
                                                                                       2001                     2000
                                                                                       ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         ($1,077,780)              ($430,760)
Bad debt expense                                                                       127,129                 342,785
Depreciation and amortization                                                          679,799                 714,201
Deferred income taxes                                                                 (255,209)               (242,303)
Adjustments to reconcile net income to net cash used in operating activities-
   Increase in accounts receivable                                                    (955,732)             (3,867,176)
   Increase in prepaid expenses and other current assets                               (76,953)                 (6,506)
   Decrease (increase) in other assets                                                  17,973                  (2,000)
   Increase in accounts payable and accrued expenses                                   658,120                 322,117
                                                                                      --------               ---------
          Net cash used in operating activities                                       (882,653)             (3,169,642)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                   (317,708)               (289,618)
                                                                                      --------               ---------
         Net cash used in investing activities                                        (317,708)               (289,618)
                                                                                      --------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                        (271,866)               (360,486)
Purchase of treasury stock                                                                 ---                  (1,120)
Borrowing from note payable to bank                                                 62,302,749              58,222,030
Repayment of note payable to bank                                                  (61,535,330)            (56,513,499)
Repayment of long-term debt                                                                ---                 (10,500)
Payment of lease obligations                                                           (55,156)                 91,050
                                                                                   -----------              ----------
Net cash provided by financing activities:                                             440,397               1,427,475
                                                                                   -----------              ----------

          Net decrease in cash and cash equivalents                                  ($759,964)            ($2,031,785)

CASH AND CASH EQUIVALENTS, beginning of the period                                   6,055,104               7,881,595
                                                                                    ----------              ----------

CASH AND CASH EQUIVALENTS, end of the period                                        $5,295,140              $5,849,810
                                                                                    ==========              ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                              $393,038                $253,241
Income taxes                                                                        $    1,950                 $18,036

                  The accompanying notes are an integral part of these consolidated financial statements.



                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES


                                                                                       Nine Months Ended March 31,
                                                                                       ---------------------------

                                                                                     2001                      2000
                                                                                     ----                      ----

TIA, Inc. conversion of 106,511 Class D Preferred Shares                                -                  $(1,065,110)
Issuance of Common Stock for TIA, Inc. Conversion of 106,511
   Class D Preferred Shares                                                             -                  $    25,821































                  The accompanying notes are an integral part of these consolidated financial statements.





                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 2001 and their consolidated results of operations and cash flows for the three and nine months ended March 31, 2001 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2000.

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

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the three and nine months ended
March 31, 2001 and 2000 is as follows:

                                                       Three Months Ended                            Nine Months Ended
                                                         March 31, 2001                               March 31, 2001
                                                         --------------                               --------------
                                              Income          Shares        Per Share      Income          Shares       Per Share
                                            (Numerator)   (Denominator)      Amounts     (Numerator)   (Denominator)     Amounts
                                            -----------   -------------      -------     -----------   -------------     -------

Net earnings                                 ($609,265)                                 ($1,077,780)
Preferred stock dividends                      (48,760)                                    (210,154)
                                             ---------                                  -----------
BASIC EPS
Net earnings attributable to
   common stock                              ($658,025)    11,879,002         ($0.06)   ($1,287,934)    11,879,002       ($0.11)
                                                           ==========         ======                    ==========       ======
EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                                 6,109,033                                    6,720,480
Stock options                                                   6,291                                        6,291
Stock warrants                                                      0                                            0
                                                            ---------                                    ---------
DILUTED EPS(1)
Add back Preferred stock dividends              48,760                                      210,154
Net earnings attributable to common
  stock and assumed preferred
  conversions and option exercises           ($609,265)    11,879,002         ($0.06)   ($1,077,780)    11,879,002       ($0.11)



                                                       Three Months Ended                            Nine Months Ended
                                                         March 31, 2000                               March 31, 2000
                                                         --------------                               --------------
                                              Income          Shares        Per Share      Income          Shares       Per Share
                                            (Numerator)   (Denominator)      Amounts     (Numerator)   (Denominator)     Amounts
                                            -----------   -------------      -------     -----------   -------------     -------

Net earnings                                 ($331,168)                                   ($430,760)
Preferred stock dividends                     ( 49,302)                                    (246,700)
                                             ---------                                  -----------
BASIC EPS
Net earnings attributable to
   common stock                              ($380,470)    11,879,002          $0.03      ($677,460)    10,729,262       ($0.06)
                                                           ==========         ======                    ==========       ======
EFFECT OF DILUTIVE SECURITIES(1)
Convertible Preferred Stock                                 4,376,454                                    5,376,333
Stock options                                                   6,426                                        6,426
Stock warrants                                                      0                                            0
                                                            ---------                                    ---------
DILUTED EPS(1)
Add back Preferred stock dividends              49,302                                      246,700
Net earnings attributable to common
  stock and assumed preferred
  Conversions and option exercises           ($331,168)    11,879,002          $0.03      ($430,760)    10,729,262       ($0.06)
                                             =========     ==========          =====      =========     ==========       ======

     Options to purchase 860,000 and 450,000 shares of common stock for the nine months ended March 31, 2001 and 2000, respectively, were not included in the computation of diluted EPS because the exercise price of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

(1) Diluted EPS equals basic EPS for the three and nine months ended March 31, 2001 and 2000, as the effect of dilutive securities would be anti-dilutive on loss per common share.


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

Overview

         The Company generated operating revenues of $84.1 million, $51.7 million, and $97.8 million and had a net loss of $1.2 million and a net profit of $14.0 million and $7.4 million for the fiscal years ended June 30, 2000, 2000, 1998, respectively. The fiscal year 1999 results include a $16.6 million gain (net of tax) arising from the sale by the Company of its Caribbean Air Services ("CAS") subsidiary (the "CAS Sale") which closed on July 13, 1998, and the fiscal year 1998 results include a $7.6 million net income tax benefit arising from the CAS Sale. The Company had consolidated earnings (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately ($55,000), $22.0 million, and $2.6 million, for the fiscal years ended June 30, 2000, 1999, and 1998, respectively.

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

         * For the three months ended March 31, 2001, Target's revenue increased by 11.2% to $22,864,467, over the prior year's corresponding period. For the nine months ended March 31, 2001, Target's revenue increased by 6.9% to $68,945,218, over the prior year's corresponding period. While Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three months ended March 31, 2001 decreased by 3.0% due to a higher cost of transportation for Target's international air export freight movement, gross profit for the nine months ended March 31, 2001 increased by 2.8% over the prior year's corresponding period. Management believes that the overall results of the Company's operations for the three and nine months ended March 31, 2001 indicate that management's concentrated focus on Target's business together with the Company's available resources will enable the Company to achieve the intended growth. Management intends to continue to work on improving Target's gross profit margins while focusing on increasing operating revenue by adding quality sales personnel and exclusive forwarders (previously referred to as independent agents) and reducing fixed selling, general and administrative costs to improve the Company's net income.

Results of Operations

         The following discussion relates to the results of operation of the Company for the three and nine month periods ended March 31, 2001, compared to results of operation for the three and nine month periods ended March 31, 2000.

Three Months ended March 31, 2001 and 2000
------------------------------------------

         Operating Revenue. Operating revenue increased to $22.9 million for the three months ended March 31, 2001 from $20.6 million for the three months ended March 31, 2000, an 11.2% increase, due to increased freight volume.

         Cost of Transportation. Cost of transportation increased to 67.7% of operating revenue for the three month period ended March 31, 2001 from 66.7% of operating revenue for the three month period ended March 31, 2000. This increase was primarily due to a higher cost of transportation for Target's international air export freight movement.

         Gross Profit. As a result of the factors described above, gross profit for the three month period ended March 31, 2001 decreased to 32.3% from 33.3% of operating revenue for the three month period ended March 31, 2000, a 3.0% decrease.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 35.9% of operating revenue for the three months ended March 31, 2001, from 35.6% of operating revenue for the three months ended March 31, 2000. This increase was within the Company's Target subsidiary, where exclusive forwarder commission expense was 17.0% and 15.9% of operating revenue for the three months ended March 31, 2001 and 2000, respectively, a 6.9% increase, resulting from increases in forwarder agent freight volume.

         Net Income. The Company realized a net loss of ($609,265) for the three months ended March 31, 2001, compared to a net loss of ($331,168) for the three months ended March 31, 2000.

Nine Months ended March 31, 2001 and 2000
-----------------------------------------

         Operating Revenue. Operating revenue increased to $68.9 million for the nine months ended March 31, 2001 from $64.5 million for the nine months ended March 31, 2000, a 6.9% increase, due to increased freight volume.

         Cost of Transportation. Cost of transportation decreased to 67.2% of operating revenue for the nine month period ended March 31, 2001 from 68.1% of operating revenue for the nine month period ended March 31, 2000. This decrease was primarily due to better pricing on purchased transportation from key carrier vendors.

         Gross Profit. As a result of the factors described above, gross profit for the nine month period ended March 31, 2001 increased to 32.8% from 31.9% of operating revenue for the nine month period ended March 31, 2000, a 2.8% increase.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 34.5% of operating revenue for the nine months ended March 31, 2001, from 32.9% of operating revenue for the nine months ended March 31, 2000. This increase was within the Company's Target subsidiary, where exclusive forwarder commission expense was 16.7% and 15.2% of operating revenue for the nine months ended March 31, 2001 and 2000, respectively, a 9.9% increase, resulting from increases in forwarder agent freight volume.

Liquidity and Capital Resources

         General. During the nine months ended March 31, 2001, net cash used in operating activities was $882,653. Cash used in investing activities was $317,708. Cash provided by financing activities was $440,397, which consisted of borrowings under the Company's accounts receivable financing facility.

         Currently, approximately $1.5 million of the Company's outstanding accounts payable represent unsecured trade payables of closed subsidiaries which, at this time, the Company continues to carry on its books.

         Capital expenditures. Capital expenditures for the nine months ended March 31, 2001 were $317,708.

         GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interests rate of the GMAC Facility is prime plus 1%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of March 31, 2001, the amount available for borrowing under the GMAC Facility was approximately $7,641,241, of which $5,404,240 (71%) was outstanding. The GMAC Facility expires on January 14, 2003.

         * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and cash on hand. As of March 31, 2001, the Company had $2,237,001 available under its $10 million accounts receivable financing facility and approximately $5,295,140 from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and competition, none of which can be predicted with certainty.

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

     4.4 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)

     4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)

     4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)

     4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)

     10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)

     10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial
          Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to
          Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2000, File No. 0-29754)

     10.3 Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000, File No. 0-29754)

     10.4 Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits
          10.7 and 10.8 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000, File No. 0-29754)

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

Dated: May 14, 2001                      TARGET LOGISTICS, INC.
                                              Registrant


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