Form 10-K
period 2001-06-30
TARGET LOGISTICS INC
filed 2001-09-28
CIK 1009480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________.

                        Commission file number: 0-29754

                             TARGET LOGISTICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         11-3309110
---------------------------------                     --------------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                        Identification No.)

112 East 25th Street, Baltimore, Maryland                      21218
-----------------------------------------             --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (410) 338-0127

                   Securities registered pursuant to Section
                               12(b) of the Act:

Title of Class                         Name of Each Exchange on Which Registered
     None                                               None
--------------                         -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                          Common Stock, $.01 par value
                   Redeemable Common Stock Purchase Warrants

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 20, 2001 was $788,655.

The number of shares of common stock outstanding as of September 20, 2001 was 11,879,002

                      DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 2001 Annual Meeting of Shareholders (to be filed).

                             TARGET LOGISTICS, INC.
                        2001 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                                            Page
                                                                            ----

                                     PART I

Item 1.    Business                                                           3
Item 2.    Properties                                                         5
Item 3.    Legal Proceedings                                                  5
Item 4.    Submission of Matters to a Vote of Security Holders                5

           Executive Officers of the Registrant                               6


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                7
Item 6.    Selected Financial Data                                            8
Item 7.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                               8
Item 7A.   Quantitative And Qualitative Disclosures About Market Risk        11
Item 8.    Financial Statements and Supplementary Data                       11
Item 9.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosures                           11


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                12
Item 11.   Executive Compensation                                            12
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                                  12
Item 13.   Certain Relationships and Related Transactions                    12


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                       13

                                     PART I


ITEM  1. BUSINESS

Background
----------

     Target Logistics, Inc. ("Company") provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Logistic Services, Inc. ("Target"). Prior to July 13, 1998, the Company also provided services through its wholly-owned subsidiary, Caribbean Air Services, Inc. ("CAS"). The Company has a network of offices in 32 cities throughout the United States.

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

Description of Business
-----------------------

     The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shipper's location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds and generally requiring second-day delivery. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 31 cities throughout the United States, including exclusive agency relationships in 17 cities. The Company has international freight forwarding operations consisting of strategic relationships in over 20 countries including share ownership in its exclusive agents in China, Hong Kong, Philippines and Singapore. The Company has developed an expertise in material supply logistics to manufacturing concerns, and expanded its facilities and capabilities to accommodate rapid growth in this specialty. Currently, the Company maintains material supply warehouses in Los Angeles and El Paso, and through its agents in Wuxi/China, Penang/Malaysia, and Singapore. Current trends in electronic manufacturing show that this area will continue to rapidly grow worldwide and the Company has established an excellent reputation as a supply chain specialist.

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

     International Operations. The Company's international operations consist of air and ocean freight movements imported to and exported from the Company's Target subsidiaries network of offices in the United States. During the fiscal year ended June 30, 2001, the Company's international freight forwarding accounted for 27.6% of the Company's operating revenue.

Customers and Marketing
-----------------------

     The Company's principal customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, computer software and wearing apparel. As of June 30, 2001, the Company had approximately 4,614 accounts.

     The Company markets its services through an organization of approximately 20 full-time salespersons and 31 independent sales agents supported by the sales efforts of senior management, and the operations staff in the Company's offices. The Company strongly promotes team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. The Company staffs each office with operational employees to provide support for the sales team, develop frequent contact with the customer's traffic department, and maintain customer service. The Company believes that it is important to maintain frequent contact with its customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

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

Employees
---------

     The Company and its subsidiaries had approximately 196 full-time employees as of June 30, 2001. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relations with its employees to be good.

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


ITEM 2.  PROPERTIES
         ----------

     As of June 30, 2001, the Company leased terminal facilities consisting of office and warehouse space in 14 cities located in the United States, and also utilized 17 offices operated by exclusive agents. The Company's facilities range in size from approximately 1,000 square feet to approximately 100,000 square feet and consist of offices and warehouses with loading bays. All of such properties are leased from third parties. The Company's headquarters are located in Baltimore, Maryland, and its principal warehouse facility is located in Los Angeles, California, and consists of approximately 100,000 square feet of floor space leased pursuant to the terms of a lease which expires in July 2002. Management believes that its current facilities are underutilized and are more than sufficient for its planned growth.

The Company has an additional 13 terminal facilities in the following locations:

      Atlanta, Georgia                  Memphis, Tennessee
      Charlotte, North Carolina         Miami, Florida
      Chicago, Illinois                 Newark, New Jersey
      Dallas, Texas                     New York, New York
      El Paso, Texas                    Raleigh, North Carolina
      Greensboro, North Carolina        Seattle, Washington
      Houston, Texas


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     The Company, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a listing of the executive officers of the Company as of June 30, 2001. There are no family relationships between any Directors and Officers of the Company.

NAME                              AGE               POSITION

Stuart Hettleman...............    51     President and Chief Executive
                                          Officer

Philip J. Dubato...............    45     Vice President, Chief Financial
                                          Officer and Secretary

Christopher Coppersmith........    51     President and Chief Executive Officer,
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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The  Company's  common  stock,  $.01 par value  (the  "Common  Stock")  and
Redeemable Common Stock Purchase Warrants (the "Warrants") trade on the Over-The-Counter (OTC) market under the symbols TARG and TARGW, respectively. The warrants expired on June 28, 2001.

     The following table shows the high and low sales prices of the Common Stock and Warrants for each of the quarters during the fiscal years indicated, as available through the OTC market. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. There have been no dividends declared.

                                               COMMON STOCK                  WARRANTS

   Fiscal Year Ended June 30, 2000
   First Quarter                          High    -    7/8             High    -   1/25
                                          Low     -    3/50            Low     -   0

   Second Quarter                         High    -    7/10            High    -   1/50
                                          Low     -    45/100          Low     -   0

   Third Quarter                          High    -    7/8             High    -   1/25
                                          Low     -    1/2             Low     -   0

   Fourth Quarter                         High    -    13/16           High    -   1/50
                                          Low     -    13/32           Low     -   0

   Fiscal Year Ended June 30, 2001
   First Quarter                          High    -    53/100          High    -   0
                                          Low     -    36/100          Low     -   0

   Second Quarter                         High    -    45/100          High    -   0
                                          Low     -    23/100          Low     -   0

   Third Quarter                          High    -    47/100          High    -   0
                                          Low     -    25/100          Low     -   0

   Fourth Quarter                         High    -    36/100          High    -   0
                                          Low     -    25/100          Low     -   0


     On September 20, 2001 there were 747 shareholders of record of the Company's Common Stock. The closing price of the Common Stock on that date was $0.20 per share.

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

                             TARGET LOGISTICS, INC.
                     (in thousands, except per share data)


                                                                        Year Ended June 30,
                                               -------------------------------------------------------------------
                                                    1997            1998          1999         2000          2001
Statement  of Operations Data:
    Operating revenue                          $   75,352       $   97,784    $   51,720    $  84,088    $   90,143
    Cost of transportation                         56,884           73,599        34,790       56,949        60,912
                                               ----------       ----------    ----------    ---------    ----------
    Gross profit                                   18,468           24,185        16,930       27,139        29,231
    Selling, general & administrative
      expenses                                     24,300           23,012        21,304       28,183        31,552
    Restructuring charge                           (3,407)               -             -            -             -
    Operating income (loss)                    $   (9,239)      $    1,173    $   (4,374)   $  (1,044)   $   (2,321)
    Gain on sale of subsidiary                          -                -        24,832            -             -
    Net income (loss)                          $  (10,508)      $    7,404    $   14,016    $  (1,197)   $   (1,772)
    Net income (loss) per common share         $    (1.74)      $     0.90    $     1.63    $   (0.14)   $    (0.18)

Balance Sheet Data:
    Total assets                               $   29,821       $   38,547    $   34,932    $  36,669    $   36,484
    Working capital (deficit)                     (12,541)         ( 2,340)        5,717        4,735           536
    Current liabilities                            27,158           26,085        15,251       18,474        20,440
    Long-term indebtedness                          4,094            4,138            24           92            34
    Shareholders' equity (deficit)             $   (1,430)      $    8,324    $   19,657    $  18,102      $ 16,010


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

     This Annual Report on Form 10-K contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company's historic losses and ability to achieve operating profitability, (ii) the Company's ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (iii) competitive practices in the industries in which the Company competes, (iv) the Company's dependence on current management, (v) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular, (vi) general economic conditions, and (vii) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. In addition, the effects on the air freight industry of the September 11, 2001 terrorist attacks in New York, Washington and Pennsylvania are unknown at this time. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

Overview
--------

     The Company generated operating revenues of $90.1 million, $84.1 million, and $51.7 million, and had a net and loss of $1.5 million, $1.2 million and a net profit of $14.0 million for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. The fiscal year 1999 results include a $16.6 million gain (net of tax) arising from the CAS Sale which closed on July 13, 1998, and the fiscal year 1998 results include a $7.6 million net income tax benefit arising from the CAS sale.

     The Company had (losses) or earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately ($1.4 million), ($0.06), and $21.4 million, for the fiscal years ended June 30, 2001, 2000, and 1999 respectively. (As stated above, the fiscal 1999 and 1998 results include gains and benefits arising from the CAS Sale.) EBITDA, like operating income, does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. The Company excludes all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company's results, it is not intended to replace any presentation included in the Company's consolidated financial statements.

     * Management believes that the Company's revenue growth for the fiscal year ended June 30, 2001 indicate that management's concentrated focus on Target's business together with the Company's available resources will enable the Company to achieve growth. In addition, for the year ended June 30, 2001, Target's gross profit margin (i.e., gross operating revenue less cost of transportation expressed as a percentage of gross operating revenue) increased slightly from the 2000 period. Management continues to believe that its focus on increasing revenues and gross profit margin will restore the Company to profitability. Management intends to continue to work on growing revenue by increasing both sales generated by the Company's employed sales personnel and sales generated by exclusive forwarders (previously referred to as independent agents). Management also intends to continue to work on improving Target's gross profit margins by reducing fixed selling, general and administrative costs.

Results of Operations
---------------------

Years ended June 30, 2001 and 2000

     Operating Revenue. Operating revenue increased to $90.1 million for the year ended June 30, 2001 from $84.1 million for the year ended June 30, 2000, a 7.2% increase, due to increased domestic freight volume. Domestic revenue increased by 16.3% to $65,255,740 for the year ended June 30, 2001 from $56,093,399 for the year ended June 30, 2000, while international revenue decreased by 11.1% to $24,887,462 for the year ended June 30, 2001 from $27,994,796 for the year ended June 30, 2000, primarily the result of decreases in air export and import freight volume.

     Cost of Transportation. Cost of transportation decreased slightly to 67.6% of operating revenue for the year ended June 30, 2001 from 67.7% of operating revenue for the year ended June 30, 2000.

     Gross Profit. As a result of the factors described in the previous paragraph, gross profit for the year ended June 30, 2001 increased slightly to 32.4% of operating revenue from 32.3% of operating revenue for the year ended June 30, 2000.

     Selling, General and Administrative Expenses. Selling, general, and administrative expenses increased to 35.0% of operating revenue for the year ended June 30, 2001, from 33.5% of operating revenue for the year ended June 30, 2000. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 16.7% of operating revenue for the year ended June 30, 2001 and 16.3% for the year ended June 20, 2000, a 2.5% increase. This increase was primarily due to increased operating labor costs to handle the increased freight volume and increased selling labor cost resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 16.4% and 15.2% of operating revenue for the year June 30, 2001 and 2000, respectively, a 7.9% increase, resulting from increases in forwarder agent freight volume.

     Net Loss. The Company realized a net loss of ($1,771,583) for the year ended June 30, 2001, compared to a net loss of ($1,196,605) for the year ended June 30, 2000.

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

     Net (Loss)/Income. The Company realized a net loss of ($1,196,605) for the year ended June 30, 2000, compared to a net income of $14,016,436 for the year ended June 30, 1999. The 1999 results included a $16.6 million gain (net of tax) arising from the CAS Sale, which closed on July 13, 1998.

Liquidity and Capital Resources
-------------------------------

     General. During the year ended June 30, 2001, net cash used in operating activities was $766,541. Cash used in investing activities was $450,694. Cash provided by financing activities was $649,024, which primarily consisted of borrowings under the Company's accounts receivable financing facility.

     Currently, approximately $1.5 million of the Company's outstanding accounts payable represent unsecured trade payables of closed subsidiaries.

     Capital expenditures. Capital expenditures for the fiscal year ended June 30, 2001 were $450,694.

     GMAC Facility. During the year ended June 30, 2001, the Company's Target subsidiary maintained a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interest rate of the GMAC Facility is prime plus 1%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of June 30, 2001, there were outstanding borrowings of $5,679,912 under the GMAC Facility (which represented 82% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $6,967,000. The GMAC Facility expires on January 14, 2003.

     * Working Capital Requirements. Cash needs of the Company are currently met by funds generated from operations, the Company's accounts receivable financing facility, and funds remaining from the CAS Sale. As of June 30, 2001, the Company had $1,286,983 available under its $10 million accounts receivable financing facility and approximately $5,486,893 in cash from operations and remaining proceeds from the CAS Sale. The Company believes that its current financial resources will be sufficient to finance its operations and obligations

(current and long-term liabilities) for the long and short terms. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and, competition, none of which can be predicted with certainty.

Inflation
---------

     The Company does not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on its operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The Company's principal financial instrument is long-term debt under the GMAC Facility which provides for interest at the prime rate plus 1%. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under the GMAC Facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 2001, an aggregate principal amount of $5,679,912 was outstanding under the GMAC Facility bearing interest at an annual rate of 7.75%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, the Company would pay or save, respectively, an additional $28,400 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 14(a) of this Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES
         ------------------------------------------------

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information with respect to the identity and business experience of the directors of the Company and their remuneration in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2001 Annual Meeting of Shareholders, is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2001 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2001 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2001 Annual Meeting of Shareholders.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K
         -----------------------------------------------------------------

(a)  1.  Financial Statements
         --------------------

                                                                            Page
                                                                            ----

Report of Independent Public Accountants                                    F-1
Consolidated Balance Sheets as of June 30, 2001 and 2000                    F-2
Consolidated Statements of Operations for the Years Ended
   June 30, 2001, 2000, and 1999                                            F-3
Consolidated Statements of Shareholders' Equity for the
   Years Ended June 30, 2001, 2000, and 1999                                F-4
Consolidated Statements of Cash Flows for the Years Ended
   June 30, 2001, 2000, and 1999                                            F-5
Notes to Consolidated Financial Statements                                  F-7

(a)  2.  Financial Statement Schedules
         -----------------------------

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

4.4 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)

4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)

4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)

4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)

10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)

10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial
          Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to
          Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999, File No. 0-29754)

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

10.9 Addendum to Employment Agreement effective June 24, 1999 between Target Logistics, Inc. and Stuart Hettleman (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000, File No. 0-29754)

10.10 Asset Purchase Agreement dated as of June 15, 1998, by and among Amertranz Worldwide Holding Corp., Caribbean Air Services, Inc., and Geologistics Corporation (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated July 13, 1998, File No. 0-29754)

10.11(P)  Lease Agreement for Los Angeles Facility (incorporated by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)

21 Subsidiaries of Amertranz Worldwide Holding Corp. (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)

23        Consent of Arthur Andersen LLP

(b)       Reports on Form 8-K
          -------------------

          None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                            TARGET LOGISTICS, INC.



Date:  September 25, 2001                   By:     /s/ Stuart Hettleman
                                               ---------------------------------
                                               Stuart Hettleman
                                               President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date
---------                       -----                            ----

/s/ Stuart Hettleman            President, Chief Executive    September 25, 2001
----------------------------    Officer and Director
Stuart Hettleman


/s/ Michael Barsa               Director                      September 25, 2001
----------------------------
Michael Barsa


/s/ Brian K. Coventry           Director                      September 25, 2001
----------------------------
Brian K. Coventry


/s/ Christopher Coppersmith     Director                      September 25, 2001
----------------------------
Christopher Coppersmith


/s/ Philip J. Dubato            Vice President, Chief         September 25, 2001
----------------------------    Financial Officer,
Philip J. Dubato                Principal Accounting Officer
                                and Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Target Logistics, Inc.:

We have audited the accompanying consolidated balance sheets of Target Logistics, Inc. (a Delaware corporation), and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Target Logistics, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

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


                                            ARTHUR ANDERSEN LLP



New York, New York
August 10, 2001

                             TARGET LOGISTICS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                   June 30, 2001      June 30, 2000
                                                                                   -------------      -------------
CURRENT ASSETS:
Cash and cash equivalents                                                           $5,486,893         $6,055,104
Accounts receivable, net of allowance for doubtful accounts of
   $1,391,157 and $1,630,768, respectively                                          15,055,373         15,149,824
Deferred income taxes                                                                  245,960          1,972,411
Prepaid expenses and other current assets                                              188,135             32,361
                                                                                    ----------         ----------
                Total current assets                                                20,976,361         23,209,700
PROPERTY AND EQUIPMENT, NET                                                            725,138            575,186
OTHER ASSETS                                                                           258,717            268,615
DEFERRED INCOME TAXES                                                                2,688,040            183,694
GOODWILL, net of accumulated amortization of $3,119,239
   and $2,523,371, respectively                                                     11,835,784         12,431,652
                                                                                    ----------         ----------
                                 Total assets                                      $36,484,040        $36,668,847
                                                                                   ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                    $5,594,124         $3,908,883
Accrued expenses                                                                     2,197,726          2,030,224
Accrued transportation expenses                                                      6,713,348          7,614,884
Note payable to bank                                                                 5,679,912          4,636,821
Dividends payable                                                                      115,862            116,064
Taxes payable                                                                           65,375             78,830
Lease obligation - current portion                                                      73,909             88,600
                                                                                    ----------         ----------
                Total current liabilities                                           20,440,256         18,474,306
LEASE OBLIGATION -- LONG TERM                                                           33,624             92,374
                                                                                    ----------         ----------
                Total liabilities                                                  $20,473,880        $18,566,680
                                                                                   -----------        -----------

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS EQUITY:
Preferred Stock, $10 par value; 2,500,00 shares authorized,
   320,696 shares issued and outstanding                                             3,206,960          3,206,960
Common Stock, $.01 par value; 30,000,000 shares authorized,
   12,613,953 shares issued and outstanding                                            126,139            126,139
Paid-in capital                                                                     23,905,248         23,905,248
Accumulated deficit                                                                (10,107,172)        (8,491,375)
Less:  Treasury stock, 734,951 shares held at cost
                                                                                    ----------         ----------
                                                                                      (644,805)          (644,805)
                                                                                    ----------         ----------
                Total shareholders' equity                                          16,010,160         18,102,167
                                                                                    ----------         ----------
                Total liabilities and shareholders' equity                         $36,484,040        $36,668,847
                                                                                   ===========        ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             TARGET LOGISTICS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended           Year Ended           Year Ended
                                                          June 30, 2001         June 30, 2000        June 30, 1999
                                                          -------------         -------------        -------------

OPERATING REVENUES:
Operating revenues - Target subsidiary                     $90,143,202           $84,088,195          $50,156,285
Operating revenues - Caribbean subsidiary                            -                     -            1,563,298
                                                           -----------           -----------          -----------
  Operating revenues                                        90,143,202            84,088,195           51,719,583

COST OF TRANSPORTATION:
Cost of transportation - Target subsidiary                  60,912,272            56,948,811           33,431,246
Cost of transportation - Caribbean subsidiary                        -                     -            1,358,031
                                                           -----------           -----------          -----------
  Cost of transportation                                    60,912,272            56,948,811           34,789,277

GROSS PROFIT:
Gross profit - Target subsidiary                            29,230,930            27,139,384           16,725,039
Gross profit - Caribbean subsidiary                                  -                     -              205,267
                                                           -----------           ------------          ----------
  Gross profit                                              29,230,930            27,139,384           16,930,306

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
("SG&A"):
SG&A - Target subsidiary                                    15,025,467            13,692,166           12,454,287
SG&A - Target subsidiary
(Exclusive forwarder commissions)                           14,802,994            12,803,075            5,929,533
SG&A - Caribbean subsidiary                                          -                     -              595,338
SG&A - Corporate                                               826,886               698,635            1,491,598
Depreciation and amortization                                  896,610               989,205              833,268
                                                           -----------          ------------           ----------
  Selling, general and administrative expenses              31,551,957            28,183,081           21,304,024

Operating (loss)                                            (2,321,027)           (1,043,697)          (4,373,718)

OTHER INCOME (EXPENSE):
Interest (expense) income                                     (228,451)              (44,013)             291,510
Other income                                                         -                     -              119,291
Gain on sale of subsidiary                                           -                     -           24,832,353
                                                           -----------          ------------           ----------

(Loss) income before income taxes                           (2,549,478)           (1,087,710)          20,869,436
(Benefit) provision for income taxes                          (777,895)              108,895            6,853,000
                                                           -----------          ------------          -----------
Net (loss) income                                          $(1,771,583)         $ (1,196,605)         $14,016,436
                                                           ============         =============         ============

Net (loss) income per share:
  Basic                                                         $(0.18)               $(0.14)               $1.63
                                                                ======                ======                =====
  Diluted                                                       $(0.18)               $(0.14)               $0.99
                                                                =======               =======               =====

Weighted average shares outstanding:
  Basic                                                      11,879,002            11,015,126            8,351,386
                                                             ==========            ==========            =========
  Diluted                                                    11,879,002            11,015,126           14,121,246
                                                             ==========            ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                             TARGET LOGISTICS, INC.
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999


                                  Preferred Stock        Common Stock     Additional    Treasury Stock
                                  ---------------        ------------      Paid-In      --------------     Accumulated
                                 Shares     Amount     Shares    Amount    Capital     Shares     Amount      Deficit      Total
                                 ------     ------     ------    ------    -------     ------     ------      -------      -----
Balance, June 30, 1998          621,387 $6,213,870   8,419,094  $84,190 $22,546,331  (106,304)  $(11,250) $(20,509,373) $ 8,323,768

Common stock issued in
 connection with the
 conversion of Class C
 Preferred Stock                (36,000)  (360,000)    360,000    3,600     356,400         -          -             -            -

Stock Options exercised               -          -     174,852    1,749      62,256         -          -             -       64,005

Cash dividends associated
 with the Class A, C
 and D Preferred Stock                -          -           -        -           -         -          -      (444,661)    (444,661)

Redemption of Class E
 Preferred Stock               (158,180)(1,581,800)          -        -           -         -          -             -    1,581,800)

Purchase of Treasury Stock,
at cost                               -          -           -        -           -  (733,551)  (643,685)            -     (643,685)

Additional Common Stock
 issued in connection with
 the acquisition of Target            -          -   1,077,922   10,779     (87,778)        -          -             -      (76,999)

Net income                            -          -           -        -           -         - 14,016,436    14,016,436
                               -------- ----------  ---------- -------- -----------  -------- ----------  ------------  -----------

Balance, June 30, 1999          427,207 $4,272,070  10,031,868 $100,318 $22,877,209  (839,855) $(654,935) $ (6,937,598) $19,657,064

Cash dividends associated
  with the Class A, C and D
  Preferred Stock                     -          -           -        -           -         -          -      (357,172)    (357,172)

Common Stock issued in
  connection with the
  conversion of Class D
  Preferred Stock              (106,511)(1,065,110)  2,582,085   25,821   1,039,289         -          -             -            -

Purchase of Treasury
  Stock at cost                       -          -           -        -           -    (1,400)    (1,120)            -       (1,120)

Treasury Stock retired,
  at cost                             -          -           -        -     (11,250)  106,304     11,250             -            -

Net loss                              -          -           -        -           -         -          -    (1,196,605)  (1,196,605)
                               -------- ----------  ---------- -------- -----------  -------- ----------  ------------  -----------

Balance, June 30, 2000          320,696 $3,206,960  12,613,953 $126,139 $23,905,248  (734,951) $(644,805)  $(8,491,375) $18,102,167

Cash dividends associated
  with the Class A and C
  Preferred Stock                     -          -           -        -           -         -          -      (320,424)    (320,424)
Net loss                              -          -           -        -           -         -          -    (1,771,583)  (1,771,583)
                               -------- ----------  ---------- -------- -----------  -------- ----------  ------------  -----------
Balance, June 30, 2001          320,696 $3,206,960  12,613,953 $126,139 $23,905,248  (734,951) $(644,805) $(10,583,382) $16,010,160
                               ======== ==========  ========== ======== ===========  ======== ==========  ============  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Year Ended       Year Ended        Year Ended
                                                                                   June 30, 2001    June 30, 2000     June 30, 1999
                                                                                   -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                                 $(1,771,583)     $(1,196,605)      $14,016,436
  Bad debt expense                                                                     (239,611)         312,659           803,567
  Depreciation and amortization                                                         896,610          989,205           833,268
  Gain on sale of CAS                                                                         -                -       (24,832,353)
  Deferred income tax                                                                  (777,895)         108,895         5,624,987
  Adjustments to reconcile net loss to net cash used in operating activities-
     Decrease (increase) in accounts receivable                                         334,062       (4,609,167)        2,898,268
     (Increase) decrease in prepaid expenses and other current assets                  (155,774)         120,579           245,395
     Decrease (increase) in other assets                                                  9,898            9,767          (113,962)
     Increase (decrease) in accounts payable and accrued expenses                       937,752          (44,945)       (1,716,369)
                                                                                    -----------       ----------        ----------
                  Net cash used in operating activities                                (766,541)      (4,309,612)       (2,240,763)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (450,694)        (435,787)         (605,092)
  Proceeds from sale of CAS, net of closing costs                                             -                -        25,762,397
  Acquisition of Target                                                                       -                -           (77,000)
                                                                                    -----------       ----------        ----------
                  Net cash (used in) provided by investing activities                  (450,694)        (435,787)       25,080,305

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                       (320,626)        (409,788)         (340,660)
  Stock options exercised                                                                     -                -            64,005
  Purchase of treasury stock                                                                  -           (1,120)         (643,685)
  Redemption of Class E Preferred Stock                                                       -                -        (1,141,750)
  Borrowing from note payable to bank                                                83,376,995       76,853,359        43,737,733
  Repayment of note payable to bank                                                 (82,333,904)     (73,566,516)      (49,133,608)
  Repayment of long-term debt due to affiliates                                               -                -        (7,332,126)
  Repayment of long-term debt                                                                 -          (10,500)          (50,000)
  Repayment of revolving loan due to affiliate                                                -                -          (905,913)
  (Payment) proceeds of lease obligations                                               (73,441)          53,473           (91,740)
                                                                                    -----------      -----------       -----------
                  Net cash provided by (used in) financing activities                   649,024        2,918,908       (15,837,744)
                                                                                    -----------      -----------       -----------

                  Net (decrease) increase in cash and cash equivalents                 (568,211)      (1,826,491)        7,001,798

CASH AND CASH EQUIVALENTS, beginning of year                                          6,055,104        7,881,595           879,797
                                                                                     ----------       ----------       -----------
CASH AND CASH EQUIVALENTS, end of year                                               $5,486,893       $6,055,104        $7,881,595
                                                                                     ==========       ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                           $  506,793       $  361,349        $  105,157
  Income taxes                                                                       $    2,499       $   19,934        $1,243,022

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                     Year Ended       Year Ended        Year Ended
                                                                                    June 30, 2001   June 30, 2000     June 30, 1999
                                                                                    -------------   -------------     -------------

TIA, Inc. conversion of 106,511 Class D Preferred Shares                                      -      $(1,065,110)                -
Issuance of Common Stock for TIA, Inc. conversion of 106,511
   Class D Preferred Shares                                                                   -      $    25,821                 -
Retirement of Treasury Stock                                                                  -      $    11,250                 -
Conversion of 36,000 and 23,750, respectively, Class C Preferred Shares                       -                -         $(360,000)
Issuance of Common Stock for Conversion of 36,000 and 23,750,
   respectively, Class C Preferred Shares                                                     -                -         $   3,600
Issuance of Common Stock for Stock Options exercised                                          -                -         $   1,749
Issuance of Common Stock in connection with the acquisition of Target                         -                -         $  10,779

























              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS

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

The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shipper's location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds and generally requiring second-day delivery. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 31 cities throughout the United States, including exclusive agency relationships in 17 cities. The Company has international freight forwarding operations consisting of strategic relationships in over 20 countries including share ownership in its exclusive agents in China, Hong Kong, Philippines and Singapore. The Company has developed an expertise in material supply logistics to manufacturing concerns, and expanded its facilities and capabilities to accommodate rapid growth in this specialty. Currently, the Company maintains material supply warehouses in Los Angeles and El Paso, and through its agents in Wuxi/China, Penang/Malaysia, and Singapore. Current trends in electronic manufacturing show that this area will continue to rapidly grow worldwide and the Company has established an excellent reputation as a supply chain specialist.

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

Principles of Consolidation

For the fiscal years ended June 30, 2001, 2000 and 1999, the consolidated financial statements include the accounts of Holding, Target Logistic Services, Inc. ("Target"), CAS and other inactive subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Property and Equipment

Property and equipment are stated at cost. Depreciation is computed under the straight-line method over estimated useful lives ranging from 3 to 8 years. Assets under capital leases are depreciated over the shorter of the estimated useful life of the asset or the lease term. The Company utilizes a half-year convention for assets in the year of acquisition and disposal. Leasehold improvements are amortized using the straight-line method over the shorter of the asset life of the asset or the remaining lease term.

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2001.

Goodwill

Goodwill represents the excess of cost over net assets acquired and is amortized on a straight-line basis over 25 years.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes."' Under SFAS No. 109, deferred tax asserts and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

Stock Options

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion NO. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation expense relating to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

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

Per Share Data

In accordance with the requirements of SFAS No. 128, "Earnings per Share", net earnings per common share amounts ("basic EPS") were computed by dividing net earnings after deducting preferred stock dividend requirements, by the weighted average number of common shares outstanding and contingently issuable shares (which satisfy certain conditions) and excluding any potential dilution. Net earnings per common share amounts - assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options, warrants and convertible preferred. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement.

A reconciliation between the numerators and denominators of the basic and diluted EPS computations for net earnings for the year ended June 30, 2001, 2000 and 1999 is as follows:

                                                         Year Ended June 30,                     Year Ended June 30,
                                               -----------------------------------     -------------------------------------
                                                               2001                                    2000
                                                               -----                                   ----
                                                 Income        Shares      Per Share     Income        Shares      Per Share
                                               (Numerator)  (Denominator)   Amounts    (Numerator)  (Denominator)   Amounts
                                               -----------  -------------   -------    -----------  -------------   -------

Net earnings                                  $(1,771,583)                            $(1,196,605)
Preferred stock dividends                       $(320,424)                              $(357,172)

BASIC EPS
Net earnings attributable to common stock     $(2,092,007)   11,879,002     $(0.18)   $(1,553,777)    11,015,126    $(0.14)
                                              ===========    ==========     =======   ============    ==========    =======
stock

DILUTED EPS
Add back Preferred Stock dividends            $   320,424                             $   357,172
Net earnings  attributable  to common
stock and assumed preferred conversions
and option exercises                          $(1,771,583)  $11,879,002     $(0.18)   $(1,196,605)    11,015,126    $(0.14)
                                              ===========   ===========     =======   ============    ==========    =======
ANTI-DILUTIVE SECURITIES
Convertible Preferred Stock                                   6,951,166                                5,127,730
Stock Options                                                     6,434                                    6,389
                                                              ---------                                ---------
Total Anti-Dilutive Securities                                6,957,600                                5,134,119
                                                              =========                                =========


                                                  Year Ended June 30, 1999
                                                  ------------------------
                                               Income        Shares    Per Share
                                            (Numerator)  (Denominator)  Amounts
                                            -----------  ------------- ---------

Net earnings                               $14,016,436
Preferred stock dividends                  $  (444,661)

BASIC EPS
Net earnings attributable to common stock  $13,571,775    8,351,386      $1.63
                                           ===========    =========      =====

EFFECT OF DILUTIVE SECURITIES
Convertible Preferred Stock                               5,698,663
Stock Options                                                71,197
                                                          ---------
DILUTED EPS
Add back Preferred Stock dividends
Net earnings  attributable  to common
stock and assumed preferred conversions
and option exercises                       $14,121,246  $14,121,246      $0.99
                                           ===========  ===========      =====


Options to purchase 570,000, 450,000 and 440,000 shares of common stock for the years ended June 30, 2001, 2000 and 1999, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

Warrants to purchase 109,448, 5,183,731 and 5,183,731 shares of common stock for the years ended June 30, 2001, 2000 and 1999, respectively, were not included in the computation of diluted EPS because they were also anti-dilutive.

Derivative Instruments and Hedging Activities

In July 1999, the Financial Accounting Standards Board ("FASB") approved SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133." SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 did not have a material effect on the Company's Consolidated Financial Statements.

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

Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2001 presentation.

Comprehensive Income

During 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The adoption of this standard has had no impact on the Company's financial statements. Accordingly, the Company's comprehensive net income (loss) is equal to its reported net income (loss) for the years ended June 30, 2001, 2000, and 1999.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. Subsequently, the SEC released SAB 101B, which delayed the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company was required to be in conformity with the provisions of SAB 101, as amended by SAB 101B, no later than October 1, 2000. The adoption of SAB 101, as amended by SAB 101B, did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 (FIN. 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25." The FIN. 44 is intended to clarify certain problems that have arisen in practice since the issuance of APB No. 25, "Accounting for Stock Issued to Employees." The effective date of the interpretation was July 1, 2000. The provisions of the interpretation apply prospectively, but they will also cover certain events occurring after December 15, 1998 and after January 12, 2000. The adoption of FIN. 44 did not have a material adverse effect on the Company's current or historical consolidated financial statements, but may affect future accounting regarding stock option transactions.

In July 2001, the FASB issued SFAS No. 141 "Business Combinations:" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 as of July 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 that are effective July 1, 2002 will have on its results of operations and financial position.

4.   PROPERTY AND EQUIPMENT, NET

                                                                        June 30, 2001           June 30, 2000
                                                                        -------------           -------------

     Property and Equipment consists of the following:
          Furniture and fixtures                                          $ 821,553               $ 760,655
          Computer Equipment                                                212,821                 186,098
          Computer Equipment - Capital Lease                                499,398                 462,709
          Computer Software                                                 394,551                  84,638
          Leasehold Improvements                                            363,935                 347,465
          Vehicles                                                          116,036                 116,036
                                                                          ---------               ---------
                                                                          2,408,294               1,957,601
          Less:  Accumulated depreciation and amortization (a)            1,683,156               1,382,415
                                                                          ---------               ---------
                                                                          $ 725,138               $ 575,186
                                                                          =========               =========

(a) Includes  accumulated  depreciation and amortization of capital lease assets
of  $386,377   and  $203,936  for  the  year  ended  June  30,  2001  and  2000, respectively.

5.   DEBT

As of June 30, 2001 and 2000, long-term and short-term debt consisted of the following:

                                                                        June 30, 2001           June 30, 2000
                                                                         -------------          -------------

         Asset-based financing                                            $5,679,912             $4,636,821

         Less:  Current portion                                           (5,679,912)            (4,636,821)
                                                                          ----------             ----------
         Long-term debt                                                   $        -             $        -
                                                                          ==========             ==========

During the years ended June 30, 2001 and 2000, the Company's Target subsidiary ("Borrower") maintained an Accounts Receivable Management and Security Agreement with GMAC Commercial Credit LLC ("GMAC") whereby the Borrower can receive advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $10,000,000. The credit line ("GMAC Facility") is subject to interest at a rate of 1% and 2.0% per annum over the prevailing prime rate as defined by GMAC (6.75% and 9.5%) as of June 30, 2001 and 2000, respectively. At June 30, 2001 and 2000, the outstanding balance on the GMAC Facility was $5,679,912 and $4,636,821 which represented 82% and 74% of the approximate $6,967,000 and $6,241,000 available thereunder, respectively. At June 30, 2001, the remaining amount available under the GMAC Facility was approximately $1,287,000. GMAC has a security interest in all present and future accounts receivable, machinery and equipment and other assets of the Borrower and the GMAC Facility is guaranteed by the Company. The GMAC Facility expires on January 14, 2003. In connection with the CAS Sale, the outstanding obligations then due from the Target and CAS subsidiaries under the GMAC Facility were repaid on July 13, 1998 by CAS with the proceeds from the CAS Sale, and CAS acquired a closed subsidiary's portion of the debt.

6.   SHAREHOLDERS' EQUITY

Preferred Stock

As of June 30, 2001, the authorized preferred stock of the Company is 2,500,000 shares. As of June 30, 2001, 320,696 shares of preferred stock are outstanding as follows:

                                                            Number of Shares Outstanding
                               --------------------------------------------------------------------------------------
                                  Class A (a)      Class C (b)       Class D(c)       Class E(d)          Total
                                  -----------      -----------       ----------       ----------          -----

Balance at June 30, 1998              122,946        233,750           106,511          158,180           621,387
     Issuances                              -              -                 -                -                 -
     Conversions                            -        (36,000)                          (158,180)         (194,180)
                                      -------        --------         --------         --------         ---------
                                                                             -
Balance at June 30, 1999              122,946        197,750           106,511                -           427,207
     Issuances                              -              -                 -                -                 -
     Conversions                            -              -          (106,511)               -          (106,511)
                                      -------        -------          ---------        --------          ---------

Balance at June 30, 2000              122,946        197,750                 -                -           320,696
     Issuances                              -              -                 -                -                 -
     Conversions                            -              -                 -                -                 -
                                      -------        -------          --------         --------           -------

Balance at June 30, 2001              122,946        197,750                 -                -           320,696
                                      =======        =======          ========         ========           =======

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

     On September 23, 1997, 110,250 shares of Class A Preferred Stock were converted into 1,102,500 shares of the Company's Common Stock.

     There were no shares of Class A Preferred Stock converted into the Company's Common Stock during fiscal years ending June 30, 2001 and 2000.

(b) Class C Preferred Stock. On June 13, 1997, the Company issued 257,500 shares of Class C, non-voting, cumulative, convertible preferred stock with a par value of $10.00 upon completion of a $2,575,000 private placement of equity securities to individual investors (the "Private Placement").

     The Class C Preferred Stock will pay cumulative cash dividends at an annual rate of $1.00 per share payable the last day of each calendar quarter in cash or, at the option of the Company, in shares of common stock provided a registration statement with respect to the underling shares of common stock is in effect. The Company is prohibited from paying any dividends on common stock or Class A Preferred Stock unless all required Class C Preferred Stock dividends have been paid. Each share of Class C Preferred Stock may be converted at any time, at the option of the holder, into 10 shares of common stock. There were no shares of Class C Preferred Stock converted into the Company's Common Stock during fiscal year ending June 30, 2001 and 2000.

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

(d) Class E Preferred Stock. The Company entered into an Extension and Composition Agreement dated as of November 7, 1997 (the "Composition Agreement") with certain general unsecured trade creditors of a closed subsidiary, whereby $1,581,799 of trade debt of the closed subsidiary was acquired by the Company in exchange for the issuance of 158,180 shares of the Company's non-voting Class E Preferred Stock, par value $10.00 per share. On September 24, 1998 the Company announced the redemption of the Class E Preferred Shares.

Warrants

As of June 30, 2001, the Company had a warrant outstanding to purchase 109,448 shares of common stock at $1.56 per share. This warrant was issued in connection with the CAS Sale. The warrants are exercisable.

On June 28, 2001, warrants to purchase 5,074,283 shares of Common Stock at $6.00 per share expired. These warrants were in connection with (i) the Company's February 1996 and May 1996 bridge financings, whereby the Company issued warrants to purchase 1,386,783 shares of common stock at an exercise price and on terms identical to the warrants issued in the IPO, (ii) with the IPO of July 3, 1996, whereby the Company issued 2,300,000 shares of common stock and 2,300,000 warrants. Each warrant entitled the holder thereof to purchase one share of common stock for $6.00 during the four-year period commencing June 28, 1997, and (iii) with the Private Placement of June 13, 1997, whereby the Company issued 257,500 shares of Class C Preferred Stock and 1,387,500 warrants. Each warrant entitled the holder thereof to purchase one share of common stock for $6.00 during the four-year period commencing June 28, 1997.

Stock Option Plan

In June 1996,  the Board of  Directors  of the  Company  adopted  the  Amertranz
Worldwide Holding Corp. 1996 Stock Option Plan ("1996 Plan"), which was subsequently approved by shareholders. The 1996 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of incentive stock options ("ISOs") or nonqualified stock options ("NSOs") and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.10 to $6.00 and are exercisable in whole or in part at stated times from the date of grant up to four years from the date of grant. At June 30, 2001, 259,290 stock options granted to employees and directors were exercisable. The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at market value (Note 3). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been increased to the following pro forma amounts:

                                                      Year Ended            Year Ended           Year Ended
                                                     June 30, 2001        June 30, 2000         June 30, 1999
                                                     -------------        -------------         -------------
    Net income (loss):
                            As Reported              $(1,771,583)          $(1,196,605)          $14,016,436
                            Pro Forma                $(1,914,581)          $(1,270,152)          $13,463,612

    Basic EPS:              As Reported                   $(0.18)               $(0.14)                $1.63
                            Pro Forma                     $(0.19)               $(0.15)                $1.61

    Diluted EPS:            As Reported                   $(0.18)               $(0.14)                $0.99
                            Pro Forma                     $(0.19)               $(0.15)                $0.98

The  effects  of  applying  SFAS No.  123 in the pro  forma  disclosure  are not
indicative  of  future  amounts  as  additional   awards  in  future  years  are
anticipated.

Prior to the adoption of the 1996 Plan, there were 224,399 options granted to purchase common stock at exercise prices ranging from $0.048 to $0.408. These options were granted pursuant to the terms of the Asset Exchange Agreement. At each of June 30, 2001, 2000 and 1999, 6,957 of these options were outstanding and 6,957 were exercisable.

The following table reflects activity under the plan for the three-year period ended June 30, 2001:

                                      Year Ended June 30, 2001   Year Ended June 30, 2000   Year Ended June 30, 1999
                                      ------------------------   ------------------------   ------------------------
                                                    Weighted                  Weighted                   Weighted
                                                     Average                   Average                    Average
                                      Shares     Exercise Price   Shares   Exercise Price   Shares     Exercise Price
                                      ------     --------------   ------   --------------   ------     --------------

Outstanding at beginning of year     456,957          1.99       446,957         2.00      407,609          3.16
Granted                              455,000          0.50        10,000         1.25      415,000          1.22
Exercised                                  -             -             -            -     (174,852)         0.37
Forfeited                            (25,000)         1.25             -            -     (200,800)         4.16
Cancelled                           (310,000)         1.25             -            -            -             -

Outstanding at end of year           576,957         $1.24       456,957        $1.99      446,957         $2.00
Exercisable at end of year           259,290         $2.15       193,624        $2.99       81,957         $5.49

The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was $0.22, $0.72 and $3.96, respectively.

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                      2001          2000           1999
                                      ----          ----           ----
       Risk-Free Interest Rates       4.35%         6.34%          4.67%
       Expected Lives                    5             5              5
       Expected Volatility          368.23%        72.28%         77.60%
       Expected Dividend Yields       0.00%         0.00%          0.00%

The following table summarizes information about stock options outstanding at June 30, 2001:

                            Options Outstanding                                 Options Exercisable
                      -------------------------------                    --------------------------------
                         Number      Weighted Average     Weighted          Number
                      Outstanding        Remaining         Average       Exercisable     Weighted Average
Exercise Prices       at 6/30/01     Contractual Life   Exercise Price   at 6/30/01       Exercise Price
---------------       ----------     ----------------   --------------   -----------     ----------------

  $0.04 - $1.25         501,957            8.06             $0.53          184,290             $0.59
  $4.00 - $6.00          75,000            5.00             $6.00           75,000             $6.00
                        -------                                            -------
  $0.04 - $6.00         576,957            7.75             $1.24           259,290            $2.15
                        =======                                             =======


7.  COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2001, future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

       YEAR ENDING                             CAPITAL LEASES           OPERATING LEASES
       -----------                             --------------           ----------------

          2002                                    $79,569                   $924,476
          2003                                     34,511                    359,756
          2004                                          -                    276,661
          2005                                          -                    167,804
          2006                                          -                          -
                                                  -------                 ----------
          Total minimum lease payments           $114,080                 $1,728,697
                                                   (6,547)                ==========
                                                 --------
          Less - Amount representing interest    $107,533

Employment Agreements

The Company has employment agreements with certain employees expiring at various times through July 2002. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 2001, excluding bonuses, was approximately $630,093.

Litigation

The Company, from time to time, becomes involved in various routine legal proceedings in the ordinary course of its business. The Company believes that the outcome of all pending legal proceedings and unasserted claims in the aggregate will not have a material adverse effect on its consolidated results of operations, consolidated financial position or liquidity.

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

A reconciliation of the Company's domestic and international segment revenues, gross profit, and accounts receivable for the years ended June 30, 2001, 2000 and 1999 is as follows:

                                                June 30, 2001          June 30, 2000          June 30, 1999
                                                -------------          -------------          -------------
   Domestic revenue                              $65,255,740            $56,093,399             $32,521,826
   International revenue                          24,887,462             27,994,796              19,197,757
                                                 -----------            -----------             -----------
             Total revenue                       $90,143,202            $84,088,195             $51,719,583
                                                 -----------            -----------             -----------

   Domestic gross profit                         $22,900,071            $20,152,072             $12,011,496
   International gross profit                      6,330,859              6,987,312               4,918,810
                                                 -----------            -----------             -----------
             Total gross profit                  $29,230,930            $27,139,384             $16,930,306
                                                 -----------            -----------             -----------

   Domestic accounts receivable                  $13,579,181            $12,731,926             $ 9,549,383
   International accounts receivable               2,867,349              4,048,666               2,622,042
   Less: allowance for doubtful accounts          (1,391,157)            (1,630,768)             (1,318,109)
                                                 -----------            -----------             -----------
            Accounts receivable, net of
            allowance for doubtful accounts      $15,055,373            $15,149,824             $10,853,316
                                                 -----------            -----------             -----------


9.  QUARTERLY FINANCIAL DATA SCHEDULE (unaudited)

                                                                              Year Ended
                                                                             June 30, 2001
                                             09/30/00         12/31/00         03/31/01          06/30/01       Fiscal Year
                                             --------         --------       ------------        --------       -----------
Operating revenue                          $21,380,041      $24,700,710       $22,864,467      $21,197,984      $90,143,202
Cost of transportation                      14,164,019       16,679,273        15,468,266       14,600,714       60,912,272
                                           -----------      -----------       -----------      -----------      -----------
Gross profit                                 7,216,022        8,021,437         7,396,201        6,597,270       29,230,930
Selling, general & administrative
   expense                                   7,476,197        8,127,358         8,199,735        7,748,667       31,551,957
Interest (expense)                             (57,091)         (45,328)          (60,940)         (65,092)        (228,451)
(Benefit) provision for income taxes                 -                -          (255,209)        (522,686)        (777,895)
Net (loss)                                   ($317,266)       ($151,249)        ($609,265)       ($693,803)     ($1,771,583)
Net (loss) per share:
     Basic                                      ($0.03)          ($0.02)           ($0.06)          ($0.07)          ($0.18)
     Diluted                                    ($0.03)          ($0.02)           ($0.06)          ($0.07)          ($0.18)
Weighted average shares outstanding:
     Basic                                   11,879,002      11,879,002        11,879,002       11,879,002       11,879,002
     Diluted                                 11,879,002      11,879,002        11,879,002       11,879,002       11,879,002





                                                                              Year Ended
                                                                             June 30, 2000
                                             09/30/99         12/31/99         03/31/00          06/30/00       Fiscal Year
                                             --------         --------       -------------       --------       -----------
Operating revenue                          $19,076,518      $24,858,531       $20,553,649      $19,599,497      $84,088,195
Cost of transportation                      12,620,241       17,595,556        13,712,583       13,020,431       56,948,811
                                           -----------      -----------       -----------      -----------      ----------
Gross profit                                 6,456,277        7,262,975         6,841,066        6,579,066       27,139,384
Selling, general & administrative
expense                                      6,852,777        7,031,017         7,325,395        6,973,892       28,183,081
Interest income (expense)                       25,751          (16,821)          (33,122)         (19,821)         (44,013)
(Benefit) provision for income taxes          (133,470)          77,450          (186,283)         351,198          108,895
Net (loss) income                            ($237,279)        $137,687         ($331,168)       ($765,845)     ($1,196,605)
Net (loss) income per share:
     Basic                                      ($0.03)           $0.00            ($0.03)          ($0.07)          ($0.13)
     Diluted                                    ($0.03)           $0.01            ($0.03)          ($0.07)          ($0.12)
Weighted average shares outstanding:
     Basic                                   9,299,917       11,024,364        11,879,002       11,879,002       11,879,002
     Diluted                                 9,299,917       16,731,376        11,879,002       11,879,002       11,879,002

10.      INCOME TAXES

The Company utilized approximately $14,300,000 of net operating losses to offset its regular taxable income for the year ended June 30, 1999. The Company has tax net operating loss carryforwards of approximately $12.2 million, which are available to offset future regular taxable income. The losses expire from 2011 through 2021. Some of the losses are limited to annual maximum amounts, due to a prior ownership change, as defined in regulations under Section 382 of the Internal Revenue Code.

The components of current and deferred income tax expense (benefit) are as follows:

                                                                   Year Ended          Year Ended         Year Ended
                                                                  June 30, 2001      June 30, 2000       June 30, 1999
                                                                  -------------      -------------       -------------
        (In thousands)
        Current:

        State                                                        $  -                $  3                $  791
        Federal                                                         -                   -                   269

        Deferred:
        State                                                           -                   -                     -
        Federal                                                      (778)                106                 5,793
                                                                     ----                 ---                 -----

        Net income tax expense (benefit)                            ($778)               $109                $6,853
                                                                    =====                ====                ======

A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

                                                                   Year Ended         Year Ended          Year Ended
                                                                 June 30, 2001      June 30, 2000        June 30, 1999
                                                                 -------------      -------------        -------------

(In thousands)
Income tax (benefit) expense at U.S. statutory rate                $ (867)            $  (370)               $7,100

Tax deductible goodwill                                                 -                   -                (2,730)
Non-deductible goodwill                                               203                 203                   211

State and local income taxes                                            -                   3                   522
(net of federal benefit)

AMT Credit                                                              -                 (17)                    -

Valuation Allowance                                                     -                   -                  1730

Non-deductible expenses                                              (114)                290                    20
                                                                    -----               -----                 -----
                                                                    ($778)               $109                $6,853
                                                                    =====                ====                ======

The components of deferred income taxes are as follows:


                                                                       Year Ended                  Year Ended
                                                                      June 30, 2001               June 30, 2000
                                                                      -------------               -------------

(In thousands)

NOLs                                                                      $4,170                      $3,250
Tax credits                                                                  286                         286
Accrued amounts and other                                                    877                         920
                                                                          ------                      ------
                                                                           5,333                       4,456

Depreciation and amortization                                                 85                         184
                                                                          ------                      ------
                                                                           5,418                       4,640

Valuation allowance                                                       (2,484)                     (2,484)
                                                                         --------                    --------
                                                                          $2,934                      $2,156
                                                                          ======                      ======

                                                                     SCHEDULE II

                 SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                      Balance at    Charged to     Charged to
                                                      Beginning      Costs and       Other                      Balance at
                                                       of Year       Expenses       Accounts     Deductions    End of Year
                                                       -------       --------       --------     ----------    -----------

For the fiscal year ended June 30, 1999

  Allowance for doubtful accounts                      $   515        $  957        $     -       $  (154)      $  1,318
                                                       =======        ======        =======       =======       ========

  Reserve for restructuring                            $   264        $    -        $     -       $  (242)      $     22
                                                       =======        ======        =======       =======       ========


For the fiscal year ended June 30, 2000

  Allowance for doubtful accounts                      $ 1,318       $   536        $     -       $     -       $  1,631
                                                       =======       =======        =======       =======       ========

  Reserve for restructuring                            $    22       $     -        $     -       $     -       $      -
                                                       =======       =======        =======       =======       ========


For the fiscal year ended June 30, 2001

  Allowance for doubtful accounts                      $ 1,631       $   180        $     -       $  (420)      $  1,391
                                                       =======       =======        =======       =======       ========

                                                                      EXHIBIT 23



                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-3, File No. 333-30351 and File No. 333-03613, and Registration Statement on Form S-8, File No. 333-71197.


                                                 ARTHUR ANDERSEN LLP



New York, New York
September 28, 2001