Form 10-K/A
period 2001-06-30
TARGET LOGISTICS INC
filed 2001-10-15
CIK 1009480

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

Overview
--------


     The Company generated operating revenues of $90.1 million, $84.1 million, and $51.7 million, and had a net loss of $1.8 million, $1.2 million and a net profit of $14.0 million for the fiscal years ended June 30, 2001, 2000, and 1999, respectively. The fiscal year 1999 results include a $16.6 million gain (net of tax) arising from the CAS Sale which closed on July 13, 1998, and the fiscal year 1998 results include a $7.6 million net income tax benefit arising from the CAS sale.

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


                                            ARTHUR ANDERSEN LLP



New York, New York
August 10, 2001

                             TARGET LOGISTICS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                                   June 30, 2001      June 30, 2000
                                                                                   -------------      -------------
CURRENT ASSETS:
Cash and cash equivalents                                                           $5,486,893         $6,055,104
Accounts receivable, net of allowance for doubtful accounts of
   $1,391,157 and $1,630,768, respectively                                          15,055,373         15,149,824
Deferred income taxes                                                                  245,960          1,972,411
Prepaid expenses and other current assets                                              188,135             32,361
                                                                                    ----------         ----------
                Total current assets                                                20,976,361         23,209,700
PROPERTY AND EQUIPMENT, NET                                                            725,138            575,186
OTHER ASSETS                                                                           258,717            268,615
DEFERRED INCOME TAXES                                                                2,688,040            183,694
GOODWILL, net of accumulated amortization of $3,119,239
   and $2,523,371, respectively                                                     11,835,784         12,431,652
                                                                                    ----------         ----------
                                 Total assets                                      $36,484,040        $36,668,847
                                                                                   ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                                    $5,594,124         $3,908,883
Accrued expenses                                                                     2,197,726          2,030,224
Accrued transportation expenses                                                      6,713,348          7,614,884
Note payable to bank                                                                 5,679,912          4,636,821
Dividends payable                                                                      115,862            116,064
Taxes payable                                                                           65,375             78,830
Lease obligation - current portion                                                      73,909             88,600
                                                                                    ----------         ----------
                Total current liabilities                                           20,440,256         18,474,306
LEASE OBLIGATION -- LONG TERM                                                           33,624             92,374
                                                                                    ----------         ----------
                Total liabilities                                                  $20,473,880        $18,566,680
                                                                                   -----------        -----------

COMMITMENT AND CONTINGENCIES


SHAREHOLDERS EQUITY:
Preferred Stock, $10 par value; 2,500,00 shares authorized,
   320,696 shares issued and outstanding                                             3,206,960          3,206,960
Common Stock, $.01 par value; 30,000,000 shares authorized,
   12,613,953 shares issued and outstanding                                            126,139            126,139
Paid-in capital                                                                     23,905,248         23,905,248
Accumulated deficit                                                                (10,583,382)        (8,491,375)
Less:  Treasury stock, 734,951 shares held at cost
                                                                                    ----------         ----------
                                                                                      (644,805)          (644,805)
                                                                                    ----------         ----------
                Total shareholders' equity                                          16,010,160         18,102,167
                                                                                    ----------         ----------
                Total liabilities and shareholders' equity                         $36,484,040        $36,668,847
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