Form 10-Q
period 2001-09-30
TARGET LOGISTICS INC
filed 2001-11-14
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2001

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

At November 13, 2001, the number of shares outstanding of the registrant's common stock was 11,879,002.

                               TABLE OF CONTENTS


Part I - Financial Information                                              Page
                                                                            ----

Item 1.  Financial Statements:
-------

         Consolidated Balance Sheets,
         September 30, 2001 (unaudited) and June 30, 2001 (audited)           3

         Consolidated Statements of Operations
         for the Three Months Ended
         September 30, 2001 and 2000 (unaudited)                              4

         Consolidated Statements of Shareholders'
         Equity for the Year Ended June 30, 2001 (audited)
         and the Three Months Ended September 30, 2001 (unaudited)            5

         Consolidated Statements of Cash Flows
         for the Three Months Ended September 30,
         2001 and 2000 (unaudited)                                            6

         Notes to Unaudited Consolidated Financial
         Statements                                                           7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                           9


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                    12
-------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 2001      June 30, 2001
                                                                            ------------------      -------------
                                 ASSETS                                        (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                      $ 4,716,515           $ 5,486,893
Accounts receivable, net of allowance for doubtful
  accounts of $967,333 and $1,391,157, respectively
                                                                                15,163,117            15,055,373
Deferred income taxes                                                              245,960               245,960
Prepaid expenses and other current assets                                          197,493               188,135
                                                                               -----------           -----------
          Total current assets                                                  20,323,085            20,976,361
PROPERTY AND EQUIPMENT, net                                                        666,148               725,138
OTHER ASSETS                                                                       222,802               258,717
DEFERRED INCOME TAXES                                                            2,688,040             2,688,040
GOODWILL, net of accumulated amortization of  $3,268,206 and
   $3,119,239, respectively                                                     11,686,817            11,835,784
                                                                               -----------           -----------
          Total assets                                                         $35,586,892           $36,484,040
                                                                               ===========           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                               $ 5,267,581           $ 5,594,124
Accrued expenses                                                                 2,479,899             2,197,726
Accrued transportation expenses                                                  6,798,892             6,713,348
Taxes payable                                                                       65,375                65,375
Note payable to bank                                                             5,340,792             5,679,912
Dividends payable                                                                   49,844               115,862
Lease obligation-current portion                                                    74,384                73,909
                                                                               -----------           -----------
          Total current liabilities                                             20,076,767            20,440,256
LEASE OBLIGATION--LONG-TERM                                                         14,319                33,624
                                                                               -----------           -----------
Total liabilities                                                              $20,091,086           $20,473,880
                                                                               -----------           -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
  320,696 shares issued and outstanding                                          3,206,960             3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
  12,613,953 shares issued and outstanding                                         126,139               126,139
Paid-in capital                                                                 23,905,248            23,905,248
Accumulated deficit                                                            (11,097,736)          (10,583,382)
Less:  Treasury stock, 734,951 shares held at cost                                (644,805)             (644,805)
                                                                               -----------           -----------
          Total shareholders' equity                                            15,495,806            16,010,160
                                                                               -----------           -----------
          Total liabilities and shareholders' equity                           $35,586,892           $36,484,040
                                                                               ===========           ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             Three months ended September 30,
                                                                             --------------------------------
                                                                                2001                  2000
                                                                                ----                  ----

Operating revenues                                                          $21,522,498           $21,380,041

Cost of transportation                                                       14,395,369            14,164,019
                                                                            -----------           -----------

Gross profit                                                                  7,127,129             7,216,022

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                         3,322,559             3,515,087
  SG&A - Target subsidiary                                                    3,794,246             3,552,662
  SG&A - Corporate                                                              176,107               158,447
  Depreciation and amortization                                                 235,837               250,001
                                                                            -----------           -----------
Selling, general and administrative expenses                                  7,528,749             7,476,197

Operating loss                                                                 (401,620)             (260,175)

Other expense:
  Interest expense                                                              (68,482)              (57,091)
                                                                            -----------           -----------

Net loss                                                                    $  (470,102)          $  (317,266)
                                                                            ============          ===========

Basic and diluted loss per share attributable to common
  shareholders                                                                   ($0.04)               ($0.03)
                                                                                 ======                ======

Weighted average shares outstanding                                          11,879,002            11,879,002
                                                                             ==========            ==========



                 The accompanying notes are an integral part of
                         these consolidated statements.



                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2001 AND THE
               THREE MONTHS ENDED SEPTEMBER 30, 2001 (UNAUDITED)


                            Preferred Stock       Common Stock      Additional     Treasury Stock
                            ---------------       ------------       Paid-in       --------------     Accumulated
                            Shares    Amount    Shares    Amount     Capital     Shares     Amount      Deficit          Total
                            ------    ------    ------    ------     -------     ------     ------      -------          -----

Balance, June 30, 2001     320,696 $3,206,960 12,613,953 $126,139  $23,905,248  (734,951) ($644,805)  ($8,491,375)   $18,102,167

Cash dividends associated
  with the Class A and C
  Preferred Stock                -          -          -        -            -         -          -      (320,424)      (320,424)

  Net loss                       -          -          -        -            -         -          -    (1,771,583)    (1,771,583)
                           ------- ---------- ---------- --------  -----------  --------  ---------  ------------    -----------
  Balance, June 30, 2001   320,696 $3,206,960 12,613,953 $126,139  $23,905,248  (734,951) ($644,805) ($10,583,382)   $16,010,160
                           ======= ========== ========== ========  ===========  ========  =========  ============    ===========

Cash dividends associated
  with the Class C               -          -          -        -            -         -          -       (44,252)       (44,252)
  Preferred Stock
  Net loss                       -          -          -        -            -         -          -      (470,102)      (470,102)
                           ------- ---------- ---------- --------   ----------  --------  ---------  ------------    -----------
Balance, September 30,     320,696 $3,206,960 12,613,953 $126,139  $23,905,248  (734,951) ($644,805) ($11,097,736)   $15,495,806
2001                       ======= ========== ========== ========  ===========  ========  =========  ============    ===========




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                Three Months Ended September 30,
                                                                                  2001                    2000
                                                                                  ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                       ($470,102)              ($317,266)
Bad debt expense                                                                  78,340                  70,974
Depreciation and amortization                                                    235,837                 250,001
Adjustments to reconcile net income to net cash used in operating activities-
   Increase in accounts receivable                                              (186,084)               (491,096)
   Increase in prepaid expenses and other current assets                          (9,358)                (79,458)
   Decrease (increase) in other assets                                            35,915                  (5,470)
   Increase in accounts payable and accrued expenses                              41,174                 128,837
                                                                               ---------                --------
          Net cash used in operating activities                                 (274,278)               (443,478)
                                                                               ---------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                              (27,880)                (85,120)
                                                                               ---------                --------
         Net cash used in investing activities                                   (27,880)                (85,120)
                                                                               ---------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                  (110,270)               (110,472)
Borrowing from note payable to bank                                           20,301,316              18,552,866
Repayment of note payable to bank                                            (20,640,436)            (18,606,100)
Payment of lease obligations                                                     (18,830)                (17,500)
                                                                             -----------             -----------
Net cash provided by financing activities:                                      (468,220)               (181,206)
                                                                             -----------             -----------

          Net decrease in cash and cash equivalents                            ($770,378)              ($709,804)

CASH AND CASH EQUIVALENTS, beginning of the period                             5,486,893               6,055,104
                                                                             -----------             -----------

CASH AND CASH EQUIVALENTS, end of the period                                 $ 4,716,515             $ 5,345,300
                                                                             ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                        $107,255                $138,014

                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 2001 and their consolidated results of operations and cash flows for the three months ended September 30, 2001 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2001.

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

Note 3 - Recent Accounting Prounouncements

In July 2001, the FASB issued SFAS No. 141 "Business Combinations:" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 as of July 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 that are effective July, 2002 will have on its results of operations and financial position.


In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the impact of SFAS No. 144 on its financial results.


Note 4 - Per Share Data

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of outstanding convertible preferred stock and stock options would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2001 and 2000 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:

Convertible preferred stock......................    9,661,625         7,749,948
Stock options....................................        5,287             5,713
                                                     ---------         ---------
Dilutive securities                                  9,666,912         7,755,661
                                                     =========         =========

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Options to purchase 570,000 and 450,000 shares of common stock for the three months ended September 30, 2001 and 2000, respectively, were not included in the above table because the exercise price of those options were greater than the average market price of the common shares. The options were still outstanding at the end of the period.

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

OVERVIEW

     The Company generated operating revenues of $90.1 million, $84.1 million and $51.7 million, and had a net loss of $1.8 million, $1.2 million and a net profit of $14.0 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. The fiscal year 1999 results include a $16.6 million gain (net of tax) arising from the sale by the Company of its Caribbean Air Services, Inc. subsidiary which closed on July 13, 1998. The Company had (losses) or earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately ($1.4 million), ($0.06 million), and $21.4 million, for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

     * For the three months ended September 30, 2001, the Company's Target Logistic Services, Inc. subsidiary ("Target") increased its revenue by 0.7% to $21,522,498, over the prior year's corresponding period. While Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three months ended September 30, 2001 decreased by 0.7% due to the new Consumer Direct Logistics operation which reflects a lower gross profit margin as a percentage of sales, management believes that the overall results of the Company's operations for the three months ended September 30, 2001 indicate that management's concentrated focus on Target's business together with the Company's available resources will enable the Company to achieve growth. Management continues to believe that its focus on increasing revenues and gross profit margin will restore the Company to profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company's employed sales personnel, sales generated by exclusive forwarders; and by strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

     The following discussion relates to the results of operation of the Company for the three month period ended September 30, 2001, compared to results of operation for the three month period ended September 30, 2000.

Three Months ended September 30, 2001 and 2000
----------------------------------------------

     Operating Revenue. Operating revenue increased to $21.5 million for the three months ended September 30, 2001 from $21.4 million for the three months ended September 30, 2000, a 0.7% increase. Domestic revenue increased by 4.6% to $15,972,260 for the three months ended September 30, 2001 from $15,266,096 for the three months ended September 30, 2000, while international revenue decreased by 9.2% to $5,550,238 for the three months ended September 30, 2001 from $6,113,945 for the three months ended September 30, 2000, primarily as a result of decreases in air export freight volume.

     Cost of Transportation. Cost of transportation increased to 66.9% of operating revenue for the three month period ended September 30, 2001 from 66.2% of operating revenue for the three month period ended September 30, 2000. This increase was primarily due to Target's new Consumer Direct Logistics operation which reflects a higher cost of transportation as a percentage of sales.

     Gross Profit. As a result of the factors described above, gross profit for the three month period ended September 30, 2001 decreased to 33.1% from 33.8% of operating revenue for the three month period ended September 30, 2000, a 2.1% decrease.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were 35.0% of operating revenue for the three months ended September 30, 2001 and 2000, respectively. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.6% of operating revenue for the three months ended September 30, 2001 and 16.6% for the three months ended September 30, 2000, a 6.0% increase. This increase was primarily due to increased selling expense resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 15.4% and 16.4% of operating revenue for the three months ended September 30, 2001 and 2000, respectively, a 6.1% decrease resulting from decreases in forwarder agent freight volume.

     Net Loss. For the three months ended September 30, 2001, the Company realized a net loss of ($470,102), compared to a net loss of ($317,266) for the three months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     General. During the three months ended September 30, 2001, net cash used in operating activities was $274,278. Cash used in investing activities was $27,880. Cash used in financing activities was $468,220, which primarily consisted of repayments under the Company's accounts receivable financing facility.

     Currently, approximately $1.5 million of the Company's outstanding accounts payable represent unsecured trade payables of closed subsidiaries which, at this time, the Company continues to carry on its books.

     Capital expenditures. Capital expenditures for the three months ended September 30, 2001 were $27,880.

     GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interests rate of the GMAC Facility is prime plus 1%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of September 30, 2001, there were outstanding borrowings of $5,340,792 under the GMAC Facility (which represented 92% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $5,826,000. The GMAC Facility expires on January 14, 2003.

     * Working Capital Requirements. Cash needs of the Company are currently met by the Company's accounts receivable financing facility, and cash on hand. As of September 30, 2001, the Company had $485,212 available under its $10 million accounts receivable financing facility and approximately $4,716,515 from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and competition, none of which can be predicted with certainty.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits:

Exhibit No.

3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2 By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)
4.1 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.2 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.3 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)
10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial
          Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to
          Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1999, File No. 0-29754)
10.3 Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000, File No. 0-29754)
10.4 Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits
          10.7 and 10.8 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000, File No. 0-29754)
10.5(P)   Lease Agreement for Los Angeles Facility (incorporated by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)

(b)       Reports on Form 8-K:

             None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2001               TARGET LOGISTICS, INC.
                                            Registrant


                                            /s/  Stuart Hettleman
                                       -----------------------------------------
                                       President, Chief Executive Officer



                                            /s/  Philip J. Dubato
                                       -----------------------------------------
                                       Vice President, Chief Financial Officer