Form 10-Q
period 2001-12-31
TARGET LOGISTICS INC
filed 2002-02-14
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2001

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

At February 14, 2002, the number of shares outstanding of the registrant's common stock was 11,879,002.

                               TABLE OF CONTENTS




Part I - Financial Information                                             Page
                                                                           ----

        Item 1. Financial Statements:
        -------

                Consolidated Balance Sheets,
                December 31, 2001 (unaudited) and June 30, 2001 (audited)    3

                Consolidated Statements of Operations
                for the Three Months Ended
                December 31, 2001 and 2000 (unaudited)                       4

                Consolidated Statement of Operations
                for the Six Months Ended
                December 31, 2001 and 2000 (unaudited)                       5

                Consolidated Statements of Shareholders'
                Equity for the Year Ended June 30, 2001 (audited)
                and the Six Months Ended December 31, 2001 (unaudited)       6

                Consolidated Statements of Cash Flows
                for the Six Months Ended December 31,
                2001 and 2000 (unaudited)                                    7

                Notes to Unaudited Consolidated Financial
                Statements                                                   8

        Item 2. Management's Discussion and Analysis of
        ------- Financial Condition and Results of Operations               10


Part II - Other Information

        Item 4. Submission of Matters to a Vote of Security Holders         13
        -------

        Item 6. Exhibits and Reports on Form 8-K                            13
        -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31, 2001      June 30, 2001
                                                                           -----------------      -------------
                                 ASSETS                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                     $4,962,282            $5,486,893
Accounts receivable, net of allowance for doubtful
  accounts of $1,021,694 and $1,391,157, respectively
                                                                              15,626,177            15,055,373
Deferred income taxes                                                            245,960               245,960
Prepaid expenses and other current assets                                        219,208               188,135
                                                                              ----------            ----------
          Total current assets                                                21,053,627            20,976,361
PROPERTY AND EQUIPMENT, net                                                      706,542               725,138
OTHER ASSETS                                                                     445,586               258,717
DEFERRED INCOME TAXES                                                          2,688,040             2,688,040
GOODWILL, net of accumulated amortization of  $3,417,173 and
   $3,119,239, respectively                                                   11,537,850            11,835,784
                                                                             -----------           -----------
          Total assets                                                       $36,431,645           $36,484,040
                                                                             ===========           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                              $6,346,231            $5,594,124
Accrued expenses                                                               2,225,053             2,197,726
Accrued transportation expenses                                                8,123,729             6,713,348
Taxes payable                                                                     65,375                65,375
Note payable to bank                                                           4,098,140             5,679,912
Dividends payable                                                                111,822               115,862
Lease obligation-current portion                                                 110,663                73,909
                                                                             -----------           -----------
          Total current liabilities                                           21,081,013            20,440,256
LEASE OBLIGATION--LONG-TERM                                                       44,111                33,624
                                                                             -----------           -----------
Total liabilities                                                            $21,125,124           $20,473,880
                                                                             -----------           -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
  320,696 shares issued and outstanding                                        3,206,960             3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
  12,613,953 shares issued and outstanding                                       126,139               126,139
Paid-in capital                                                               23,905,248            23,905,248
Accumulated deficit                                                          (11,287,021)          (10,583,382)
Less:  Treasury stock, 734,951 shares held at cost                              (644,805)             (644,805)
                                                                             -----------           -----------
          Total shareholders' equity                                          15,306,521            16,010,160
                                                                             -----------           -----------
          Total liabilities and shareholders' equity                         $36,431,645           $36,484,040
                                                                             ===========           ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.



                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                         Three months ended December 31,
                                                                            2001                  2000
                                                                            ----                  ----

Operating revenues                                                      $24,020,827           $24,700,710

Cost of transportation                                                   16,314,144            16,679,273
                                                                        -----------           -----------

Gross profit                                                              7,706,683             8,021,437

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                     3,517,351             4,114,122
  SG&A - Target subsidiary                                                3,772,256             3,581,643
  SG&A - Corporate                                                          194,451               217,226
  Depreciation and amortization                                             241,328               214,367
                                                                         ----------            ----------
Selling, general and administrative expenses                              7,725,386             8,127,358

Operating loss                                                              (18,703)             (105,921)

Other expense:
  Interest expense                                                          (58,760)              (45,328)
                                                                          ---------             ---------

Net loss                                                                  $ (77,463)            $(151,249)
                                                                          ==========            =========

Basic and diluted loss per share attributable to common
  shareholders                                                               ($0.02)               ($0.02)
                                                                             ======             =========

Weighted average shares outstanding                                      11,879,002            11,879,002
                                                                         ==========            ==========



              The accompanying notes are an integral part of these
                            consolidated statements.



                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                          Six months ended December 31,
                                                                           2001                  2000
                                                                           ----                  ----

Operating revenues                                                      $45,543,325          $46,080,751

Cost of transportation                                                   30,709,513           30,843,292
                                                                        -----------          -----------

Gross profit                                                             14,833,812           15,237,459

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                     6,839,910            7,629,209
  SG&A - Target subsidiary                                                7,566,502            7,134,305
  SG&A - Corporate                                                          370,558              375,673
  Depreciation and amortization                                             477,165              464,368
                                                                         ----------           ----------
Selling, general and administrative expenses                             15,254,135           15,603,555

Operating loss                                                             (420,323)            (366,096)

Other expense:
  Interest expense                                                         (127,242)            (102,419)
                                                                         ----------           ----------

Net loss                                                                 $ (547,565)           $(468,515)
                                                                         ==========           ==========

Basic and diluted loss per share attributable to common
  shareholders                                                               ($0.06)              ($0.05)
                                                                         ==========           ==========

Weighted average shares outstanding                                      11,879,002           11,879,002
                                                                         ==========           ==========



              The accompanying notes are an integral part of these
                            consolidated statements.



                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2001 AND THE
                 SIX MONTHS ENDED DECEMBER 31, 2001 (UNAUDITED)




                            Preferred Stock         Common Stock      Additional      Treasury Stock
                            ---------------         ------------       Paid-in        --------------     Accumulated
                           Shares     Amount      Shares     Amount    Capital       Shares    Amount      Deficit         Total
                           ------     ------      ------     ------    -------       ------    ------      -------         -----

Balance, June 30, 2000     320,696  $3,206,960  12,613,953  $126,139  $23,905,248  (734,951) ($644,805)  ($8,491,375)  $18,102,167

Cash dividends associated
  with the Class A and C
  Preferred Stock                -           -           -         -            -         -          -      (320,424)     (320,424)

  Net loss                       -           -           -         -            -         -          -    (1,771,583)   (1,771,583)
                           -------  ----------  ----------  --------  -----------  --------  ---------  ------------   -----------

  Balance, June 30, 2001   320,696  $3,206,960  12,613,953  $126,139  $23,905,248  (734,951) ($644,805) ($10,583,382)  $16,010,160
                           =======  ==========  ==========  ========  ===========  ========  =========  ============   ===========

Cash dividends associated
  with the Class C               -           -           -         -            -         -          -      (156,074)     (156,074)
  Preferred Stock
  Net loss                       -           -           -         -            -         -          -      (547,565)     (547,565)
                           -------  ----------  ----------  --------  -----------  --------  ---------   -----------   -----------

Balance, December 31, 2001 320,696  $3,206,960  12,613,953  $126,139  $23,905,248  (734,951) ($644,805) ($11,287,021)  $15,306,521
                           =======  ==========  ==========  ========  ===========  ========  =========  ============   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 Six Months Ended December 31,
                                                                                   2001                 2000
                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        ($547,565)           ($468,515)
Bad debt expense                                                                  160,752              130,706
Depreciation and amortization                                                     477,165              464,368
Adjustments to reconcile net income to net cash used in operating activities-
   Increase in accounts receivable                                               (731,556)          (1,085,371)
   Increase in prepaid expenses and other current assets                          (31,073)            (154,596)
   Increase in other assets                                                      (186,869)              (5,470)
   Increase in accounts payable and accrued expenses                            2,184,223            1,906,209
                                                                                ---------           ----------
          Net cash provided by operating activities                             1,325,077              787,331
                                                                                ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                              (160,635)            (156,999)
                                                                                ---------           ----------
         Net cash used in investing activities                                   (160,635)            (156,999)
                                                                                ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                   (154,522)            (160,180)
Borrowing from note payable to bank                                            41,350,262           40,247,490
Repayment of note payable to bank                                             (42,932,034)         (40,845,513)
Proceeds (payment) of lease obligations                                            47,241              (38,370)
                                                                               ----------          -----------
Net cash used in financing activities:                                         (1,689,053)            (796,573)
                                                                               ----------          -----------

          Net decrease in cash and cash equivalents                             ($524,611)           ($166,241)

CASH AND CASH EQUIVALENTS, beginning of the period                              5,486,893            6,055,104
                                                                               ----------          -----------

CASH AND CASH EQUIVALENTS, end of the period                                   $4,962,282           $5,888,863
                                                                               ==========          ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                         $189,807             $265,515

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 2001 and their consolidated results of operations and cash flows for the three months ended December 31, 2001 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2001.

Note 2 - Use of Estimates

In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying the Company's consolidated financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of NOL and tax credit carryforwards between current and long-term assets.

Note 3 - Accounting for Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations:" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 as of July 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 that are effective July, 2002 will have on its financial position. Based on the final evaluation, the Company may be required to record an impairment charge for some or all of the goodwill, ranging from zero to $11,537,850, as a result of this change in accounting principle.

Presently, the Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets under SFAS No. 121 and has determined that no impairment of the respective carrying value has occurred as of December 31, 2001.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after December 15, 2001. The Company is in the process of evaluating the impact of SFAS No. 144 on its financial results.

Note 4 - Per Share Data

Basic loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of outstanding convertible preferred stock and stock options would be antidilutive.

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONT.)


The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2001 and 2000 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:

                                                     December 31,
                                                2001             2000
                                                ----             ----

Convertible preferred stock...............  11,730,428        7,019,556
Stock options.............................     576,957          866,957
                                            ----------        ---------

Antidilutive securities                    12,307,385        7,886,513
                                            ==========        =========

Options to purchase 570,000 and 860,000 shares of common stock for the six months ended December 31, 2001 and 2000, respectively, are included in the above table; however, the exercise prices of those options are greater than the average market price of the common shares. The options were still outstanding at the end of the period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         --------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

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

     * For the three and six months ended December 31, 2001, the revenue of the Company's Target Logistic Services, Inc. subsidiary ("Target") decreased by 2.8% and 1.2%, respectively, when compared to the prior year's corresponding period. Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three and six months ended December 31, 2001 decreased by 0.4% and 0.5%, respectively, due to Target's new Consumer Direct Logistics operation which reflects a lower gross profit margin as a percentage of sales. Management continues to believe that the Company must focus on increasing revenues and must increase gross profit margin to restore the Company to profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company's employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

     The following discussion relates to the results of operations of the Company for the three and six month period sended December 31, 2001, compared to results of operation for the three and six month periods ended December 31, 2000.

Three Months ended December 31, 2001 and 2000
---------------------------------------------

     Operating Revenue. Operating revenue decreased to $24.0 million for the three months ended December 31, 2001 from $24.7 million for the three months ended December 31, 2000, a 2.8% decrease. Domestic revenue decreased by 3.1% to $17,527,293 for the three months ended December 31, 2001 from $18,089,129 for the three months ended December 31, 2000, primarily as a result of increases in domestic shipment counts that were offset by decreases in the average weight per shipment which resulted in less revenue per shipment. In addition, international revenue decreased by 1.8% to $6,493,534 for the three months ended December 31, 2001 from $6,611,581 for the three months ended December 31, 2000, primarily as a result of decreases in air export freight volume.

     Cost of Transportation. Cost of transportation increased to 67.9% of operating revenue for the three month period ended December 31, 2001 from 67.5% of operating revenue for the three month period ended December 31, 2000. This increase was primarily due to Target's new Consumer Direct Logistics operation which reflects a higher cost of transportation as a percentage of sales.

     Gross Profit. As a result of the factors described above, gross profit for the three month period ended December 31, 2001 decreased to 32.1% from 32.5% of operating revenue for the three month period ended December 31, 2000, a 1.2% decrease.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 32.2% of operating revenue for the three months ended December 31, 2001 from 32.9% of operating revenue for the three months ended December 31, 2000. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 15.7% of operating revenue for the three months ended December 31, 2001 and 14.5% for the three months ended December 31, 2000, a 8.2% increase. This increase was primarily due to increased selling expense resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 14.6% and 16.7% of operating revenue for the three months ended December 31, 2001 and 2000, respectively, a 12.6% decrease resulting from decreases in forwarder agent freight volume.

     Net Loss. For the three months ended December 31, 2001, the Company realized a net loss of ($77,463), compared to a net loss of ($151,249) for the three months ended December 31, 2000.

Six Months ended December 31, 2001 and 2000
-------------------------------------------

     Operating Revenue. Operating revenue decreased to $45.5 million for the six months ended December 31, 2001 from $46.1 million for the six months ended December 31, 2000, a 1.2% decrease. Domestic revenue increased by 0.4% to $33,499,553 for the six months ended December 31, 2001 from $33,355,225 for the six months ended December 31, 2000, while international revenue decreased by 5.4% to $12,043,772 for the six months ended December 31, 2001 from $12,725,526 for the six months ended December 31, 2000, primarily as a result of decreases in air export freight volume.

     Cost of Transportation. Cost of transportation increased to 67.4% of operating revenue for the six month period ended December 31, 2001 from 66.9% of operating revenue for the six month period ended December 31, 2000. This increase was primarily due to Target's new Consumer Direct Logistics operation which reflects a higher cost of transportation as a percentage of sales.

     Gross Profit. As a result of the factors described above, gross profit for the six month period ended December 31, 2001 decreased to 32.6% from 33.1% of operating revenue for the six month period ended December 31, 2000, a 1.5% decrease.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 33.5% of operating revenue for the six months ended December 31, 2001 from 33.9% of operating revenue for the six months ended December 31, 2000. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 16.6% of operating revenue for the six months ended December 31, 2001 and 15.5% for the six months ended December 31, 2000, a 7.1% increase. This increase was primarily due to increased selling expense resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 15.0% and 16.6% of operating revenue for the six months ended December 31, 2001 and 2000, respectively, a 9.6% decrease resulting from decreases in forwarder agent freight volume.

     Net Loss. For the six months ended December 31, 2001, the Company realized a net loss of ($547,565), compared to a net loss of ($468,515) for the six months ended December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     General. During the three months ended December 31, 2001, net cash provided by operating activities was $1,325,077. Cash used in investing activities was $160,635. Cash used in financing activities was $1,689,053, which primarily consisted of repayments under the Company's accounts receivable financing facility.

     Currently, approximately $1.4 million of the Company's outstanding accounts payable represent unsecured trade payables of closed subsidiaries which, at this time, the Company continues to carry on its books.

     Capital expenditures. Capital expenditures for the three months ended December 31, 2001 were $160,635.

     * GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interests rate of the GMAC Facility is prime plus 1%, however, at any time the interest rate cannot be less than 6.0%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of December 31, 2001, there were outstanding borrowings of $4,098,140 under the GMAC Facility (which represented 60% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $6,863,093. The GMAC Facility expires on January 14, 2003. The Company entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three years. The Company believes that based on its present circumstances it will be able to extend or replace this facility.

     * Working Capital Requirements. Cash needs of the Company are currently met by the Company's accounts receivable financing facility, and cash on hand. As of December 31, 2001, the Company had $2,764,953 available under its $10 million accounts receivable financing facility and approximately $4,962,282 from operations and cash on hand. The Company believes that its current financial resources, and the renewal (or, if necessary, replacement) of the Company's accounts receivable financing facility which expires on January 14, 2003, will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

          On November 29, 2001, the Company held its Annual Meeting of Shareholders. The only matters submitted to the shareholders for a vote were the election of directors.

          The nominees submitted for election as directors were Michael Barsa, Christopher A. Coppersmith, Brian K. Coventry, Philip J. Dubato and Stuart Hettleman. At least 11,516,388 shares were voted in favor of each director, and no more than 228,098 shares were voted to withhold approval of any director. As a result, Messrs. Barsa, Coppersmith, Coventry, Dubato, and Hettleman were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

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

Dated: February 14, 2002                 TARGET LOGISTICS, INC.
                                         Registrant


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