Form 10-Q
period 2002-03-31
TARGET LOGISTICS INC
filed 2002-05-10
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended March 31, 2002

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29754


                             TARGET LOGISTICS, INC.

             (Exact name of registrant as specified in its charter)

Delaware                                                         11-3309110
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

112 East 25th Street
Baltimore, Maryland                                                21218
(Address of principal executive offices)                          Zip Code)

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

At May 10, 2002, the number of shares outstanding of the registrant's common stock was 12,179,002.

                                TABLE OF CONTENTS




Part I - Financial Information                                           Page
                                                                         ----

Item 1. Financial Statements:
-------

        Consolidated Balance Sheets,
        March 31, 2002 (unaudited) and June 30, 2001 (audited)             3

        Consolidated Statements of Operations
        for the Three Months Ended
        March 31, 2002 and 2001 (unaudited)                                4

        Consolidated Statement of Operations
        for the Nine Months Ended
        March 31, 2002 and 2001 (unaudited)                                5

        Consolidated Statements of Shareholders'
        Equity for the Year Ended June 30, 2001
        (audited) and the Nine Months Ended March
        31, 2002 (unaudited)                                               6

        Consolidated Statements of Cash Flows
        for the Nine Months Ended March 31,
        2002 and 2001 (unaudited)                                          7

        Notes to Unaudited Consolidated Financial
        Statements                                                         9

Item 2. Management's Discussion and Analysis of
------  Financial Condition and Results of Operations                     11


Part II - Other Information

Item 2. Changes in Securities and Use of Proceeds                         14
-------

Item 6. Exhibits and Reports on Form 8-K                                  14
-------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 2002        June 30, 2001
                                                                              --------------        -------------
                                 ASSETS                                         (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $4,162,089            $5,486,893
Accounts receivable, net of allowance for doubtful
  accounts of $1,012,144 and $1,391,157, respectively
                                                                                14,828,699            15,055,373
Deferred income taxes                                                              245,960               245,960
Prepaid expenses and other current assets                                          177,349               188,135
                                                                               -----------           -----------
          Total current assets                                                  19,414,097            20,976,361
PROPERTY AND EQUIPMENT, net                                                        670,177               725,138
OTHER ASSETS                                                                       778,221               258,717
DEFERRED INCOME TAXES                                                            2,688,040             2,688,040
GOODWILL, net of accumulated amortization of  $3,566,139 and
   $3,119,239, respectively                                                     11,388,884            11,835,784
                                                                               -----------           -----------
          Total assets                                                         $34,939,419           $36,484,040
                                                                               ===========           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $5,315,955            $5,594,124
Accrued expenses                                                                 1,738,631             2,197,726
Accrued transportation expenses                                                  7,245,429             6,713,348
Taxes payable                                                                       64,576                65,375
Note payable to bank                                                             5,131,856             5,679,912
Dividends payable                                                                   48,760               115,862
Lease obligation-current portion                                                    92,145                73,909
                                                                               -----------           -----------
          Total current liabilities                                             19,637,352            20,440,256
LEASE OBLIGATION--LONG-TERM                                                         37,529                33,624
                                                                               -----------           -----------
Total liabilities                                                              $19,674,881           $20,473,880
                                                                               -----------           -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
  320,696 shares issued and outstanding                                          3,206,960             3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
  12,913,953 and 12,613,953 shares issued and outstanding, respectively            129,139               126,139
Paid-in capital                                                                 24,202,248            23,905,248
Accumulated deficit                                                            (11,629,004)          (10,583,382)
Less:  Treasury stock, 734,951 shares held at cost                                (644,805)             (644,805)
                                                                               -----------           -----------
          Total shareholders' equity                                            15,264,538            16,010,160
                                                                               -----------           -----------
          Total liabilities and shareholders' equity                           $34,939,419           $36,484,040
                                                                               ===========           ===========




              The accompanying notes are an integral part of these
                          consolidated balance sheets.


                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                               Three months ended March 31,
                                                                                2002                  2001
                                                                                ----                  ----

Operating revenues                                                          $21,414,092           $22,864,467

Cost of transportation                                                       14,323,881            15,468,266
                                                                            -----------           -----------

Gross profit                                                                  7,090,211             7,396,201

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                         3,062,510             3,887,323
  SG&A - Target subsidiary                                                    3,794,933             3,872,565
  SG&A - Corporate                                                              199,744               224,416
  Depreciation and amortization                                                 268,938               215,431
                                                                            -----------           -----------
Selling, general and administrative expenses                                  7,326,125             8,199,735

Operating loss                                                                 (235,914)             (803,534)

Other expense:
  Interest expense                                                              (57,308)              (60,940)
                                                                            -----------           -----------

Loss before income taxes                                                       (293,222)             (864,474)
  Benefit for income taxes                                                           --              (255,209)
                                                                            -----------           ------------

Net loss                                                                      $(293,222)            $(609,265)
                                                                            ===========           ===========

Basic and diluted loss per share attributable to common
  shareholders                                                                   ($0.03)               ($0.06)
                                                                            ===========           ===========

Weighted average shares outstanding                                          11,879,002            11,879,002
                                                                            ===========           ===========



              The accompanying notes are an integral part of these
                            consolidated statements.



                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                Nine months ended March 31,
                                                                                2002                   2001
                                                                                ----                   ----

Operating revenues                                                          $66,957,417           $68,945,218

Cost of transportation                                                       45,033,394            46,311,558
                                                                            -----------           -----------

Gross profit                                                                 21,924,023            22,633,660

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary                         9,902,420            11,516,532
  SG&A - Target subsidiary                                                   11,361,435            11,006,870
  SG&A - Corporate                                                              570,302               600,089
  Depreciation and amortization                                                 746,103               679,799
                                                                            -----------           -----------
Selling, general and administrative expenses                                 22,580,260            23,803,290

Operating loss                                                                 (656,237)           (1,169,630)

Other expense:
  Interest expense                                                             (184,550)             (163,359)
                                                                            ------------          ------------

Loss before income taxes                                                       (840,787)           (1,332,989)
Benefit for income taxes                                                             --              (255,209)
                                                                            -----------           -----------

Net loss                                                                      $(840,787)          $(1,077,780)
                                                                            ===========           ===========

Basic and diluted loss per share attributable to common
  shareholders                                                                   ($0.09)               ($0.11)
                                                                            ===========           ===========

Weighted average shares outstanding                                          11,879,002            11,879,002
                                                                            ===========           ===========



              The accompanying notes are an integral part of these
                            consolidated statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2001 AND THE
                  NINE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)




                             Preferred Stock       Common Stock       Additional    Treasury Stock
                             ---------------       ------------        Paid-In      --------------       Accumulated
                             Shares   Amount     Shares     Amount     Capital    Shares       Amount      Deficit        Total
                             ------   ------     ------     ------     -------    ------       ------      -------        -----

Balance, June 30, 2000      320,696 $3,206,960 12,613,953  $126,139  $23,905,248 (734,951)   ($644,805)  ($8,491,375)  $18,102,167

Cash dividends associated
  with the Class A and C
  Preferred Stock                 -          -          -         -            -        -            -      (320,424)     (320,424)

  Net loss                        -          -          -         -            -        -            -    (1,771,583)   (1,771,583)
                            ------- ---------- ----------  --------  ----------- --------    ---------  ------------   -----------

  Balance, June 30, 2001    320,696 $3,206,960 12,613,953  $126,139  $23,905,248 (734,951)   ($644,805) ($10,583,382)  $16,010,160
                            ======= ========== ==========  ========  =========== ========    =========  ============   ===========

Cash dividends associated
  with the Class A and C
  Preferred Stock                 -          -          -         -            -        -            -      (204,835)     (204,835)

Common Stock issued to two
 forwarder agents pursuant
 pursuant to Subscription
                                  -          -    300,000     3,000      297,000        -            -             -       300,000
 Agreements
 Net loss                         -          -          -         -            -        -            -      (840,787)     (840,787)
                            ------- ---------- ----------  --------  ----------- --------    ---------  ------------   -----------

 Balance, March 31, 2002    320,696 $3,206,960 12,913,953  $129,139  $24,202,248 (734,951)   ($644,805) ($11,629,004)  $15,264,538
                            ======= ========== ==========  ========  =========== =========   =========  ============   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Nine Months Ended March 31,
                                                                                     2002                   2001
                                                                                     ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          ($840,787)            ($1,077,780)
Bad debt expense                                                                    239,585                 127,129
Depreciation and amortization                                                       746,103                 679,799
Deferred income taxes                                                                    --                (255,209)
Adjustments to reconcile net loss to net cash used in operating activities -
   Increase in accounts receivable                                                  (12,912)               (955,732)
   Decrease (increase) in prepaid expenses and other current assets                  10,786                 (76,953)
   Decrease in other assets                                                           9,159                  17,973
   Increase in accounts payable and accrued expenses                                 88,426                 658,120
                                                                                  ---------             -----------
          Net cash provided by (used in) operating activities                       240,360                (882,653)
                                                                                  ---------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                (244,241)               (317,708)
Acquisitions (Note 5)                                                              (528,663)                     --
                                                                                  ---------             -----------
         Net cash used in investing activities                                     (772,904)               (317,708)
                                                                                  ---------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                     (266,345)               (271,866)
Borrowing from note payable to bank                                              63,562,684              62,302,749
Repayment of note payable to bank                                               (64,110,740)            (61,535,330)
Proceeds (payment) of lease obligations                                              22,141                 (55,156)
                                                                                -----------             ------------
Net cash used in financing activities:                                             (792,260)                440,397
                                                                                -----------             -----------

          Net decrease in cash and cash equivalents                             ($1,324,804)              ($759,964)

CASH AND CASH EQUIVALENTS, beginning of the period                                5,486,893               6,055,104
                                                                                -----------             -----------

CASH AND CASH EQUIVALENTS, end of the period                                     $4,162,089              $5,295,140
                                                                                ===========             ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                           $262,210                $393,038
Income Taxes                                                                       $    800                $  1,950



              The accompanying notes are an integral part of these
                       consolidated financial statements.




                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (Unaudited)

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCIAL ACTIVITIES


                                                    Nine Months Ended March 31,
                                                    ---------------------------
                                                    2002                   2001
                                                    ----                   ----

Issuance of 300,000 shares of Common Stock
to two forwarder agents pursuant to
Subscription Agreements                           $300,000                    -




























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

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONT.)




                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 2002 and their consolidated results of operations and cash flows for the three months ended March 31, 2002 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2001.

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

Note 3 - Accounting for Long-Lived Assets

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations:" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 as of July 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS No. 142 that are effective July, 2002 will have on its financial position. Based on the final evaluation, the Company may be required to record an impairment charge for some or all of the goodwill, ranging from zero to $11,388,884, as a result of this change in accounting principle.

Presently, the Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets under SFAS No. 121 and has determined that no impairment of the respective carrying value has occurred as of March 31, 2001.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 will be effective for financial statements of fiscal years beginning after March 15, 2001. The Company is in the process of evaluating the impact of SFAS No. 144 on its financial results.

Note 4 - Per Share Data

Basic loss per share is calculated by dividing net loss attributable to common shareholders less preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of outstanding convertible preferred stock and stock options would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2002 and 2001 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:


                                                           March 31,
                                                    2002              2001
                                                    ----              ----

Convertible preferred stock...................   10,573,384         6,720,480
Stock options.................................      576,957           866,957
                                                 ----------         ---------
Antidilutive securities                          11,150,341         7,587,437
                                                 ==========         =========

Options to purchase 570,000 and 860,000 shares of common stock for the nine months ended March 31, 2002 and 2001, respectively, are included in the above table; however, the exercise prices of those options are greater than the average market price of the common shares. The options were still outstanding at the end of the period.

Note 5 - Asset Purchase Acquisitions

On November 30, 2001, the Company's Target Logistic Services, Inc. subsidiary ("Target") acquired the assets and certain liabilities of SDS Logistics, a Newark, New Jersey based forwarder for a combination of an initial cash payment and an earn out structure over five years.

On February 11, 2002, the Company's Target subsidiary acquired the assets and certain liabilities of Air America Freight Service, Inc., an Atlanta, Georgia based forwarder for a combination of an initial cash payment and an earn out structure over five years.

Note 6 - Subsequent Event

On April 18, 2002, the Company determined, for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Arthur Andersen LLP, and to engage the services of Stonefield Josephson, Inc. ("Stonefield Josephson") as its new independent auditors. The change in auditors became effective immediately. This determination followed the Company's decision to seek proposals from independent accountants to audit the financial statements of the Company, and was approved by the Company's Board of Directors upon the recommendation of its Audit Committee.

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

     * For the three and nine months ended March 31, 2002, the revenue of the Company's subsidiary decreased by 6.3% and 2.9%, respectively, when compared to the prior year's corresponding period. Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three months ended March 31, 2002 increased by 2.5%, and for the nine months ended March 31, 2002 decreased by 0.3%. The decrease for the nine months is mainly due to Target's new Consumer Direct Logistics operation which reflects a lower gross profit margin as a percentage of sales. Management continues to believe that the Company must focus on increasing revenues and must increase gross profit margin to restore the Company to profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company's employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

     The following discussion relates to the results of operations of the Company for the three and nine month period ended March 31, 2002, compared to results of operation for the three and nine month periods ended March 31, 2001.

Three Months ended March 31, 2002 and 2001
------------------------------------------

     Operating Revenue. Operating revenue decreased to $21.4 million for the three months ended March 31, 2002 from $22.9 million for the three months ended March 31, 2001, a 6.3% decrease. Domestic revenue decreased by 5.4% to $15,863,718 for the three months ended March 31, 2002 from $16,763,399 for the three months ended March 31, 2001, primarily as a result of higher domestic shipment counts with less average weight per shipment resulting in less revenue per shipment. In addition, international revenue decreased by 9.0% to $5,550,374 for the three months ended March 31, 2002 from $6,101,068 for the three months ended March 31, 2001, primarily as a result of higher international shipment counts with less average weight per shipment, resulting in less revenue per shipment.

     Cost of Transportation. Cost of transportation decreased to 66.9% of operating revenue for the three month period ended March 31, 2002, from 67.7% of operating revenue for the three month period ended March 31, 2001. This decrease was primarily due to a lower cost of transportation on international freight movement.

     Gross Profit. As a result of the factors described above, gross profit for the three month period ended March 31, 2002 increased to 33.1% from 32.3% of operating revenue for the three month period ended March 31, 2001, a 2.5% increase.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 34.2% of operating revenue for the three months ended March 31, 2002 from 35.9% of operating revenue for the three months ended March 31, 2001. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.7% of operating revenue for the three months ended March 31, 2002 and 16.9% for the three months ended March 31, 2001, a 4.8% increase. This increase was primarily due to increased selling expense resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 14.3% and 17.0% of operating revenue for the three months ended March 31, 2002 and 2001, respectively, a 15.9% decrease resulting from decreases in forwarder agent freight volume.

     Net Loss. For the three months ended March 31, 2002, the Company realized a net loss of ($293,222), compared to a net loss of ($609,265) for the three months ended March 31, 2001. The prior year includes a $255,209 benefit for income taxes.

Nine Months ended March 31, 2002 and 2000
-----------------------------------------

     Operating Revenue. Operating revenue decreased to $67.0 million for the nine months ended March 31, 2002 from $68.9 million for the nine months ended March 31, 2001, a 2.9% decrease. Domestic revenue decreased by 1.5% to $49,363,271 for the nine months ended March 31, 2002, from $50,118,624 for the nine months ended March 31, 2001, primarily as a result of higher domestic shipment counts with less average weight per shipment resulting in less revenue per shipment. In addition, international revenue decreased by 6.5% to $17,594,146 for the nine months ended March 31, 2002, from $18,826,594 for the nine months ended March 31, 2001, primarily as a result of decreases in air export freight volume.

     Cost of Transportation. Cost of transportation increased to 67.3% of operating revenue for the nine month period ended March 31, 2002 from 67.2% of operating revenue for the nine month period ended March 31, 2001. This increase was primarily due to Target's new Consumer Direct Logistics operation which reflects a higher cost of transportation as a percentage of sales.

     Gross Profit. As a result of the factors described above, gross profit for the nine month period ended March 31, 2002 decreased to 32.7% from 32.8% of operating revenue for the nine month period ended March 31, 2001, a 0.3% decrease.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 33.7% of operating revenue for the nine months ended March 31, 2002 from 34.5% of operating revenue for the nine months ended March 31, 2001. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.0% of operating revenue for the nine months ended March 31, 2002 and 16.0% for the nine months ended March 31, 2001, a 6.3% increase. This increase was primarily due to increased selling expense resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 14.8% and 16.7% of operating revenue for the nine months ended March 31, 2002 and 2001, respectively, an 11.4% decrease resulting from decreases in forwarder agent freight volume.

     Net Loss. For the nine months ended March 31, 2002, the Company realized a net loss of ($840,787), compared to a net loss of ($1,077,780) for the nine months ended March 31, 2001. The prior year includes a $255,209 benefit for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     General. During the nine months ended March 31, 2002, net cash provided by operating activities was $240,360. Cash used in investing activities was $772,904, which consisted of $244,241 of capital expenditures and $528,663 relating to the purchase by the Company's Target subsidiary of the assets of SDS Logistics and Air America Freight Service, Inc. Cash used in financing activities was $792,260, which primarily consisted of repayments under the Company's accounts receivable financing facility and dividend payments.

     Currently, approximately $1.4 million of the Company's outstanding accounts payable represent unsecured trade payables of closed subsidiaries which, at this time, the Company continues to carry on its books.

     Capital expenditures. Capital expenditures for the three months ended March 31, 2002 were $244,241.

     * GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interests rate of the GMAC Facility is prime plus 1%, however, at any time the interest rate cannot be less than 6.0%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of March 31, 2002, there were outstanding borrowings of $5,131,856 under the GMAC Facility (which represented 90% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $5,734,315. The GMAC Facility expires on January 14, 2003. The Company entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three years. The Company believes that based on its present circumstances it will be able to extend or replace this facility.

     * Working Capital Requirements. Cash needs of the Company are currently met by the Company's accounts receivable financing facility, and cash on hand. As of March 31, 2002, the Company had $602,459 available under its $10 million accounts receivable financing facility and approximately $4,162,089 from operations and cash on hand. The Company believes that its current financial resources, and the renewal (or, if necessary, replacement) of the Company's accounts receivable financing facility which expires on January 14, 2003, will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short term. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

                          PART II - OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          -----------------------------------------

          On April 2, 2002, the Company issued certificates for 300,000 shares of its Common Stock to two exclusive forwarder agents, in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The shares were issued for a purchase price of $1.00 per share pursuant to the terms of a Subscription Agreement entered into by each of the exclusive forwarder agents in 1998. The purchase price of each forwarder agent was paid by the execution of a promissory note and was secured by a pledge of the shares. The obligations under each of the promissory notes were fully satisfied by the bonuses earned by each of the exclusive forwarder agents in 1999, 2000 and 2001. These shares have been presented as issued and outstanding as of March 31, 2002.


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

10.3 Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001, File No. 0-29754)

10.4 Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits
          10.7 and 10.8 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000, File No. 0-29754)

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

Dated: May 10, 2002                    TARGET LOGISTICS, INC.
                                            Registrant


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