Form 10-K
period 2002-06-30
TARGET LOGISTICS INC
filed 2002-09-30
CIK 1009480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to . ------------ ----------------

                         Commission file number: 0-29754

                             TARGET LOGISTICS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           11-3309110
---------------------------------                       ------------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

112 East 25th Street, Baltimore, Maryland                        21218
-----------------------------------------               ------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code           (410) 338-0127

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 25, 2002 was $551,626.

The number of shares of common stock outstanding as of September 25, 2002 was 12,179,002

                      DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 2002 Annual Meeting of Shareholders (to be filed).

                             TARGET LOGISTICS, INC.
                         2002 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                          Page
                                                                          ----

                                     PART I


Item 1.    Business                                                         3
Item 2.    Properties                                                       5
Item 3.    Legal Proceedings                                                5
Item 4.    Submission of Matters to a Vote of Security Holders              5

           Executive Officers of the Registrant                             6


                                    PART II

Item 5.    Market for  Registrant's  Common  Equity and
           Related  Stockholder Matters                                     7
Item 6.    Selected Financial Data                                          8
Item 7.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations                             8
Item 7A.   Quantitative And Qualitative Disclosures About Market Risk      11
Item 8.    Financial Statements and Supplementary Data                     12
Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosures                            12


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant              14
Item 11.   Executive Compensation                                          14
Item 12.   Security Ownership of Certain Beneficial Owners
           and Management                                                  14
Item 13.   Certain Relationships and Related Transactions                  14


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                     15

           Signatures                                                      17
           Certifications                                                  18

                                     PART I


ITEM  1. BUSINESS
         --------

Background
----------

          Target Logistics, Inc. ("Company") provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Logistic Services, Inc. ("Target"). The Company has a network of offices in 34 cities throughout the United States. The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970.

Description of Business
-----------------------

          The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shipper's location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds and generally requiring second-day delivery. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 34 cities throughout the United States, including exclusive agency relationships in 21 cities. The Company has international freight forwarding operations consisting of strategic relationships in over 20 countries including share ownership in its exclusive agents in China and Philippines. The Company has developed several niches including fashion services, consumer direct logistics of oversized freight, the distribution of materials for the entertainment industry, and an expertise in material supply logistics to manufacturing concerns.

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

          International  Operations.   The  Company's  international  operations
consist of air and ocean  freight  movements  imported to and exported  from the

Company's Target subsidiary's network of offices in the United States. During the fiscal year ended June 30, 2002, the Company's international freight forwarding accounted for 25.5% of the Company's operating revenue.

Customers and Marketing
-----------------------

          The Company's principal customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, computer software and wearing apparel. As of June 30, 2002, the Company had approximately 5,000 accounts.

          The  Company   markets  its  services   through  an   organization  of
approximately 20 full-time salespersons and 30 independent sales agents supported by the sales efforts of senior management, and the operations staff in the Company's offices. The Company strongly promotes team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. The Company staffs each office with operational employees to provide support for the sales team, develop frequent contact with the customer's traffic department, and maintain customer service. The Company believes that it is important to maintain frequent contact with its customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

          The Company has and continues to develop expertise in several niches: fashion, consumer direct logistics, and entertainment and media. The Company's fashion services division targets chain retail and department store customers and provides specific expertise in handling fashion-related shipments. The fashion services division specializes in the movement of wearing apparel from manufacturing vendors to their department store customers located throughout the United States. The Company's Consumer Direct Logistics (CDL) operation specializes in oversize and/or heavy weight shipments primarily from manufacturers and catalogue sales distribution centers moving direct to the residential consumer. The Company has recently expanded its service geared toward the entertainment industry. The Entertainment Media Logistics (EML)
service has now expanded beyond film and entertainment logistics with specialized services aimed at broadcast companies.

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

Competition
-----------

          Although there are no weight restrictions on the Company's shipments, the Company focuses primarily on cargo shipments weighing more than 50 pounds and requiring second-day delivery. As a result, the Company does not directly compete for most of its business with overnight couriers and integrated shippers of principally small parcels, such as United Parcel Service of America, Inc., Federal Express Corporation, DHL Worldwide Express, Inc., Airborne Freight Corporation and the United States Postal Service. However, some integrated carriers, such as Emery Air Freight Corporation and Pittston BAX Group, Inc., primarily solicit the shipment of heavy cargo in competition with forwarders. Additionally, there is a developing trend among integrated shippers of primarily small parcels to solicit the shipment of heavy cargo.

          There is intense competition within the freight forwarding industry. While the industry is highly fragmented, the Company most often competes with a relatively small number of forwarders who have nationwide networks and the capability to provide a full range of services similar to those offered by the Company. These include EGL, Inc., Pilot Air Freight, Inc., and USF Worldwide, Inc. There is also competition from passenger and cargo air carriers and trucking companies. On the international side of the business, the Company competes with forwarders that have a predominantly international focus, such as Exel plc, Danzas Group and Kuehne Nagal International. All of these companies, as well as many other competitors, have substantially greater facilities, resources and financial capabilities than those of the Company. The Company also faces competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers.

Employees
---------

          The Company and its subsidiaries had approximately 192 full-time employees as of June 30, 2002. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relations with its employees to be good.

Regulation
----------

          The Company's freight forwarding business as an indirect air cargo carrier is subject to regulation by the United States Department of Transportation under the Federal Aviation Act. However, air freight forwarders (including the Company) are exempted from most of such Act's requirements by the Economic Aviation Regulations promulgated thereunder, but must adhere to certain rules, such as security requirements. The Company's foreign air freight forwarding operations are subject to regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.


ITEM 2.  PROPERTIES
         ----------

          As of June 30, 2002, the Company leased terminal facilities consisting of office and warehouse space in 13 cities located in the United States, and also utilized 21 offices operated by exclusive agents. The Company's facilities range in size from approximately 1,000 square feet to approximately 100,000 square feet and consist of offices and warehouses with loading bays. All of such properties are leased from third parties. The Company's headquarters are located in Baltimore, Maryland, and Target's headquarters are located in Los Angeles, California, and consists of approximately 100,000 square feet of floor space leased pursuant to the terms of a lease which expires in July 2005. Management believes that its current facilities are more than sufficient for its planned growth.

The Company has an additional 12 terminal facilities in the following locations:

         Atlanta, Georgia                     Houston, Texas
         Charlotte, North Carolina            Memphis, Tennessee
         Chicago, Illinois                    Miami, Florida
         Dallas, Texas                        Newark, New Jersey
         El Paso, Texas                       New York, New York
         Greensboro, North Carolina           Seattle, Washington


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

          On October 12, 2000, Pilot Air Freight Corp. ("Pilot"), a major competitor of Target, sued Target in the United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-5190, with respect to the termination by a former Pilot freight forwarder of its relationship with Pilot and entering into an exclusive forwarder relationship with Target. Pilot alleged, among other things, intentional interference with contract, tortious interference with business relations, violation of section 43(a) of the Lanham Act, violation of Pennsylvania state statutes concerning stored electronic communications, and misappropriation of trade secrets. Pilot sought an amount "in excess of $100,000" in damages, punitive damages, and an injunction against Target requiring it to cease competing in the Hartford, Connecticut market for six months. During subsequent discovery proceedings, Pilot claimed that its damages exceed $3 million. Target has denied all of Pilot's claims and believes they are without merit. Target will continue to vigorously defend Pilot's claims.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

          The following is a listing of the executive officers of the Company as of June 30, 2002. There are no family relationships between any Directors and Officers of the Company.

NAME                              AGE     POSITION
----                              ---     --------

Stuart Hettleman...............    52     President and Chief Executive
                                          Officer

Philip J. Dubato...............    46     Vice President, Chief Financial
                                          Officer and Secretary

Christopher Coppersmith........    52     President and Chief Executive Officer,
                                            Target Logistic Services, Inc.

STUART HETTLEMAN has been President, Chief Executive Officer and a director of the Company since February 7, 1996, and a director and Chairman of Target since May 8, 1997.

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

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

          The Company's common stock, $.01 par value (the "Common Stock") trades, and the Company's Redeemable Common Stock Purchase Warrants (the "Warrants") traded, on the Over-The-Counter (OTC) market under the symbols TARG and TARGW, respectively. The warrants expired on June 28, 2001.

          The following table shows the high and low sales prices of the Common Stock and Warrants for each of the quarters during the fiscal years indicated, as available through the OTC market. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. There have been no dividends declared.

                                           COMMON STOCK              WARRANTS
   Fiscal Year Ended June 30, 2002
   First Quarter                         High       $0.39       High           -
                                         Low        $0.14       Low            -

   Second Quarter                        High       $0.32       High           -
                                         Low        $0.11       Low            -

   Third Quarter                         High       $0.34       High           -
                                         Low        $0.12       Low            -

   Fourth Quarter                        High       $0.45       High           -
                                         Low        $0.14       Low            -

   Fiscal Year Ended June 30, 2001
   First Quarter                         High       $0.53       High       $0.00
                                         Low        $0.36       Low        $0.00

   Second Quarter                        High       $0.45       High       $0.00
                                         Low        $0.23       Low        $0.00

   Third Quarter                         High       $0.47       High       $0.00
                                         Low        $0.25       Low        $0.00

   Fourth Quarter                        High       $0.36       High       $0.00
                                         Low        $0.25       Low        $0.00


          On September 25, 2002 there were 703 shareholders of record of the Company's Common Stock. The closing price of the Common Stock on that date was $0.13 per share.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

                             TARGET LOGISTICS, INC.
                     (in thousands, except per share data)


                                                                        Year Ended June 30,
                                               --------------------------------------------------------------------
                                                    1998            1999          2000         2001          2002
Statement  of Operations Data:
    Operating revenue                          $   97,784       $   51,720    $   84,088    $  90,143    $   93,484
    Cost of transportation                         73,599           34,790        56,949       60,912        63,174
                                               ----------       ----------    ----------    ---------    ----------
    Gross profit                                   24,185           16,930        27,139       29,231        30,310
    Selling, general & administrative
      expenses                                     21,880           20,471        27,194       30,655        29,969
    Depreciation and Amortization                   1,132              833           989          897         1,017
                                               ----------       ----------    ----------    ---------    ----------
    Operating income (loss)                    $    1,173       $   (4,374)   $   (1,044)   $  (2,321)   $     (676)
    Gain on sale of subsidiary                          -           24,832             -            -             -
    Net income (loss)                          $    7,404       $   14,016    $   (1,197)   $  (1,772)   $     (935)
    Net income (loss) per common share         $     0.90       $     1.63    $     (0.14)  $    (0.18)  $    (0.10)

Balance Sheet Data:
    Total assets                               $   38,547       $   34,932    $   36,669    $  36,484    $   37,388
    Working capital (deficit)                     ( 2,340)           5,567         4,535          336            57
    Current liabilities                            26,085           15,251        18,474       20,440        22,293
    Long-term indebtedness                          4,138               24            92           34            34
    Shareholders' equity                       $    8,324       $   19,657    $   18,102     $ 16,010      $ 15,061


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

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

Overview
--------

          The Company generated operating revenues of $93.5 million, $90.1 million, and $84.1 million, and had a net loss of $0.9 million, $1.8 million, and $1.2 million for the fiscal years ended June 30, 2002, 2001, and 2000, respectively.

          The Company had earnings or (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $340,000, ($1,424,000), and ($54,000), for the fiscal years ended June 30, 2002, 2001, and 2000 respectively. EBITDA, like operating income, does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. The Company excludes all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company's results, it is not intended to replace any presentation included in the Company's consolidated financial statements.

          * For the fiscal year ended June 30, 2002, the revenue of the Company's Target subsidiary increased by 3.7% when compared to the fiscal year ended June 30, 2001. Target's gross profit margin (i.e., gross operating revenue less cost of transportation expressed as a percentage of gross operating revenue) was 32.4% for the 2002 and 2001 periods. Management continues to believe that the Company must focus on increasing revenues and must increase gross profit margin to restore the Company to profitability. Management intends to continue to work on growing revenue by increasing sales generated by Target's employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

Results of Operations
---------------------

Years ended June 30, 2002 and 2001

          Operating Revenue. Operating revenue increased to $93.5 million for the year ended June 30, 2002 from $90.1 million for the year ended June 30, 2001, a 3.7% increase, due to increased domestic freight volume. Domestic revenue increased by 6.7% to $69,652,711 for the year ended June 30, 2002 from $65,255,740 for the year ended June 30, 2001, while international revenue decreased by 4.2% to $23,831,028 for the year ended June 30, 2002 from $24,887,462 for the year ended June 30, 2001, primarily as a result of decreases in air export freight volume.

          Cost of Transportation. Cost of transportation was 67.6% of operating revenue for each of the years ended June 30, 2002 and 2001.

          Gross Profit. As a result of the factors described in the previous paragraph, gross profit was 32.4% of operating revenue for the years ended June 30, 2002 and 2001.

          Selling, General and Administrative Expenses. Selling, general, and administrative expenses decreased to 33.1% of operating revenue for the year ended June 30, 2002, from 35.0% of operating revenue for the year ended June 30, 2001. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 16.7% of operating revenue for each of the years ended June 30, 2002 and 2001. Exclusive forwarder commission expense was 14.6% and 16.4% of operating revenue for the year June 30, 2002 and 2001, respectively, an 11.0% decrease, resulting from decreases in forwarder agent freight volume.

          Net Loss. The Company realized a net loss of ($934,527) for the year ended June 30, 2002, compared to a net loss of ($1,771,583) for the year ended June 30, 2001. The 2001 results include a $777,895 benefit for income taxes.

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

          Net Loss. The Company realized a net loss of ($1,771,583) for the year ended June 30, 2001, compared to a net loss of ($1,196,605) for the year ended June 30, 2000. The 2001 results include a $777,895 benefit for income taxes.

Liquidity and Capital Resources
-------------------------------

          General.  During  the year  ended  June  30,  2002,  net cash  used in operating activities was $315,838. Cash used in investing activities was $839,950, which consisted of $311,287 of capital expenditures and $528,663 relating to the purchase by the Company's Target subsidiary of the assets of SDS Logistics and Air America Freight Service, Inc. Cash provided by financing activities was $1,910.

          Currently, approximately $1.4 million of the Company's outstanding accounts payable represent unsecured trade payables of closed subsidiaries which, at this time, the Company continues to carry on its books.

          Capital expenditures. Capital expenditures for the fiscal year ended June 30, 2002 were $311,287.

          GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interest rate of the GMAC Facility is prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0% and after September 20, 2002 cannot be less than 5.0%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of June 30, 2002, there were outstanding borrowings of $5,993,475 under the GMAC Facility (which represented 83% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $7,211,000. The GMAC Facility expires on January 14, 2005. The Company entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and most recently for an additional two-year term.

          * Working Capital Requirements. Cash needs of the Company are currently met by the Company's accounts receivable financing facility and cash on hand. As of June 30, 2002, the Company had $1,217,761 available under its $10 million accounts receivable financing facility and approximately $4,333,015 in cash from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short terms. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and, competition, none of which can be predicted with certainty.

Inflation
---------

          The Company does not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on its operations.

Critical Accounting Policies
----------------------------

          The Company's accounting policies are more fully described in Note 3 of the Notes to the Consolidated Financial Statements, starting on page F-8. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The Company reevaluates these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from the Company's estimates.

New Accounting Pronouncements
-----------------------------

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations." SFAS No. 141 supersedes Accounting
Principles Board ("APB") No. 16 and requires that any business combinations initiated after June 30, 2001, be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB No. 16. The statement was effective for any business combination initiated after June 30, 2001, and must have been applied to all business combinations accounted for by the purchase method for which the date of acquisition was July 1, 2001, or later. The adoption of this statement did not have a material impact to the Company's financial position or results of operations, since the Company has not participated in such activities covered under this pronouncement.

          In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is having an independent valuation analysis completed and does not anticipate any material transitional impairment; however, future impairment reviews may result in periodic write-downs ranging from zero to $11,239,917. The Company amortized approximately $596,000 of goodwill for each of the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

          In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on July 1, 2002. The Company anticipates that adoption of SFAS No. 144 will not have a material impact to the Company's financial position or results of operations.

          In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical

Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements", and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

          The Company's principal financial instrument is long-term debt under the GMAC Facility which provides for interest at the prime rate plus 1% with a minimum interest rate of 6.0% prior to September 20, 2002, and a minimum interest rate of 5.0% after September 20, 2002. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under the GMAC Facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 2002, an aggregate principal amount of $5,993,475 was outstanding under the GMAC Facility bearing interest at an annual rate of 6.0%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, the Company would pay or save, respectively, an additional $29,967 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

          The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 14(a) of this Annual Report.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURES
          ------------------------------------

          On April 22,  2002,  the Company  filed a Current  Report on Form 8-K.
Item 4 of Form 8-K, "Changes in Registrant's Certifying Accountant" was reported as follows:

          On April 18, 2002, Target Logistics, Inc. (the "Company") determined, for itself and on behalf of its subsidiaries, to dismiss its independent auditors, Arthur Andersen LLP ("Arthur Andersen"), and to engage the services of Stonefield Josephson, Inc. ("Stonefield Josephson") as its new independent auditors. The change in auditors became effective immediately. This determination followed the Company's decision to seek proposals from independent accountants to audit the financial statements of the Company, and was approved by the Company's Board of Directors upon the recommendation of its Audit Committee. Stonefield Josephson was engaged to review the financial statements of the Company beginning with the fiscal quarter ended March 31, 2002.

          During the two most recent fiscal years of the Company ended June 30, 2001, and the subsequent interim period through April 18, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports.

          None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company ended June 30, 2001 or within the interim period through April 18, 2002.

          The audit reports of Arthur Andersen on the consolidated financial statements of the Company as of and for the fiscal years ended June 30, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. A letter from Arthur Andersen was attached as Exhibit 16.1 to the Form 8-K filing.

          During the two most recent fiscal years of the Company ended June 30, 2001, and the subsequent interim period through April 18, 2002, neither the Company nor any of its subsidiaries consulted with Stonefield Josephson regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                   PART III
                                   --------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

          The information with respect to the identity and business experience of the directors of the Company and their remuneration in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2002 Annual Meeting of Shareholders, is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------

          The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2002 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ---------------------------------------------------
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          ------------------------------------------

          The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2002 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2002 Annual Meeting of Shareholders.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K
         -----------------------------------------------------------------

(a)  1.  Financial Statements
         --------------------
                                                                           Page
                                                                           ----
Report of Independent Public Accountants                                    F-1
Report of Independent Public Accountants                                    F-2
Consolidated Balance Sheets as of June 30, 2002 and 2001                    F-3
Consolidated Statements of Operations for the Years Ended
  June 30, 2002, 2001, and 2000                                             F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
  June 30, 2002, 2001, and 2000                                             F-5
Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2002, 2001, and 2000                                             F-6
Notes to Consolidated Financial Statements                                  F-8

(a)  2.  Financial Statement Schedules
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
         -----------------------------------------------------------

Exhibit No.
-----------

3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2       By-Laws  of  Registrant,  as amended  (incorporated  by  reference  to
          Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)
4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
4.3 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1997, File No. 0-29754)
10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC, as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999, File No. 0-29754)
10.3 Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000, File No. 0-29754)
10.4      Amendment to GMAC Facility Agreement, dated September 20, 2002

10.5 Employment Agreement dated June 24, 1996 between Amertranz Worldwide Holding Corp. and Stuart Hettleman (incorporated by reference to
          Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996, File No. 0-29754)
10.6 Addendum to Employment Agreement effective June 24, 1999 between Target Logistics, Inc. and Stuart Hettleman (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2000, File No. 0-29754)
10.7 Addendum to Employment Agreement dated June 30, 2002 between Target Logistics, Inc. and Stuart Hettleman
10.8 (P) Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
10.9      Amendment to Lease Agreement for Los Angeles Facility
21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
23        Consent of Stonefield Josephson, Inc.
99 Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K
          -------------------

On April 22, 2002, the Registrant filed a Current Report on Form 8-K reporting its change of auditors from Arthur Andersen LLP to Stonefield Josephson, Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                            TARGET LOGISTICS, INC.



Date:  September 27, 2002                   By:     /s/ Stuart Hettleman
                                               ---------------------------------
                                               Stuart Hettleman
                                               President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title                     Date
---------                                 -----                     ----


 /s/ Stuart Hettleman           President, Chief Executive    September 27, 2002
----------------------------    Officer and Director
Stuart Hettleman


 /s/ Michael Barsa              Director                      September 27, 2002
----------------------------
Michael Barsa


 /s/ Brian K. Coventry         Director                       September 27, 2002
----------------------------
Brian K. Coventry


 /s/ Christopher Coppersmith    Director                      September 27, 2002
----------------------------
Christopher Coppersmith


 /s/ Philip J. Dubato           Vice President, Chief         September 27, 2002
----------------------------    Financial Officer,
Philip J. Dubato                Principal Accounting Officer
                                and Director

                                 CERTIFICATIONS


          I, Stuart Hettleman, certify that:

          1. I have reviewed this Annual Report on Form 10-K of Target Logistics, Inc.;

          2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and 3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.


Date: September 27, 2002                         /s/ Stuart Hettleman
                                            ------------------------------------
                                            Stuart Hettleman
                                            Chief Executive Officer




         I, Philip J. Dubato, certify that:

          1. I have reviewed this Annual Report on Form 10-K of Target Logistics, Inc.;

          2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report.

Date: September 27, 2002                         /s/ Philip J. Dubato
                                            ------------------------------------
                                            Philip J. Dubato
                                            Chief Financial Officer

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
Target Logistics, Inc.
Baltimore, Maryland

We have audited the consolidated balance sheet of Target Logistics, Inc. (a Delaware corporation) and subsidiaries, as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Logistics, Inc. and subsidiaries, as of June 30, 2002, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


STONEFIELD JOSEPHSON, INC.

Santa Monica, California
August 9, 2002

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


                                            ARTHUR ANDERSEN LLP



New York, New York
August 10, 2001


                      EXPLANATORY NOTE REGARDING REPORT OF
                         INDEPENDENT PUBLIC ACCOUNTANTS

     On April 18, 2002, the Company decided to no longer engage Arthur Andersen LLP ("Andersen") as its independent public accountants and engaged Stonefield Josephson, Inc. to serve as its independent public accountants for the year ending June 30, 2002. More information regarding the Company's change in independent public accountants is contained in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2002.

     We could not obtain permission of Andersen to the inclusion in this Annual Report on Form 10-K of their Report of Independent Public Accountants, above. Accordingly, the above Report of Independent Public Accountants is merely reproduced from the Company's Annual Report on Form 10-K for the year ended June 30, 2001 (although the consolidated balance sheet as of June 30, 2000, and the consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1999 referred to in that report are not included herein) and does not include the manual signature of Andersen.

Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult to seek remedies against Andersen and the ability to seek relief against Andersen may be impaired.

                             TARGET LOGISTICS, INC.
                          CONSOLIDATED BALANCE SHEETS


                       ASSETS                                        June 30, 2002      June 30, 2001
                                                                     -------------      -------------
CURRENT ASSETS:
Cash and cash equivalents                                              $4,333,015         $5,486,893
Accounts receivable, net of allowance for doubtful accounts of
   $995,245 and $1,391,157, respectively                               17,012,677         14,855,373
Deferred income taxes                                                     694,333            245,960
Prepaid expenses and other current assets                                 310,543            188,135
                                                                          -------            -------
                                 Total current assets                  22,350,568         20,776,361
PROPERTY AND EQUIPMENT, NET                                               615,606            725,138
OTHER ASSETS                                                              942,110            458,717
DEFERRED INCOME TAXES                                                   2,239,667          2,688,040
GOODWILL, net of accumulated amortization of $3,715,106
   and $3,119,239, respectively                                        11,239,917         11,835,784
                                                                       ----------         ----------
                                 Total assets                         $37,387,868        $36,484,040
                                                                      ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                       $5,834,820         $5,594,124
Accrued expenses                                                        1,783,136          2,197,726
Accrued transportation expenses                                         8,430,078          6,713,348
Note payable to bank                                                    5,993,475          5,679,912
Dividends payable                                                         110,270            115,862
Taxes payable                                                              64,576             65,375
Lease obligation - current portion                                         76,982             73,909
                                                                       ----------         ----------
                    Total current liabilities                          22,293,337         20,440,256
LEASE OBLIGATION -- LONG TERM                                              34,002             33,624
                                                                      -----------        -----------
                    Total liabilities                                 $22,327,339        $20,473,880
                                                                      -----------        -----------

COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized,
   320,696 shares issued and outstanding                                3,206,960          3,206,960
Common Stock, $.01 par value; 30,000,000 shares authorized,
   12,913,953 and 12,613,953 shares issued and outstanding,
   respectively                                                           129,139            126,139
Paid-in capital                                                        24,202,248         23,905,248
Accumulated deficit                                                   (11,833,013)       (10,583,382)
Less:  Treasury stock, 734,951 shares held at cost                       (644,805)          (644,805)
                                                                      -----------        -----------
                    Total shareholders' equity                         15,060,529         16,010,160
                                                                      -----------        -----------

                    Total liabilities and shareholders' equity        $37,387,868        $36,484,040
                                                                      ===========        ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.


                             TARGET LOGISTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended            Year Ended           Year Ended
                                                          June 30, 2002         June 30, 2001        June 30, 2000
                                                          -------------         -------------        -------------

OPERATING REVENUES:                                         $93,483,739           $90,143,202          $84,088,195

COST OF TRANSPORTATION:                                      63,173,982            60,912,272           56,948,811
                                                            -----------           -----------          -----------

GROSS PROFIT:                                                30,309,757            29,230,930           27,139,384
                                                            -----------           -----------          -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
("SG&A"):
SG&A - Target subsidiary                                     15,600,538            15,025,467           13,692,166
SG&A - Target subsidiary
(Exclusive forwarder commissions)                            13,620,593            14,802,994           12,803,075
SG&A - Corporate                                                748,411               826,886              698,635
Depreciation and amortization                                 1,016,687               896,610              989,205
                                                            -----------            ----------           ----------
  Selling, general and administrative expenses               30,986,229            31,551,957           28,183,081
                                                            -----------            ----------           ----------

Operating loss                                                 (676,472)           (2,321,027)          (1,043,697)

OTHER EXPENSE:
Interest expense                                               (258,055)             (228,451)             (44,013)
                                                            -----------            ----------           -----------

Loss before income taxes                                       (934,527)           (2,549,478)          (1,087,710)
(Benefit) provision for income taxes                                  -              (777,895)             108,895
                                                            -----------           -----------          -----------
Net loss                                                    $  (934,527)          $(1,771,583)         $(1,196,605)
                                                            ===========           ===========          ===========

Basic and diluted loss per share attributable to                 $(0.10)               $(0.18)              $(0.14)
                                                                 ======                ======               ======
common shareholders

Weighted average shares outstanding                          11,953,797            11,879,002           11,015,126
                                                             ==========            ==========           ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                                             TARGET LOGISTICS, INC.
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000



                                   Preferred Stock       Common Stock     Additional    Treasury Stock
                                   ---------------       ------------      Paid-In      --------------      Accumulated
                                   Shares   Amount     Shares    Amount    Capital     Shares    Amount       Deficit      Total
                                   ------   ------     ------    ------    -------     ------    ------       -------      -----

Balance, June 30, 1999           427,207 $4,272,070  10,031,868 $100,318 $22,877,209 (839,855) $(654,935)  $(6,937,598) $19,657,064

Cash dividends associated
with the Class A, C and D
Preferred Stock                        -          -           -        -           -        -          -      (357,172)    (357,172)

Common Stock issued in
connection with the conversion
of Class D Preferred Stock      (106,511)(1,065,110)  2,582,085   25,821   1,039,289        -          -             -            -

Purchase of Treasury Stock
at cost                                -          -           -        -           -   (1,400)    (1,120)            -       (1,120)

Treasury Stock retired,
at cost                                -          -           -        -     (11,250) 106,304     11,250             -            -

Net loss                               -          -           -        -           -        -          -    (1,196,605)  (1,196,605)
                                -------- ----------  ---------- -------- ----------- --------  ---------   -----------  -----------

Balance, June 30, 2000           320,696 $3,206,960  12,613,953 $126,139 $23,905,248 (734,951) $(644,805)  $(8,491,375) $18,102,167

Cash dividends associated
with the Class A and C
Preferred Stock                        -          -           -        -           -        -          -      (320,424)    (320,424)

Net loss                               -          -           -        -           -        -          -    (1,771,583)  (1,771,583)
                                -------- ----------  ---------- -------- ----------- --------  ---------  ------------  -----------

Balance, June 30, 2001           320,696 $3,206,960  12,613,953 $126,139 $23,905,248 (734,951) $(644,805)$ (10,583,382) $16,010,160

Cash dividends associated
with the Class A and C
Preferred Stock                        -          -           -        -           -        -          -      (315,104)    (315,104)

Common Stock issued pursuant
to Subscription Agreements
                                       -          -     300,000    3,000     297,000        -          -             -      300,000
Net loss                               -          -           -        -           -        -          -      (934,527)    (934,527)
                                -------- ----------  ----------  ------- ----------- --------  ---------  ------------  -----------

Balance, June 30, 2002           320,696 $3,206,960  12,913,953 $129,139 $24,202,248 (734,951) $(644,805) $(11,833,013) $15,060,529
                                ======== ==========  ========== ======== =========== ========  =========  ============= ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             TARGET LOGISTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Year Ended        Year Ended        Year Ended
                                                                                   June 30, 2002    June 30, 2001     June 30, 2000
                                                                                   -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $(934,527)     $(1,771,583)      $(1,196,605)
  Bad debt expense                                                                       341,090         (239,611)          312,659
  Depreciation and amortization                                                        1,016,687          896,610           989,205
  Deferred income tax                                                                          -         (777,895)          108,895
  Adjustments to reconcile net loss to net cash used in operating activities-
     (Increase) decrease in accounts receivable                                       (2,498,395)         334,062        (4,609,167)
     (Increase) decrease in prepaid expenses and other current assets                   (122,408)        (155,774)          120,579
     Decrease in other assets                                                             45,270            9,898             9,767
     Increase (decrease) in accounts payable and accrued expenses                      1,836,445          937,752           (44,945)
                                                                                      ----------      -----------       -----------
                  Net cash used for operating activities                                (315,838)        (766,541)       (4,309,612)
                                                                                      -----------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                   (311,287)        (450,694)         (435,787)
  Asset Purchase Acquisitions (Note 5)                                                  (528,663)               -                 -
                                                                                      -----------     -----------       -----------
                  Net cash used for investing activities                                (839,950)        (450,694)         (435,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                                                        (315,104)        (320,626)         (409,788)
  Purchase of treasury stock                                                                   -                -            (1,120)
  Borrowing from note payable to bank                                                 87,585,081       83,376,995        76,853,359
  Repayment of note payable to bank                                                  (87,271,518)     (82,333,904)      (73,566,516)
  Repayment of long-term debt                                                                  -                -           (10,500)
  Proceeds (payment) of lease obligations                                                  3,451          (73,441)           53,473
                                                                                     -----------      ------------      -----------
                  Net cash provided by financing activities                                1,910          649,024         2,918,908
                                                                                     -----------      -----------       -----------

                  Net decrease in cash and cash equivalents                           (1,153,878)        (568,211)       (1,826,491)

CASH AND CASH EQUIVALENTS, beginning of year                                           5,486,893        6,055,104         7,881,595
                                                                                     -----------      -----------       -----------
CASH AND CASH EQUIVALENTS, end of year                                                $4,333,015       $5,486,893        $6,055,104
                                                                                     ===========      ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                                              $382,320         $506,793          $361,349
  Income taxes                                                                        $      800       $    2,499        $   19,934

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                    Year Ended        Year Ended        Year Ended
                                                                                   June 30, 2002    June 30, 2001     June 30, 2000
                                                                                   -------------    -------------     -------------

Issuance of 300,000 shares of Common Stock pursuant to Subscription Agreements          $300,000                -                 -
TIA, Inc. conversion of 106,511 Class D Preferred Shares                                       -                -       $(1,065,110)
Issuance of Common Stock for TIA, Inc. conversion of 106,511
   Class D Preferred Shares                                                                    -                -       $     25,821
Retirement of Treasury Stock                                                                   -                -       $     11,250


























              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             TARGET LOGISTICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            YEAR ENDED JUNE 30, 2002


1.        BUSINESS

          Target Logistics, Inc. ("Company") provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Logistic Services, Inc. ("Target"). The Company has a network of offices in 34 cities throughout the United States. The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970.

          The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shipper's location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds and generally requiring second-day delivery. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 34 cities throughout the United States, including exclusive agency relationships in 21 cities. The Company has international freight forwarding operations consisting of strategic relationships in over 20 countries including share ownership in its exclusive agents in China and Philippines. The Company has developed several niches including fashion services, consumer direct logistics of oversized freight, the distribution of materials for the entertainment industry, and an expertise in material supply logistics to manufacturing concerns.

2.        CHANGE IN AUDITORS

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

Principles of Consolidation

For the fiscal years ended June 30, 2002, 2001 and 2000, the consolidated financial statements include the accounts of the Company, Target, and other inactive subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2002


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

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2002.

Goodwill

Goodwill represents the excess of cost over net assets acquired and is amortized on a straight-line basis over 25 years.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is having an independent valuation analysis completed and does not anticipate any material transitional impairment; however, future impairment reviews may result in periodic write-downs ranging from zero to $11,239,917. The Company amortized approximately $596,000 of goodwill for each of the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

Stock Options

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation expense relating to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

Revenue Recognition

In accordance with EITF 91-9 "Revenue and Expense Recognition for Freight Services in Process", revenue from freight forwarding is recognized upon completed delivery of goods, and direct expenses associated with the cost of transportation are accrued concurrently. Ongoing provision is made for doubtful receivables, discounts, returns and allowances.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are not held as collateral, and which are purchased with an original maturity of three months or less, to be cash equivalents.

Per Share Data

Basic loss per share is calculated by dividing net loss attributable to common shareholders plus preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented since the inclusion of outstanding convertible preferred stock and stock options would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2002, 2001 and 2000 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:

                                                        June 30,
                                                        --------
                                              2002        2001         2000
                                              ----        ----         ----

Convertible preferred stock...........     9,983,626   6,951,166    5,127,730
Stock Options.........................       576,957     576,957      456,957
Stock Warrants........................                   109,448    5,183,731
                                          ----------   ---------   ----------

Antidilutive securities                   10,560,583   7,637,571   10,768,418
                                          ==========   =========   ==========

Options to purchase 576,957, 576,957, and 456,957 shares of common stock for the years ended June 30, 2002, 2001 and 2000, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

Warrants to purchase 109,448 and 5,183,731 shares of common stock for the years ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted EPS because they were also anti-dilutive.

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

Foreign Currency Transactions

In the normal course of business the Company has accounts receivable and accounts payable that are transacted in foreign currencies. The Company accounts for transaction differences in accordance with Statement of Financial Accounting Standard Number 52, "Foreign Currency Translation", and accounts for the gains or losses in operations. For all periods presented, these amounts were immaterial to the Company's operations.

Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2002 presentation.

Recent Accounting Pronouncements

In July 2001, FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 supersedes APB No. 16 and requires that any business combinations initiated after June 30, 2001, be accounted for as a purchase, therefore, eliminating the pooling-of-interest method defined in APB No. 16. The statement was effective for any business combination initiated after June 30, 2001, and must have been applied to all business combinations accounted for by the purchase method for which the date of acquisition was July 1, 2001, or later. The adoption of this statement did not have a material impact to the Company's financial position or results of operations, since the Company has not participated in such activities covered under this pronouncement.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is having an independent valuation analysis completed and does not anticipate any material transitional impairment; however, future impairment reviews may result in periodic write-downs ranging from zero to $11,239,917. The Company amortized approximately $596,000 of goodwill for each of the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted

SFAS No. 144 on July 1, 2002. The Company anticipates that adoption of SFAS No. 144 will not have a material impact to the Company's financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

4.       PROPERTY AND EQUIPMENT, NET

                                                                         June 30, 2002        June 30, 2001
                                                                         -------------        -------------
         Property and Equipment consists of the following:
           Furniture and fixtures                                          $ 864,517            $ 821,553
           Furniture and fixtures - Capital Lease                             63,494                    -
           Computer Equipment                                                317,827              212,821
           Computer Equipment - Capital Lease                                499,398              499,398
           Computer Software                                                 421,117              394,551
           Leasehold Improvements                                            380,114              363,935
           Vehicles                                                           81,036              116,036
                                                                           ---------            ---------
                                                                           2,627,503            2,408,294
           Less:  Accumulated depreciation and amortization (a)           (2,011,897)          (1,683,156)
                                                                          -----------          ----------
                                                                          $  615,606           $  725,138
                                                                          ===========          ==========

(a) Includes accumulated depreciation and amortization of capital lease assets of $463,997 and $386,377 for the year ended June 30, 2002 and 2001, respectively.

5.       ASSET PURCHASE ACQUISITIONS

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

6.       DEBT

As of June 30, 2002 and 2001, long-term and short-term debt consisted of the following:

                                                                         June 30, 2002        June 30, 2001
                                                                         -------------        -------------

         Asset-based financing                                            $5,993,475           $5,679,912
                                                                          ==========           ==========


During the years ended June 30, 2002 and 2001, the Company's Target subsidiary ("Borrower") maintained an Accounts Receivable Management and Security Agreement with GMAC Commercial Credit LLC ("GMAC") whereby the Borrower can receive advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $10,000,000. The credit line ("GMAC Facility") is subject to interest at a rate of 1.0% per annum over the prevailing prime rate as defined by GMAC (4.75% and 6.75%) as of June 30, 2002 and 2001, respectively, but at no time can the rate be less than 6.0% per annum (and not less than 5% after September 20, 2002). At June 30, 2002 and 2001, the outstanding balance on the GMAC Facility was $5,993,475 and $5,679,912 which represented 83% and 82% of the approximate $7,211,000 and $6,967,000 available thereunder, respectively. At June 30, 2002, the remaining amount available under the GMAC Facility was approximately $1,218,000. GMAC has a security interest in all present and future accounts receivable, machinery and equipment and other assets of the Borrower and the GMAC Facility is guaranteed by the Company. The GMAC Facility expires on January 14, 2005.

7.       SHAREHOLDERS' EQUITY

Preferred Stock

As of June 30, 2002, the authorized preferred stock of the Company is 2,500,000 shares. As of June 30, 2002, 320,696 shares of preferred stock are outstanding as follows:

                                                       Number of Shares Outstanding
                                       ------------------------------------------------------------
                                       Class A (a)      Class C (b)       Class D(c)          Total
                                       -----------      -----------       ----------          -----

      Balance at June 30, 1999             122,946          197,750          106,511         427,207
           Issuances                             -                -                -               -
           Conversions                           -                -         (106,511)       (106,511)
                                           -------          -------         --------        --------

      Balance at June 30, 2000             122,946          197,750                -         320,696
           Issuances                             -                -                -               -
           Conversions                           -                -                -               -
                                           -------          -------         --------         -------

      Balance at June 30, 2001             122,946          197,750                -         320,696
           Issuances                             -                -                -               -
           Conversions                           -                -                -               -
                                           -------          -------         --------         -------

      Balance at June 30, 2002             122,946          197,750                -         320,696
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

On September 23, 1997, 110,250 shares of Class A Preferred Stock were converted into 1,102,500 shares of the Company's Common Stock.

There were no shares of Class A Preferred Stock converted into the Company's Common Stock during fiscal years ending June 30, 2002 and 2001.

(b) Class C Preferred Stock. On June 13, 1997, the Company issued 257,500 shares of Class C, non-voting, cumulative, convertible preferred stock with a par value of $10.00 upon completion of a $2,575,000 private placement of equity securities to individual investors (the "Private Placement").

The Class C Preferred Stock will pay cumulative cash dividends at an annual rate of $1.00 per share payable the last day of each calendar quarter in cash or, at the option of the Company, in shares of common stock provided a registration statement with respect to the underlying shares of common stock is in effect. The Company is prohibited from paying any dividends on common stock or Class A Preferred Stock unless all required Class C Preferred Stock dividends have been paid. Each share of Class C Preferred Stock may be converted at any time, at the option of the holder, into 10 shares of common stock. There were no shares of Class C Preferred Stock converted into the Company's Common Stock during fiscal year ending June 30, 2002 and 2001.

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

Warrants

As of June 30, 2002, the Company had no warrants outstanding.

Stock Option Plan

In June 1996,  the Board of  Directors  of the  Company  adopted  the  Amertranz
Worldwide Holding Corp. 1996 Stock Option Plan ("1996 Plan"), which was subsequently approved by shareholders. The 1996 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of incentive stock options ("ISOs") or nonqualified stock options ("NSOs") and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.10 to $6.00 and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. At June 30, 2002, 356,957 stock options granted to employees and directors were exercisable. The

Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at market value (Note 3). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been increased to the following pro forma amounts:

                                         Year Ended            Year Ended           Year Ended
                                        June 30, 2002        June 30, 2001         June 30, 2000
                                        -------------        -------------         -------------
    Net income (loss):
                As Reported               $(934,527)          $(1,771,583)          $(1,196,605)
                Pro Forma                 $(953,204)          $(1,914,581)          $(1,270,152)

    Basic and Diluted EPS:
                As Reported                  $(0.10)               $(0.18)               $(0.14)
                Pro Forma                    $(0.10)               $(0.19)               $(0.15)


The  effects  of  applying  SFAS No.  123 in the pro  forma  disclosure  are not
indicative  of  future  amounts  as  additional   awards  in  future  years  are
anticipated.

Prior to the adoption of the 1996 Plan, there were 224,399 options granted to purchase common stock at exercise prices ranging from $0.048 to $0.408. These options were granted pursuant to the terms of the Asset Exchange Agreement. At each of June 30, 2002, 2001 and 2000, 6,957 of these options were outstanding and exercisable.

The following table reflects activity under the plan for the three-year period ended June 30, 2002:


                                      Year Ended June 30, 2002  Year Ended June 30, 2001   Year Ended June 30, 2000
                                      ------------------------  ------------------------   ------------------------
                                                   Weighted                   Weighted                   Weighted
                                                    Average                    Average                    Average
                                                   Exercise                   Exercise                   Exercise
                                       Shares        Price       Shares         Price        Shares        Price
                                       ------        -----       ------         -----        ------        -----

Outstanding at beginning of year      576,957         1.24      456,957          1.99       446,957         2.00
Granted                                     -            -      455,000          0.50        10,000         1.25
Exercised                                   -            -            -             -             -            -
Forfeited                                   -            -      (25,000)         1.25             -            -
Cancelled                                   -            -     (310,000)         1.25             -            -

Outstanding at end of year            576,957        $1.24      576,957         $1.24       456,957        $1.99
Exercisable at end of year            356,957        $1.70      259,290         $2.15       193,624        $2.99


The per share weighted average fair value of stock options granted during 2001 and 2000 was $0.22 and $0.72, respectively. No stock options were granted during 2002.

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          2002         2001           2000
                                          ----         ----           ----
       Risk-Free Interest Rates          4.25%        4.35%           6.34%
       Expected Lives                       5            5               5
       Expected Volatility              67.50%      368.23%          72.28%
       Expected Dividend Yields          0.00%        0.00%           0.00%

The following table summarizes information about stock options outstanding at June 30, 2002:

                                       Options Outstanding                      Options Exercisable
                          ----------------------------------------------   ------------------------------
                            Number      Weighted Average    Weighted          Number           Weighted
                          Outstanding       Remaining        Average       Exercisable         Average
Exercise Prices           at 6/30/02    Contractual Life  Exercise Price    at 6/30/02     Exercise Price
---------------           ----------    ----------------  --------------   -----------     --------------

$0.04 - $1.13               501,957           7.63            $0.53          281,957            $0.56
$4.00 - $6.00                75,000           4.00            $6.00           75,000            $6.00
                            -------          -----            -----          -------            -----
$0.04 - $6.00               576,957           7.22            $1.24          356,957            $1.70
                            =======          =====            =====          =======            =====

8.       COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2002, future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

         YEAR ENDING                         CAPITAL LEASES    OPERATING LEASES
         -----------                         --------------    ----------------

            2003                                 $51,870          $1,035,743
            2004                                  17,359           1,057,656
            2005                                  17,359             942,976
            2006                                   4,339             269,477
            2007                                       -              12,856
                                                 -------          ----------
    Total minimum lease payments                 $90,927          $3,318,708
                                                                  ==========
    Less - Amount representing interest           (9,636)
                                                 -------
                                                 $81,291

Employment Agreements

The Company has employment agreements with certain employees expiring at various times through June 30, 2007. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 2002, excluding bonuses, was approximately $680,000.

Litigation

On October 12, 2000, Pilot Air Freight Corp. ("Pilot"), a major competitor of Target, sued Target in the United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-5190, with respect to the termination by a former Pilot freight forwarder of its relationship with Pilot and entering into an exclusive forwarder relationship with Target. Pilot alleged, among other things, intentional interference with contract, tortious interference with business relations, violation of section 43(a) of the Lanham Act, violation of Pennsylvania state statutes concerning stored electronic communications, and misappropriation of trade secrets. Pilot sought an amount "in excess of $100,000" in damages, punitive damages, and an injunction against Target requiring it to cease competing in the Hartford, Connecticut market for six months. During subsequent discovery proceedings, Pilot claimed that its damages exceed $3 million. Target has denied all of Pilot's claims and believes they are without merit. Target will continue to vigorously defend Pilot's claims.

9.       SEGMENT INFORMATION

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

A reconciliation of the Company's domestic and international segment revenues, gross profit, and accounts receivable for the years ended June 30, 2002, 2001 and 2000 is as follows:

                                                 June 30, 2002      June 30, 2001       June 30, 2000
                                                 -------------      -------------       -------------

  Domestic revenue                                $69,652,711        $65,255,740         $56,093,399
  International revenue                            23,831,028         24,887,462          27,994,796
                                                  -----------        -----------         -----------
            Total revenue                         $93,483,739        $90,143,202         $84,088,195
                                                  -----------        -----------         -----------

  Domestic gross profit                           $23,876,294        $22,900,071         $20,152,072
  International gross profit                        6,433,463          6,330,859           6,987,312
                                                  -----------        -----------         -----------
            Total gross profit                    $30,309,757        $29,230,930         $27,139,384
                                                  -----------        -----------         -----------

  Domestic accounts receivable                     16,394,974        $13,579,181         $12,731,926
  International accounts receivable                 1,812,948          2,867,349           4,048,666
  Less: allowance for doubtful accounts             (995,245)        (1,391,157)         (1,630,768)
                                                  -----------        -----------         -----------
           Accounts receivable, net of
           allowance for doubtful accounts        $17,212,677        $15,055,373         $15,149,824
                                                  -----------        -----------         -----------

10.      QUARTERLY FINANCIAL DATA SCHEDULE (unaudited)

                                                                         Year Ended
                                                                        June 30, 2002

                                              9/30/01        12/31/01       03/31/02        06/30/02     Fiscal Year
                                           -----------     -----------    -----------     -----------    -----------
Operating revenue                          $21,552,498     $24,020,827    $21,414,092     $26,526,322    $93,483,739
Cost of transportation                      14,395,369      16,314,144     14,323,881      18,140,588     63,173,982
                                           -----------     -----------    -----------     -----------    -----------
Gross profit                                 7,127,129       7,706,683      7,090,211       8,385,734     30,309,757
Selling, general & administrative
   expense                                   7,528,749       7,725,386      7,326,125       8,405,969     30,986,229
Interest (expense)                             (68,482)        (58,760)       (57,308)        (73,505)      (258,055)
Provision (benefit) for income taxes                 -               -              -               -              -
Net (loss)                                   ($470,102)       ($77,463)     ($293,222)       ($93,740)     ($934,527)
Net (loss) per share:
Basic and diluted loss per share
attributable to common
shareholders                                    ($0.04)         ($0.02)        ($0.03)         ($0.02)        ($0.10)
Weighted average shares outstanding         11,879,002      11,879,002     11,879,002      12,179,002     11,953,797





                                                                         Year Ended
                                                                        June 30, 2001

                                              9/30/00        12/31/00       03/31/01        06/30/01     Fiscal Year
                                           -----------     -----------    -----------     -----------    -----------
Operating revenue                          $21,380,041     $24,700,710    $22,864,467     $21,197,984    $90,143,202
Cost of transportation                      14,164,019      16,679,273     15,468,266      14,600,714     60,912,272
                                           -----------     -----------    -----------     -----------    -----------
Gross profit                                 7,216,022       8,021,437      7,396,201       6,597,270     29,230,930
Selling, general & administrative
   expense                                   7,476,197       8,127,358      8,199,735       7,748,667     31,551,957
Interest (expense)                             (57,091)        (45,328)       (60,940)        (65,092)      (228,451)
(Benefit) provision for income taxes                 -               -       (255,209)       (522,686)      (777,895)
Net (loss)                                   ($317,266)      ($151,249)     ($609,265)      ($693,803)   ($1,771,583)
Net (loss) per share:
Basic and diluted loss per share
attributable to common
shareholders                                    ($0.03)         ($0.02)        ($0.06)         ($0.07)        ($0.18)
Weighted average shares outstanding         11,879,002      11,879,002     11,879,002      11,879,002     11,879,002


11.      INCOME TAXES

The Company has tax net operating loss carryforwards of approximately $13.1 million, which are available to offset future regular taxable income. The losses expire from 2011 through 2022. Some of the losses are limited to annual maximum amounts, due to a prior ownership change, as defined in regulations under
Section 382 of the Internal Revenue Code.

The components of current and deferred income tax expense (benefit) are as follows:

                                                 Year Ended           Year Ended          Year Ended
                                                June 30, 2002       June 30, 2001        June 30, 2000
                                                -------------       -------------        -------------
   (In thousands)
   Current:
   State                                            $ -                 $   -                 $  3
   Federal                                            -                     -

   Deferred:
   State                                              -                     -                    -
   Federal                                            -                  (778)                 106
                                                    ---                  ----                 ----

   Net income tax expense (benefit)                 $ -                 $ 778                 $109
                                                    ===                 =====                 ====


A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

                                                                   Year Ended         Year Ended        Year Ended
                                                                 June 30, 2002      June 30, 2001      June 30, 2000
                                                                 -------------      -------------      -------------

(In thousands)
Income tax (benefit) expense at U.S. statutory rate                 $ (318)             $(867)             $(370)

Tax deductible goodwill                                                  -                  -                  -
Non-deductible goodwill                                                203                203                203

State and local income taxes                                             -                  -                  3
(net of federal benefit)

AMT Credit                                                               -                  -                (17)

Valuation Allowance                                                    117                  -                  -

Non-deductible expenses                                                 (2)              (114)               290
                                                                     -----             ------              -----

                                                                     $   -              $(778)             $ 109
                                                                     =====             ======              =====

The components of deferred income taxes are as follows:


                                                                       Year Ended                  Year Ended
                                                                      June 30, 2002               June 30, 2001
                                                                      -------------               -------------
(In thousands)

NOLs                                                                      $4,468                      $4,170
Tax credits                                                                  286                         286
Accrued amounts and other                                                    694                         877
                                                                          ------                      ------
                                                                           5,448                       5,333

Depreciation and amortization                                                 87                          85
                                                                          ------                      ------
                                                                           5,535                       5,418

Valuation allowance                                                       (2,601)                     (2,484)
                                                                          ------                      ------
                                                                          $2,934                      $2,934
                                                                          ======                      ======

                                                                     SCHEDULE II

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                 Balance at    Charged to     Charged to
                                                 Beginning     Costs and        Other                      Balance at
                                                  of Year       Expenses       Accounts     Deductions    End of Year
                                                  -------       --------       --------     ----------    -----------

For the fiscal year ended June 30, 2000

  Allowance for doubtful accounts                 $ 1,318        $  536        $     -       $  (223)       $ 1,631
                                                  =======        ======        =======       =======        =======

  Reserve for restructuring                       $              $    -        $     -       $   (22)       $     -
                                                  =======        ======        =======       =======        =======


For the fiscal year ended June 30, 2001

  Allowance for doubtful accounts                 $ 1,631        $  180        $     -       $  (420)      $  1,391
                                                  =======        ======        =======       =======        =======


For the fiscal year ended June 30, 2002

  Allowance for doubtful accounts                 $ 1,391        $  341        $     -       $  (737)      $    995
                                                  =======        ======        =======       =======        =======

                                                                    EXHIBIT 10.4

                                                        as of September 20, 2002


GMAC COMMERCIAL CREDIT LLC
1290 Avenue of the Americas
New York, New York 10104

         Re: Amendment to ARMS Agreement
             ---------------------------

Gentlemen:

          Reference is made to that certain Restated and Amended Accounts Receivable Management and Security Agreement, dated July 13, 1998 (as the same now exists or may hereafter be amended, restated, renewed, replaced, substituted, supplemented, extended, or otherwise modified, the "ARMS Agreement"), by and between GMAC COMMERCIAL CREDIT LLC, formerly known as BNY Factoring LLC, as successor by merger to BNY Financial Corporation ("Lender") and TARGET LOGISTIC SERVICES, INC. ("Borrower") formerly known as Target Air Freight, Inc. All capitalized terms used and not otherwise defined herein shall have the respective meanings ascribed to them in the ARMS Agreement.

          Borrower has requested that Lender amend and modify certain terms of the ARMS Agreement, which Lender has agreed to do subject to and on the terms and conditions contained in this Letter Re: Amendment to ARMS Agreement (the "Amendment").

          In consideration of the foregoing, the parties hereto mutually agree as follows:

          1.    Definitions.
                -----------

          (a) Amendment to Definitions. Effective as of the date hereof, the following definitions appearing in paragraph 1(A) of the ARMS Agreement are hereby amended and restated in their entirety as follows:

                    (i)  ""Advance  Rates"  means the  Accounts  Advance  Rate."
                           -------------

                    (ii) ""Collateral" means and includes:
                           ----------

                         (a)     all Accounts;

                         (b)     all Equipment;

                         (c)     all General Intangibles;

                         (d)     all Inventory;

                         (e) all of Borrower's present and future right, title and interest in and to (i) goods and other property including, but not limited to, all merchandise returned or rejected by Customers, relating to or securing any of the Receivables; (ii) all additional amounts due to Borrower from any Customer relating to the Receivables; (iii) other property, including warranty claims, relating to any goods securing this Agreement; (iv) all of Borrower's contract rights, rights of payment which have been earned under a contract right, instruments (including all promissory notes), documents, chattel paper (including all tangible and electronic chattel paper), warehouse receipts, deposit accounts, money, securities and investment property (including securities, whether certificated or uncertificated, securities accounts, security entitlements, commodity contracts or commodity accounts), monies, credit balances, deposits and other property of Borrower now or hereafter held or received by or in transit to Lender or any of Lender's Affiliates or at any other depository or other institution from or for the account of Borrower whether for safekeeping, pledge, custody, transmission, collection or otherwise; (v) any other goods, personal property or real property now owned or hereafter acquired in which Borrower has expressly granted a security interest or may in the future grant a security interest to Lender hereunder, or in any amendment or supplement hereto or thereto, or under any other agreement between Lender and Borrower; (vi) all letters of credit, banker's acceptances and similar instruments and including all letter-of-credit rights; and
                    (vii) all commercial tort claims, including, without limitation, all commercial tort claims set forth on Schedule 6(j);

                         (f) all present and future supporting obligations and all present and future liens, security interests, rights, remedies, title and interest in, to and in respect of Receivables and other Collateral, including (i) rights and remedies under or relating to guaranties, contracts of suretyship, letters of credit and credit and other insurance related to the Collateral, (ii) rights of stoppage in transit, setoff, detinue, replevin, repossession, reclamation, repurchase and other rights and remedies of an unpaid vendor, consignor, consignee, mechanic, artisan, lienor or secured party, (iii) goods described in invoices, documents, contracts or instruments with respect to, or otherwise representing or evidencing, Receivables or other Collateral, including returned, repossessed and reclaimed goods, and (iv) if and when obtained by Borrower, all real and personal property of third parties in which Borrower has been granted a lien or security interest as security for the payment or enforcement of Receivables and including deposits by and property of account debtors or other persons securing the obligations of account debtors;

                         (g) to the extent not otherwise described above, all Receivables;

                         (h) all of Borrower's ledger sheets, ledger cards, files, correspondence, Records, books of account, business papers, computers, computer software (whether owned by Borrower or in which Borrower has an interest), computer programs, tapes, disks and documents relating to the property and rights described in subparagraphs (a), (b),
                    (c), (d), (e), (f) or (g) above; and

                          (i) all proceeds and products of the property and rights described in subparagraphs (a), (b), (c), (d), (e),
                    (f), (g) and (h) above in whatever form, including, but not limited to: cash, deposit accounts (whether or not comprised solely of proceeds), certificates of deposit, insurance proceeds (including hazard, flood, credit and business interruption insurance), negotiable instruments and other instruments for the payment of money, chattel paper, security agreements, documents, eminent domain proceeds, condemnation proceeds and tort claim proceeds."


               (iii)  ""Contract Rate" means an interest rate per annum equal to
(i) the Alternate Base Rate plus (ii) one percent (1%), provided, however, that the Contract Rate shall not at any time be less than five percent (5%)."

               (iv) ""Credit Risk" means the risk of loss resulting solely and exclusively from a Customer's financial inability to pay at maturity with respect to any Account purchased hereunder."

               (v) ""Dispute" means any cause asserted for nonpayment of Accounts, including, without limitation, any alleged defense, counterclaim, offset, dispute or other claim (real or merely asserted) whether arising from or relating to the sale of goods or rendition of services or arising from or relating to any other transaction or occurrence."

               (vi) ""Equipment" means all of Borrower's now owned and hereafter acquired goods (other than Inventory), wherever located, including, without limitation, equipment, machinery, vehicles, tools, furniture, fixtures, data processing and computer equipment and computer hardware and software, whether owned or licensed, and including, embedded software, all attachments, accessions and property now or hereafter affixed thereto or used in connection therewith, and substitutions and replacements thereof, wherever located."

               (vii) ""General Intangibles" means and includes all of Borrower's general intangibles, whether now owned or hereafter acquired including, without limitation, all choses in action, causes of action, corporate or other business records, patents, patent rights, patent applications, manufacturing procedures, quality control procedures, trademarks, service marks, service mark applications, goodwill (including any goodwill associated with any trademark or the license of any trademark), copyrights, works which are the subject matter of copyrights, rights in works of authorship, copyright registrations, inventions, trade secrets, formulas, processes, compounds, drawings, designs, blueprints, surveys, reports, manuals and operating standards, design rights, registrations, licenses, franchises, customer lists, tax refunds, tax refund claims, computer programs, internet domain names, internet domain name registrations, software and contract rights relating to software, all claims under guaranties, security interests or other security held by or granted to Borrower to secure payment of any of the Receivables by a Customer, all rights of indemnification and all other intangible property of every kind and nature (other than Receivables)."

               (viii) ""Guarantor" means Holding and any other Person who may now or hereafter guarantee payment and performance of the whole or part of the Obligations; and "Guarantors" means collectively all such Persons."

               (ix) ""Holding" means Target Logistics, Inc., formerly known as Amertranz Worldwide Holding Corp., together with its successors and assigns."

               (x) ""Inventory" means all of Borrower's now owned and hereafter existing or acquired goods, wherever located, which (a) are leased by Borrower as lessor; (b) are held by Borrower for sale or lease or to be furnished under a contract of service; (c) are furnished by Borrower under a contract of service; or (d) consist of raw materials, work in process, finished goods or materials used or consumed in its business, together with all documents of title or other documents representing or relating to any of the foregoing."

               (xi) ""Net Face Amount" of Accounts means the gross face invoice amount thereof, less returns, discounts (the calculation of which shall be determined by Lender where optional terms are given), anticipation or any other unilateral deductions taken by Customers, and credits and allowances to Customers of any nature."

               (xii) ""Receivables" means, all of the following now owned or hereafter arising or acquired property of Borrower: (a) all Accounts; (b) all interest, fees, late charges, penalties, collection fees and other amounts due or to become due or otherwise payable in connection with any Account; (c) all payment intangibles of Borrower and other contract rights, chattel paper, instruments, notes, and other forms of obligations owing to Borrower, whether from the sale and lease of goods or other property, licensing of any property (including General Intangibles), rendition of services or from loans or advances by Borrower or to or for the benefit of any third person (including loans or advances to any Affiliates or Subsidiaries of Borrower) or otherwise associated with any Accounts, Inventory or General Intangibles of Borrower (including, without limitation, choses in action, causes of action, tax refunds, tax refund claims, any funds which may become payable to Borrower in connection with the termination of any employee benefit plan and any other amounts payable to Borrower from any employee benefit plan, rights and claims against carriers and shippers, rights to indemnification, business interruption insurance and proceeds thereof, casualty or any similar types of insurance and any proceeds thereof and proceeds of insurance covering the lives of employees on which Borrower is beneficiary)."

               (xiii) ""Revolving Credit Advances" shall have the meaning set forth in paragraph 2(b)."

               (xiv) ""Settlement Date" means two (2) Business Days after the day on which the applicable Account is actually collected by Lender."

               (xv) ""Term" means the Closing Date through January 14, 2005, subject to acceleration upon the occurrence of an Event of Default hereunder or other termination hereunder."

          (b) Additional Definitions. Effective as of the date hereof, paragraph
1(A)  of  the  ARMS   Agreement  is  hereby  amended  by  adding  the  following definitions:

               (i) ""Accounts" means all present and future rights of Borrower to payment of a monetary obligation, whether or not earned by performance, which is not evidenced by chattel paper or an instrument, (a) for property that has been or is to be sold, leased, licensed, assigned, or otherwise disposed of, (b) for services rendered or to be rendered, (c) for a secondary obligation incurred or to be incurred, or (d) arising out of the use of a credit or charge card or information contained on or for use with the card."

               (ii) ""Accounts Advance Rate" shall have the meaning set forth in the definition of Accounts Availability."

               (iii) ""Accounts Availability" means the amount of Revolving Credit Advances against Eligible Accounts Lender may from time to time during the term of this Agreement make available to Borrower up to eighty-five percent (85%) (the "Accounts Advance Rate") of the net face amount of Borrower's Eligible Accounts."

               (iv) ""Blocked Account" shall have the meaning set forth in paragraph 22(a)."

               (v) ""Borrowing Base Certificate" shall have the meaning set forth in paragraph 9."

               (vi) ""Collateral Access Agreement" means an agreement in writing, in form and substance satisfactory to Lender, from any lessor of premises to Borrower, or any other person to whom any Collateral (including Inventory, Equipment, bills of lading or other documents of title) is consigned or who has custody, control or possession of any such Collateral or is otherwise the owner or operator of any premises on which any of such Collateral is located, pursuant to which such lessor, consignee or other person, inter alia, acknowledges the first priority security interest of Lender in such Collateral, agrees to waive any and all claims such lessor, consignee or other person may, at any time, have against such Collateral, whether for processing, storage or otherwise, and agrees to permit Lender access to, and the right to remain on, the premises of such lessor, consignee or other person so as to exercise Lender's rights and remedies and otherwise deal with such Collateral and, in the case of any consignee or other person who at any time has custody, control or possession of any Collateral, acknowledges that it holds and will hold possession of the Collateral for the benefit of Lender and agrees to follow all instructions of Lender with respect thereto."

               (vii) ""Deposit Account Control Agreement" means an agreement in writing, in form and substance satisfactory to Lender, by and among Lender, Borrower and any bank at which any deposit account of Borrower is at any time maintained which provides that such bank will comply with the irrevocable instructions originated by Lender directing disposition of the funds in the deposit account without further consent by Borrower and such other terms and conditions as Lender may require, including as to any such agreement with respect to any Blocked Account, providing that all items received or deposited in the Blocked Accounts are the property of Lender, that the bank has no lien upon, or right to setoff against the Blocked Account, the items received for deposit therein, or the funds from time to time on deposit therein and that the bank will wire, or otherwise transfer, in immediately available funds, on a daily basis to an account designated by Lender in writing all funds received or deposited into the Blocked Account."

               (viii) ""Eligible Accounts" means and includes each Account which conforms to the following criteria: (a) such Accounts arise from the actual and bona fide sale and delivery of goods by Borrower or rendition of services by Borrower in the ordinary course of its business which transactions are completed in accordance with the terms and provisions contained in any documents related thereto and shipment of the merchandise or the rendition of services has been completed; (b) no return, rejection or repossession of the merchandise has occurred; (c) merchandise or services shall not have been rejected or disputed by the Customer and there shall not have been asserted any offset, defense, counterclaim, or Dispute; (d) continues to be in full conformity with the representations and warranties made by Borrower to Lender with respect thereto;
(e) Lender is, and continues to be,  satisfied  with the credit  standing of the

Customer in relation to the amount of credit extended; (f) is documented by an invoice in a form approved by Lender and shall not be unpaid more than (i) ninety (90) days from invoice date or (ii) sixty (60) days from the due date;
(g) less than fifty percent (50%) of the unpaid amount of invoices due from such Customer remain unpaid more than (i) ninety (90) days from invoice date or (ii) sixty (60) days from the due date; (h) is not evidenced by chattel paper or an instrument of any kind with respect to or in payment of the Account unless such instrument is duly endorsed to and in possession of Lender or represents a check in payment of an Account; (i) if the Customer is located outside of the United States, the goods which gave rise to such Account were shipped after receipt by Borrower from or on behalf of the Customer of an irrevocable letter of credit, assigned and delivered to Lender and confirmed by a financial institution acceptable to Lender and is in form and substance acceptable to Lender, payable in the full amount of the Account in United States dollars at a place of payment located within the United States and, if required by Lender, the original of such letter of credit has been delivered to Lender or Lender's agent and Borrower has complied with the terms of paragraph 6(i) hereof with respect to the assignment of the proceeds of such letter of credit to Lender or naming Lender as transferee beneficiary thereunder, as Lender may specify; (j) is not subject to any lien, other than Permitted Liens; (k) does not arise out of transactions with any employee, officer, agent, director, stockholder or Affiliate of Borrower; (l) is payable to Borrower; (m) does not arise out of a bill and hold sale prior to shipment and, if the Account arises out of a sale to any Person to which Borrower is indebted, the amount of such indebtedness, and any anticipated indebtedness, is deducted in determining the face amount of such Account; (n) is net of any returns, discounts, claims, credits and allowances;
(o) if the Account arises out of contracts between Borrower and the United States, any state, or any department, agency or instrumentality of any of them, Borrower has so notified Lender, in writing, prior to the creation of such Account, and, if Lender so requests, there has been compliance with any governmental notice or approval requirements, including, without limitation, compliance with the Federal Assignment of Claims Act; (p) is a good and valid account representing an undisputed bona fide indebtedness incurred by the Customer therein named, for a fixed sum as set forth in the invoice relating thereto with respect to an unconditional sale and delivery upon the stated terms of goods sold by Borrower, or work, labor and/or services rendered by Borrower; and (q) is otherwise satisfactory to Lender as determined in good faith by Lender in the reasonable exercise of its discretion."

               (ix) "" Interest Coverage Ratio" shall mean and include, with respect to any fiscal period of Holding, the ratio of (a) the sum of (i) EBITDA minus (ii) cash capital expenditures and cash dividends, to (b) Interest Expense during such fiscal period, all determined on a consolidated basis and in accordance with GAAP consistently applied."

               (x) ""Interest Expense" shall mean, for any period, interest expenses for such Person (including the amortization of debt discount and premium, the interest component under capital leases and the implied interest component under synthetic leases, net of interest income) for such period, as determined in accordance with GAAP consistently applied."

               (xi) ""Investment Property Control Agreement" means an agreement in writing, in form and substance satisfactory to Lender, by and among Lender, Borrower and any securities intermediary, commodity intermediary or other person who has custody, control or possession of any investment property of Borrower acknowledging that such securities intermediary, commodity intermediary or other person has custody, control or possession of such investment property on behalf of Lender, that it will comply with entitlement orders originated by Lender with respect to such investment property, or other instructions of Lender, or (as the case may be) apply any value distributed on account of any commodity contract as directed by Lender, in each case, without the further consent of Borrower and including such other terms and conditions as Lender may require."

               (xii) ""Records" means, all of Borrower's present and future books of account of every kind or nature, purchase and sale agreements, invoices, ledger cards, bills of lading and other shipping evidence, statements, correspondence, memoranda, credit files and other data relating to the Collateral or any account debtor, together with the tapes, disks, diskettes and other data and software storage media and devices, file cabinets or containers in or on which the foregoing are stored (including any rights of Borrower with respect to the foregoing maintained with or by any other person)."

               (xiii) ""Reserves" shall mean, with respect to Borrower, (a) all Obligations then chargeable to any account of Borrower, and (b) Obligations which may, in Lender's sole discretion, be chargeable to Borrower's account thereafter, by reason of or in connection with any of the following: (i) Accounts which are not Eligible Accounts, disputed items, deductions, allowances, credits, bill and hold sales, consignment sales, offsets asserted by or granted to account debtors, and sales calling for payment in currencies other than United States Dollars, all of the foregoing without duplication to the extent included in the calculation of Accounts Availability; (ii) letters of credit; (iii) steamship guarantees; (iv) airway releases; (v) to adjust for audit/examination of Borrower's accounts(s) or for any documentation correction; and (vi) such additional reserves as Lender in its sole discretion, reasonably exercised, deems appropriate, including, but not limited to, to adjust for any condition or prospect of the Borrower or the Borrower's industry."

               (xiv) ""Sanction/Embargo Programs" shall mean economic and other sanctions and embargo program restrictions promulgated by the government of the United States of America or any office or agency thereof including, but not limited to, the President and the Office of Foreign Assets Control of the Treasury Department, or either of them."

               (xv) ""Tangible Net Worth" shall mean, at a particular date and determined on a consolidated basis, (i) the aggregate amount of all assets of Holding as may be properly classified as such in accordance with GAAP consistently applied excluding such other assets as are properly classified as intangible assets under GAAP, less (ii) the aggregate amount of all liabilities of the Holding."

               (xvi) ""UCC" means the Uniform Commercial Code as in effect in the State of New York and any successor statute, as in effect from time to time (except, that, terms used herein which are defined in the Uniform Commercial Code as in effect in the State of New York on the date hereof shall continue to have the same meaning notwithstanding any replacement or amendment of such statute except as Lender may otherwise determine)."

          (c) Deletion of Certain Definitions. Effective as of the date hereof, paragraph 1(A) of the ARMS Agreement is hereby amended by deleting the following definitions in their entirety: "BNYFC Interest Coverage Ratio"; "Eligible Receivables";"Receivables Advance Rate"; and"Receivables Availability".

          2.    Amendment to ARMS Agreement.
                ---------------------------

          (a) Effective as of the date hereof, paragraph 1(C) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(C) UCC Terms.  All UCC terms used  herein and defined
                    in the UCC, shall have the meaning given therein unless otherwise defined herein."

          (b) Effective as of the date hereof, paragraph 1 of the ARMS Agreement is hereby amended by adding the following at the end thereof:

               "(D) Certain   Matters  of   Construction.   The  terms
                    "herein", "hereof" and "hereunder" and other words of similar import refer to this Agreement as a whole and not to any particular section, paragraph or subdivision. All references to a specific "Section" or "paragraph" of this Agreement (and not any references to any Section or paragraph in any other Ancillary Agreements or any statutes or related regulations) shall mean the corresponding "paragraph" of this Agreement (for example, the reference to "Section 14" as used in the definition of "Reports" shall mean paragraph 14 of this Agreement). Any pronoun used shall be deemed to cover all genders. Wherever appropriate in the context, terms used herein in the singular also include the plural and vice versa. All references to statutes and related regulations shall include any amendments of same and any successor statutes and regulations. All references to any instruments or agreements, including, without limitation, references to any of the Ancillary Agreements shall include any and all modifications or amendments thereto and any and all extensions or renewals thereof. All references to the term "good faith" used herein when applicable to Lender shall mean, notwithstanding anything to the contrary contained herein or in the UCC, honesty in fact in the conduct or transaction concerned. Borrower shall have the burden of proving any lack of good faith on the part of Lender alleged by Borrower at any time."

          (c) Effective as of the date hereof, paragraph 2(a) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(a) Lender  shall not assume  the  Credit  Risk on any
                    Accounts. Accordingly, all Accounts shall be purchased by Lender with full recourse to Borrower in the event of non-payment thereof for any reason whatsoever and Lender may charge back to Borrower's account the amount of any Account that is not paid on its due date. "

          (d) Effective as of the date hereof, paragraph 2(b) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(b) Subject  to the  terms  and  conditions  set forth
                    herein and in the Ancillary Agreements, and provided there does not exist an Event of Default or an Incipient Event of Default, Lender shall make revolving credit advances (the "Revolving Credit Advances") to Borrower from time to time during the Term which, in the aggregate at any time outstanding, shall not exceed the lesser of
                    (x) the Maximum Revolving Amount or (y) an amount equal to the sum of:

                    (A)   Accounts Availability, minus

                    (B)   Reserves.

          The sum of paragraph 2(b)(y)(A) minus paragraph 2(b)(y)(B) shall be referred to as the "Formula Amount". In this regard, without limitation of Lender's rights under paragraph 9 hereof, upon each request for a Revolving Credit Advance or more frequently as Lender may request, Borrower agrees that it shall submit a Borrowing Base Certificate to Lender, in form and substance satisfactory to Lender which shall include such calculations, in each instance that Lender may deem necessary or desirable in order to verify whether Borrower is in compliance with the preceding limitations pertaining to Revolving Credit Advances."


          (e) Effective as of the date hereof, paragraph 4 of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "4. Procedure for Revolving Credit Advances. The Borrower may request a borrowing of Revolving Credit Advances prior to 1:00 P.M. New York time on the Business Day of its request to incur, on that day, a Revolving Credit Advance, provided that, Borrower shall make any such request via telephone at [(678) 937-4101], which request shall be recorded, and Borrower shall concurrently confirm such request in writing to Lender. All Revolving Credit Advances shall be disbursed from whichever office or other place Lender may designate from time to time and, together with any and all other Obligations of Borrower to Lender, shall be charged to the Borrower's account on Lender's books. The proceeds of each Revolving Credit Advance made by the Lender shall be made available to the Borrower on the day so requested by way of credit to any general operating account designated by Borrower in writing. Any and all

                    Obligations due and owing hereunder may be charged
                    to   Borrower's   account  and  shall   constitute
                    Revolving Credit Advances."

          (f) Effective as of the date hereof, paragraph 6 of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "6.  Security Interest.
                    -----------------

                    (a) To secure the prompt payment to Lender of the Obligations, Borrower hereby assigns, pledges and grants to Lender a continuing security interest in and to the Collateral, whether now owned or existing or hereafter acquired or arising and wheresoever located (whether or not the same is subject to Article 9 of the UCC). All of Borrower's ledger sheets, files, records, books of account, business papers and documents relating to the Collateral shall, until delivered to or removed by Lender, be kept by Borrower in trust for Lender until all Obligations have been paid in full. Each confirmatory assignment schedule or other form of assignment hereafter executed by Borrower shall be deemed to include the foregoing
                         grant,   whether  or  not  the  same  appears
                         therein.

                    (b) Borrower irrevocably and unconditionally authorizes Lender (or its agent) to file at any time and from time to time such financing statements with respect to the Collateral naming Lender or its designee as the secured party and Borrower as debtor, as Lender may require, and including any other information with respect to Borrower or otherwise required by Article 9 of the UCC of such jurisdiction as Lender may determine, together with any amendment and continuations with respect thereto, which authorization shall apply to all financing statements filed on, prior to or after the date hereof. Borrower hereby ratifies and approves all financing statements naming Lender or its designee as secured party and Borrower as debtor with respect to the Collateral (and any amendments and continuations with respect to such financing statements) filed by or on behalf of Lender prior to the date hereof and ratifies and confirms the authorization of Lender to file such financing statements (and amendments and continuations, if any). Borrower hereby authorizes Lender to adopt on behalf of Borrower any symbol required for authenticating any electronic filing. In no event shall Borrower at any time file, or permit or cause to be filed, any correction statement or termination statement with respect to any financing statement (or amendment or continuation with respect thereto) naming Lender or its designee as secured party and Borrower as debtor. In the event the indication of collateral in any financing statement naming Lender or its designees as secured party and Borrower as debtor includes assets or properties of Borrower that do not at any time constitute Collateral, whether hereunder, under any Ancillary Agreement or otherwise, the filing of such financing statement shall nonetheless be deemed authorized by Borrower to the extent of the Collateral included in such indication and it shall not render the financing statement ineffective as is any of the Collateral or otherwise affect the financing statement as it applies to any of the Collateral.

                    (c) Borrower does not have any chattel paper (whether tangible or electronic) or instruments as of the date hereof, except as set forth on Schedule 6(c). In the event that Borrower shall be entitled to or shall receive any chattel paper or instrument after the date hereof, Borrower shall promptly notify Lender thereof in writing. Promptly upon the receipt thereof by or on behalf of Borrower (including by any agent or representative), Borrower shall deliver, or cause to be delivered to Lender, all tangible chattel paper and instruments that Borrower or may at any time acquire, accompanied by such instruments of transfer or assignment duly executed in blank as Lender may from time to time specify, in each case except as Lender may otherwise agree. At Lender's option, Borrower shall, or Lender may at any time on behalf of Borrower, cause the original of any such instrument or chattel paper to be conspicuously marked in a form and manner acceptable to Lender with a legend indicating that the chattel paper or instrument, as applicable, is subject to the security interest and rights of Lender and any sale, transfer, assignment or encumbrance of the chattel paper or instrument, as applicable, violates the rights of Lender.

                    (d) In the event that Borrower shall at any time hold or acquire an interest in any electronic chattel paper or any "transferable record" (as such term is defined in Section 201 of the Federal Electronic Signatures in Global and National Commerce Act or in Section 16 of the Uniform Electronic Transactions Act as in effect in any relevant jurisdiction), Borrower shall promptly notify Lender thereof in writing. Promptly upon Lender's request, Borrower shall take, or cause to be taken, such actions as Lender may reasonably request to give Lender control of such electronic chattel paper under Section 9-105 of the UCC and control of such transferable record under
                         Section 201 of the Federal Electronic Signatures in Global and National Commerce Act or, as the case may be, Section 16 of the Uniform Electronic Transactions Act, as in effect in such jurisdiction.

                    (e) Borrower has no deposit accounts as of the date hereof, except as set forth on Schedule 6(e). Borrower shall not, directly or indirectly, after the date hereof open, establish or maintain any deposit account unless each of the following conditions is satisfied: (i) Lender shall have received not less than five (5) Business Days prior written notice of the intention of Borrower to open or establish such account which notice shall specify in reasonable detail and specificity acceptable to Lender the name of the account, the owner of the account, the name and address of the bank at which such account is to be opened or established, the individual at such bank with whom Borrower is dealing and the purpose of the account, (ii) the bank where such account is opened or maintained shall be acceptable to Lender, and
                         (iii) on or before the opening of such deposit account, Borrower shall as Lender may specify either (A) deliver to Lender a Deposit Account Control Agreement with
                         respect   to  such   deposit   account   duly
                         authorized, executed and delivered by Borrower and the bank at which such deposit account is opened and maintained, or (B) arrange for Lender to become the customer of the bank with respect to the deposit account on terms and conditions acceptable to Lender. The terms of this subsection (e) shall not apply to deposit accounts specifically and exclusively used for payroll, payroll taxes and other employee wage and benefit payments to or for the benefit of Borrower's salaried employees.

                    (f) Borrower does not own or hold, directly or indirectly, beneficially or as record owner or both, any investment property, as of the date hereof, or have any investment account, securities account, commodity account or other similar account with any bank or other financial institution or other securities intermediary or commodity intermediary as of the date hereof, in each case except as set forth on Schedule 6(f).

                    (g) In the event that Borrower shall be entitled to or shall at any time after the date hereof hold or acquire any certificated securities, Borrower shall promptly endorse, assign and deliver the same to Lender, accompanied by such instruments of transfer or assignment duly executed in blank as Lender may from time to time specify. If any securities, now or hereafter acquired by Borrower are uncertificated and are issued to Borrower or its nominee directly by the issuer thereof, Borrower shall immediately notify Lender thereof and shall as Lender may specify, either (i) cause the issuer to agree to comply with instructions from Lender as to such securities, without further consent of Borrower or such nominee, or (ii) arrange for Lender to become the registered owner of the securities.

                    (h) Borrower shall not, directly or indirectly, after the date hereof open, establish or maintain any investment account, securities account, commodity account or any other similar account (other than a deposit account) with any securities intermediary or commodity intermediary unless each of the following conditions is satisfied: (i) Lender shall have received not less than five (5) Business Days prior written notice of the intention of Borrower to open or establish such account which notice shall specify in reasonable detail and specificity acceptable to Lender the name of the account, the owner of the account, the name and address of the securities intermediary or commodity intermediary at which such account is to be opened or established, the individual at such intermediary with whom Borrower is dealing and the purpose of the account, (ii) the securities intermediary or commodity intermediary (as the case may be) where such account is opened or maintained shall be acceptable to Lender, and (iii) on or before the opening of such investment account, securities account or other similar account with a securities intermediary or commodity intermediary, Borrower shall as Lender may specify either (A) execute and deliver, and cause to be executed and delivered to Lender, an Investment Property Control Agreement with respect thereto duly authorized, executed and delivered by Borrower and such securities intermediary or commodity intermediary, or
                         (B) arrange for Lender to become the entitlement holder with respect to such investment property on terms and conditions acceptable to Lender.

                    (i) Borrower is not the beneficiary or otherwise entitled to any right to payment under any letter of credit, banker's acceptance or similar instrument as of the date hereof, except as set forth on Schedule 6(i). In the event that Borrower shall be entitled to or shall receive any right to payment under any letter of credit, banker's acceptance or any similar instrument, whether as beneficiary thereof or otherwise after the date hereof, Borrower shall promptly notify Lender thereof in writing. Borrower shall immediately, as Lender may specify, either (i) deliver, or cause to be delivered to Lender, with respect to any such letter of credit, banker's acceptance or similar instrument, the written agreement of the issuer and any other nominated person obligated to make any payment in respect thereof (including any confirming or negotiating bank), in form and substance satisfactory to Lender, consenting to the assignment of the proceeds of the letter of credit to Lender by Borrower and agreeing to make all payments thereon directly to Lender or as Lender may otherwise direct or (ii) cause Lender to become, at Borrower's expense, the transferee beneficiary of the letter of credit, banker's acceptance or similar instrument (as the case may be).

                    (j) Borrower has no commercial tort claims as of the date hereof, except as set forth on
                         Schedule 6(j). In the event that Borrower shall at any time after the date hereof have any commercial tort claims, Borrower shall promptly notify Lender thereof in writing, which notice shall (i) set forth in reasonable detail the basis for and nature of such commercial tort claim and (ii) include the express grant by Borrower to Lender of a security interest in such commercial tort claim (and the proceeds thereof). In the event that such notice does not include such grant of a security interest, the sending thereof by Borrower to Lender shall be deemed to constitute such grant to Lender. Upon the sending of such notice, any commercial tort claim described therein shall constitute part of the Collateral and shall be deemed included therein. Without limiting the authorization of Lender provided in paragraph 6(b) hereof or otherwise arising by the execution by Borrower of this Agreement or any of the Ancillary Agreements, Lender is hereby irrevocably authorized from time to time and at any time to file such financing statements naming Lender or its designee as secured party and Borrower as debtor, or any amendments to any financing statements, covering any such commercial tort claim as Collateral. In addition, Borrower shall promptly upon Lender's request, execute and deliver, or cause to be executed and delivered, to Lender such other agreements, documents and instruments as Lender may require in connection with such commercial tort claim.

                    (k) Borrower does not have any goods, documents of title or other Collateral in the custody, control or possession of a third party as of the date hereof, except as set forth on
                         Schedule 6(k) and except for goods located in the United States in transit to a location of Borrower permitted herein in the ordinary course of business of Borrower in the possession of the carrier transporting such goods. In the event that any goods, documents of title or other Collateral are at any time after the Closing Date in the custody, control or possession of any other person not referred to in Schedule 6(k) or such carriers, Borrower shall promptly notify Lender thereof in writing. Promptly upon Lender's request, Borrower shall deliver to Lender a Collateral Access Agreement duly authorized, executed and delivered by such person and Borrower.

                    (l) Borrower shall take any other actions reasonably requested by Lender from time to time to cause the attachment, perfection and first priority of, and the ability of Lender to enforce, the security interest of Lender in any and all of the Collateral, including, without limitation, (i) executing, delivering and, where appropriate, filing financing statements and amendments relating thereto under the UCC or other applicable law, to the extent, if any, that Borrower's signature thereon is required therefor, (ii) causing Lender's name to be noted as secured party on any certificate of title for a titled good if such notation is a condition to attachment, perfection or priority of, or ability of Lender to enforce, the security interest of Lender in such Collateral, (iii) complying with any provision of any statute, regulation or treaty of the United States as to any Collateral if compliance with such provision is a condition to attachment, perfection or priority of, or ability of Lender to enforce, the security interest of Lender in such Collateral, and (iv) obtaining the consents and approvals of any governmental authority or third party, including, without limitation, any consent of any licensor, lessor or other person obligated on Collateral, and taking all actions required by any earlier versions of the UCC or by other law, as applicable in any relevant jurisdiction."

          (g) Effective as of the date hereof, paragraph 7(b) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(b) all Accounts (i) represent complete bona fide transactions which require no further act under any circumstances on Borrower's part to make such Accounts payable by Customers, (ii) unless they do not exceed $500 in any one instance or $5,000 in the aggregate, to the best of Borrower's knowledge, are not subject to any present, future or contingent Disputes; (iii) unless they do not exceed $500 in any one instance or $5,000 in the aggregate, do not represent bill and hold sales, consignment sales, guaranteed sales, sale or return or other similar understandings or obligations of any Affiliate or Subsidiary of Borrower; (iv) included in any Borrowing Base Certificate as an Eligible Account meets all criteria specified in the definition of Eligible Accounts, except as may otherwise be specifically disclosed in such Borrowing Base Certificate or as otherwise theretofore disclosed in writing to Lender; and (v) Borrower has no knowledge of any fact or circumstance not disclosed to Lender in the pertinent Borrowing Base Certificate or otherwise in writing, which would impair the validity or collectibility of any Account and that all documents in connection with each Account are genuine."

          (h) Effective as of the date hereof, paragraph 7(c) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(c) in the event any amounts due and owing from any account debtor to Borrower on any Eligible Account shall become subject to any Dispute, or to any other adjustment otherwise permitted to be made in accordance with the terms and provisions hereof in the ordinary course of business and prior to the occurrence of an Event of Default hereunder, Borrower agrees that it shall, at the time of the submission of the next Borrowing Base Certificate required to be delivered to
                         Lender immediately following the date on which Borrower learns thereof, provide Lender with notice thereof. Borrower further agrees that it shall also notify Lender promptly of all returns and credits in excess of $500 in any one instance or $5,000 in the aggregate at any time outstanding in respect of any Accounts included within a Borrowing Base Certificate, which notice shall specify the Accounts affected."

          (i) Effective as of the date hereof, paragraph 8(f) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(f) not extend the payment terms of any Account or other Receivable without prompt notice thereof to Lender;"

          (j) Effective as of the date hereof, paragraph 8 of the ARMS Agreement is hereby amended by adding the following at the end thereof:

              "(i) Borrower shall not change its name unless each of the following conditions is satisfied: (i) Lender shall have received not less than thirty (30) days prior written notice from Borrower of such proposed change in its corporate name, which notice shall accurately set forth the proposed new name; and (ii) Lender shall receive a copy of the amendment to the Certificate of Incorporation of Borrower providing for the name change certified by the Secretary of State of the jurisdiction of incorporation or organization of Borrower as soon as it is available;

              (j) Borrower shall not change its chief executive office or its mailing address or organizational identification number (or if it does not have one, Borrower shall not acquire an organizational identification number) unless Lender shall have received not less than thirty (30) days prior written notice from Borrower of such proposed change, which notice shall set forth such information with respect thereto as Lender may require and Lender shall have received such agreements as Lender may reasonably require in connection therewith;

              (k)        Borrower   shall  not   change  its  type  of
                         organization, jurisdiction of organization or other legal structure; and

              (l) Borrower may open any new location within the continental United States provided Borrower
                         (i) gives Lender sixty (60) days written notice of the opening of any such new location, and (ii) if requested by Lender, executes and delivers, or causes to be executed and delivered, to Lender such agreements, documents, and instruments as Lender may deem necessary or desirable to protect its interests in the Collateral at such location."

          (k) Effective as of the date hereof, paragraph 9 of the ARMS Agreement is hereby amended and restated in its entirety as follows:

              "9. Collection and Maintenance of Collateral and Records. Lender may at any time verify Borrower's Accounts purchased hereunder by utilizing an audit control company or any other agent of Lender. Lender or Lender's designee may notify Customers, at any time at Lender's sole discretion, of Lender's security interest in such Accounts, collect them directly and charge the collection costs and expenses to Borrower's account, but, unless and until Lender does so or gives Borrower other instructions, Borrower shall instruct all of its Customers to make payments on account of such Accounts to an account under Lender's dominion and control at such bank as Lender may designate, as provided by the terms of paragraph 22. To the extent Borrower receives any payments on account of Accounts and other Receivables, it shall hold such payments for Lender's benefit in trust as Lender's trustee and immediately deliver them to Lender in their original form with all necessary endorsements or, as directed by Lender, deposit such payments as directed by Lender pursuant to paragraph 22 hereof. Lender will credit (conditional upon final collection) all such payments to Borrower's account on the Settlement Date. Promptly after the creation of any Account purchased hereunder, Borrower shall provide Lender with schedules describing all such Accounts created or acquired by Borrower and shall execute and deliver confirmatory written assignments of such Accounts to Lender, but Borrower's failure to execute and deliver such schedules or written confirmatory assignments of such Accounts shall not affect or limit Lender's security interest or other rights in and to such Accounts. Borrower shall furnish, at Lender's request, copies of contracts, invoices or the equivalent, and any original shipping and delivery receipts for all merchandise sold or services rendered and such other documents and information as Lender may require. All of Borrower's invoices shall bear the terms stated on the applicable customer order, and no change from the original terms of such customer order shall be made without the prior written consent of Lender. Borrower shall provide Lender on a monthly (within ten
                         (10) days after the end of each month), or more frequent basis, as requested by Lender, a summary report of Borrower's current Inventory, certified as true and accurate by Borrower's President or Chief Financial Officer, as well as an aged trial balance of Borrower's existing accounts payable. Borrower shall provide Lender, as requested by Lender, such other schedules, documents and/or information regarding the Collateral as Lender may require. Without limiting the foregoing, Borrower shall provide to Lender a borrowing base certificate at least once daily ("Borrowing Base Certificate"), which must be in form and substance acceptable to Lender and which Borrowing Base Certificate shall certify to Lender, and shall contain sufficient information and calculations as Lender may deem necessary or desirable, in order to verify any Accounts Availability, the applicable Formula Amount and whether or not Accounts included therein are Eligible Accounts. Without limiting the foregoing, a Borrowing Base Certificate must be executed and delivered by Borrower to Lender at the time of or prior to each request for
                         Revolving Credit Advances pursuant to paragraph 4. Each such Borrowing Base Certificate shall be delivered to Lender at its office described in paragraph 25 below, on each relevant Business Day."

          (l) Effective as of the date hereof, paragraph 12(a) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

                    "(a) (i) Borrower is a corporation  duly organized
                         and validly existing under the laws of the State of Delaware and duly qualified and in good standing in every other state or jurisdiction in which the nature of
                         Borrower's     business     requires     such
                         qualification.

                    (ii) The exact  legal name of  Borrower  is Target
                         Logistic Services, Inc. Borrower has not, during the past five years, been known by or used any other composite or fictitious name or been a party to any merger or consolidation, or acquired all or substantially all of the assets of any Person, or acquired any of its properties or assets out of the ordinary course of business, except as set forth on Schedule 12(a)(ii).

                    (iii)Borrower is an  organization  of the type and
                         organized  in the  jurisdiction  set forth on
                         Schedule 12(a)(iii). Schedule 12(a)(iii) accurately sets forth the organizational identification number of Borrower or accurately states that Borrower has none and accurately sets forth the federal employer identification number of Borrower.

                    (iv) The  chief   executive   office  and  mailing
                         address of Borrower and Borrower's Records concerning Accounts or other Receivables are located only at the address identified as such on Schedule 12(a)(iv) and its only other places of business and the only other locations of Collateral, if any, are the addresses set forth on Schedule 6(k), subject to the right of Borrower to establish new locations in accordance with paragraph 8(l) above. Schedule 12(l) correctly identifies any of such locations which are not owned by Borrower and sets forth the owners and/or operators thereof."

          (m) Effective as of the date hereof, paragraph 12(e)(i) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(e) (i) the  operation of  Borrower's  business is and
                    will continue to be in compliance in all material respects with all applicable federal, state and local laws, including, but not limited to, all applicable environmental laws and regulations and Sanction/Embargo Programs."

          (n) Effective as of the date hereof, paragraph 12(e)(ii) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(e) (ii) Borrower has established and maintained,  and
                    will continue to maintain, a system to assure and monitor continued compliance with all applicable environmental laws, and Sanction/Embargo Programs, which system shall include periodic reviews of such compliance."

          (o) Effective as of the date hereof, paragraph 12(e)(v) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(e) (v) Borrower shall defend and indemnify Lender and
                    hold Lender harmless from and against all loss, liability, damage and expense, claims, costs, fines and penalties, including attorney's fees, suffered or incurred by Lender under or on account of (A) any environmental laws, including, without limitation, the assertion of any lien thereunder, with respect to any Hazardous Discharge, the presence of any hazardous substances affecting Borrower's property, whether or not the same originates or emerges from Borrower's property or any contiguous real estate, including any loss of value of the Collateral as a result of the foregoing except to the extent such loss, liability, damage and expense is attributable to any Hazardous Discharge resulting from actions on the part of Lender, and (B) any Sanction/Embargo Program. Borrower's obligations under paragraph 12(e)(v)(A) shall arise upon the discovery of the presence of any Hazardous Substances on Borrower's property, whether or not any federal, state, or local environmental agency has taken or threatened any action in connection with the presence of any hazardous substances, and under paragraph 12(e)(v)(B) on failure to comply with any
                    Sanction/Embargo Program. Borrower's obligation and the indemnifications hereunder shall survive the termination of this Agreement; and"

          (p) Effective as of the date hereof, paragraph 12(n) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(n) it shall  not  permit  consolidated  Tangible  Net
                    Worth of Holding, determined in accordance with GAAP on a consolidated basis, as of the end of any fiscal quarter to be less than the amount set forth below for each respective measurement date:

                    Quarter Ended                2002             2003
                    ----------------------------------------------------

                    September 30              3,100,000
                    December 31               3,328,000
                    March 31                                   3,392,000
                    June 30                                    3,614,000
                    September 30 and
                     for each fiscal quarter thereafter: 100% of the Net Income for such fiscal quarter
                                                         (excluding losses) less
                                                         dividends paid or
                                                         accrued during such
                                                         quarter

                         To the extent that Holding pays any dividends
                    to the holders of any preferred stock issued in its settlement with trade creditors and to the extent Holding pays any dividends to the holders of any holders or other classes of preferred stock (which dividends shall not exceed an aggregate amount of $350,000 during any fiscal year to the holders of Class A and Class C Preferred Stock and $240,000 during any fiscal year to the holders of Class E Preferred Stock), then in such event the dollar amounts set forth above shall be decreased by an amount equal to the aggregate amount of the dividends paid."

          (q) Effective as of the date hereof, paragraph 12(p) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(p) At the  end of any  month,  the  aggregate  sum of
                    Borrower's and Holding's (i) unrestricted cash plus (ii) the Formula Amount less Revolving Credit Advances, shall not be less than: (A) for the months of September, 2002 through and including February, 2003, $1,800,000; and (B) for the month of March 2003 and for each month thereafter, 2,400,000."

          (r) Effective as of the date hereof, paragraph 12(q) of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "(q) (i) Borrower  will not contract  for,  purchase or
                    make any expenditure or commitments for fixed or capital assets (including capitalized leases) in any fiscal year in an amount in excess of $500,000; and (ii) in addition to paragraph 12(q)(i) above, Borrower will not, in any fiscal year, acquire or purchase any assets of any Person, except that so long as no Event of Default exists or would exist after giving effect to the proposed acquisition or purchase, Borrower may acquire or purchase any assets of any Person provided that the aggregate amount of such purchases and acquisitions in any fiscal year does not exceed $500,000."

          (s) Effective as of the date hereof, paragraph 12 of the ARMS Agreement is hereby amended by adding the following at the end thereof:

               "(u) Holding,  on a consolidated  basis,  will maintain
                    for the twelve (12) month period ending on last day of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2003, an Interest Coverage Ratio equal to or greater than 1.0:1.0."

          (t) Effective as of the date hereof, paragraph 17 of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "17. Term of Agreement.  This Agreement  shall continue
                    in full force and effect until the expiration of the Term. The Term shall be automatically extended for successive periods of one (1) year each unless either party shall have provided the other with a written notice of termination, at least ninety
                    (90) days prior to the expiration of the initial Term or any renewal Term. The Borrower may terminate this Agreement at any time upon sixty
                    (60) days' prior written notice ("Termination Date") upon payment in full of the Obligations; provided, that, Borrower pays an early termination fee in an amount equal to the Required Percentage of the Maximum Revolving Amount. For the purposes hereof, Required Percentage shall mean one percent (1%)."

          (u) Effective as of the date hereof, paragraph 18 of the ARMS Agreement is hereby amended by adding the following at the end thereof:

               "(s) any bank at which any deposit  account of Borrower
                    is maintained shall fail to comply with any of the terms of any Deposit Account Control Agreement to which such bank is a party or any securities intermediary, commodity intermediary or other financial institution at any time in custody, control or possession of any investment property of Borrower shall fail to comply with any of the terms of any Investment Property Control Agreement to which such person is a party."

          (v) Effective as of the date hereof, paragraph 22 of the ARMS Agreement is hereby amended and restated in its entirety as follows:

                "22.     Blocked Accounts.
                         ----------------

                (a) Borrower  shall  establish  and  maintain,  at its
                    expense, blocked accounts or lockboxes and related blocked accounts (in either case, a "Blocked Account"), as Lender may specify, with such banks as are acceptable to Lender into which Borrower shall promptly deposit and direct its account debtors to directly remit all payments on Receivables and all payments constituting proceeds of Inventory or other Collateral in the identical form in which such payments are made, whether by cash, check or other manner. Borrower shall deliver, or cause to be delivered to Lender, a Deposit Account Control Agreement duly authorized, executed and delivered by each bank where a Blocked Account is maintained as provided in paragraph 6(e) hereof or at any time and from time to time Lender may become bank's customer with respect to a Blocked Account and promptly upon Lender's request, Borrower shall execute and deliver such agreements or documents as Lender may require in connection therewith. Borrower agrees that all payments made to any such Blocked Account or other funds received and collected by Lender, whether in respect of the Receivables, as proceeds of Inventory or other Collateral or otherwise shall be treated as payments to Lender in respect of the Obligations and, therefore, shall constitute the property of Lender to the extent of the then outstanding Obligations.

                (b) Borrower   and   its   shareholders,    directors,
                    employees, agents, Subsidiaries or other Affiliates shall, acting as trustee for Lender, receive, as the property of Lender, any monies, checks, notes, drafts or any other payment relating to and/or proceeds of Accounts or other Collateral which come into their possession or under their control and immediately upon receipt thereof, shall deposit or cause the same to be deposited in the Blocked Account, or remit the same or cause the same to be remitted, in kind, to Lender. In no event shall the same be commingled with Borrower's own funds. Borrower agrees to reimburse Lender on demand for any amounts owed or paid to any bank at which a Blocked Account is established or any other bank or person involved in the transfer of funds to or from any Blocked Account arising out of Lender's payments to or indemnification of such bank or person. The obligation of Borrower to reimburse Lender for such amounts pursuant to this paragraph 22 shall survive the termination or non-renewal of this Agreement."

          (w) Effective as of the date hereof, paragraph 23 of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "23. Lender's  Discretion.  Lender shall have the right
                    in its sole discretion to determine which rights, Liens, security interests or remedies Lender may at any time pursue, relinquish, subordinate, or modify or to take any other action with respect thereto and such determination will not in any way modify or affect any of Lender's rights hereunder. To the extent that applicable law imposes duties on Lender to exercise remedies in a commercially reasonable manner (which duties cannot be waived under such law), Borrower acknowledges and agrees that it is not commercially unreasonable for Lender (a) to fail to incur expenses reasonably deemed significant by Lender to prepare Collateral for disposition or otherwise to complete raw material or work in process into finished goods or other finished products for disposition; (b) to fail to obtain third party consents for access to Collateral to be disposed of, or to obtain or, if not required by other law, to fail to obtain consents of any governmental authority or other third party for the collection or disposition of Collateral to be collected or disposed of; (c) to fail to exercise collection remedies against account debtors, secondary obligors or other persons obligated on Collateral or to remove liens or encumbrances on or any adverse claims against Collateral; (d) to exercise collection remedies against account debtors and other persons obligated on Collateral directly or through the use of collection agencies and other collection specialists; (e) to advertise dispositions of
                    Collateral through publications or media of general circulation, whether or not the Collateral is of a specialized nature; (f) to contact other persons, whether or not in the same business as Borrowers for expressions of interest in acquiring all or any portion of the Collateral; (g) to hire one or more professional auctioneers to assist in the disposition of Collateral, whether or not the collateral is of a specialized nature; (h) to dispose of Collateral by utilizing Internet sites that provide for the auction of assets of the types included in the Collateral or that have the reasonable capability of doing so, or that match buyers and sellers of assets; (i) to dispose of assets in wholesale rather than retail markets;
                    (j) to disclaim disposition warranties; (k) to purchase insurance or credit enhancements to insure Lender against risks of loss, collection or disposition of Collateral or to provide to Lender a guaranteed return from the collection or disposition of Collateral; or (l) to the extent deemed appropriate by Lender, to obtain the services of other brokers, investment bankers, consultants and other professionals to assist Lender in the collection or disposition of any of the Collateral. Borrower acknowledges that the purpose of this paragraph 23 is to provide non-exhaustive indications of certain actions or omissions by Lender that would not be commercially unreasonable in Lender's exercise of remedies against the Collateral and that other actions or omissions by Lender shall not be deemed commercially unreasonable solely on account of not being indicated in this paragraph 23. Without limitation of the foregoing, nothing contained in this paragraph 23 shall be construed to grant any rights to Borrower or to impose any duties on Lender that would not have been granted or imposed by this Agreement or by applicable law in the absence of this paragraph 23."

          (x) Effective as of the date hereof, paragraph 25 of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "25. Notices.  Any notice or request  hereunder  may be
                    given to Borrower or Lender at the respective addresses set forth below or as may hereafter be specified in a notice designated as a change of address under this paragraph. Any notice or request hereunder shall be given by registered or certified mail, return receipt requested, or by overnight mail or by telecopy (confirmed by mail). Notices and requests shall be, in the case of those by mail or overnight mail, deemed to have been given when deposited in the mail or with the overnight mail carrier, and, in the case of a telecopy, when confirmed.

                    Notices shall be provided as follows:

                    If to the Lender:    GMAC Commercial Credit LLC
                                         1290 Avenue of the Americas
                                         New York, New York 10104
                                         Attention:   Frank Imperato, SVP
                                         Telephone: (212) 408-7026
                                         Telecopy:   (212) 408-7162

                    If to the Borrower:  Target Logistic Services, Inc.
                                         c/o Target Logistics, Inc.
                                         112 East 25th Street
                                         Baltimore, MD 21218
                                         Attention: Stuart Hettleman
                                         Telephone: (410) 338-0127
                                         Telecopy:   (410) 330-1105
                    with copy to:        Hillel Tendler, Esq.
                                         Neuberger, Quinn, Gielen, Rubin
                                            and Gibber, P.A.
                                         One South Street, 27th Floor
                                         Baltimore, MD 21202-3201
                                         Telephone: (410) 332-8552
                                         Telecopy:   (410) 951-6038"

          (y) Effective as of the date hereof, paragraph 27 of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "27. Limitation of Liability. Borrower acknowledges and
                    understands that in order to assure repayment of the Obligations hereunder Lender may be required to exercise any and all of Lender's rights and remedies hereunder and agrees that neither Lender nor any of Lender's agents shall be liable for acts taken or omissions made in connection herewith or therewith except for actual bad faith. Except as prohibited by law, Borrower waives any right which it may have to claim or recover in any litigation with Lender any special, exemplary, punitive or consequential damages or any damages other than, or in addition to, actual damages unless such damages are directly caused by Lender's willful misconduct. Borrower: (a)
                    certifies that neither Lender nor any representative, agent or attorney acting for or on behalf of Lender has represented, expressly or otherwise, that Lender would not, in the event of litigation, seek to enforce any of the waivers provided for in this Agreement or any of the Ancillary Agreements, and (b) acknowledges that in entering into this Agreement and the other
                    Ancillary Agreements, Lender is relying upon, among other things, the waivers and certifications set forth in this paragraph 27 and elsewhere herein and therein."

          (z) Effective as of the date hereof, paragraph 28 of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "28. Entire  Understanding.   This  Agreement  and  the
                    Ancillary Agreements contain the entire understanding between Borrower and Lender and constitute the complete agreement between the parties with respect to the subject matter hereof and thereof, and any promises, representations, warranties, understandings, or guarantees not contained in this Agreement or the Ancillary Agreements shall have no force and effect."

          (aa) Effective as of the date hereof, paragraph 29 of the ARMS Agreement is hereby amended and restated in its entirety as follows:

               "29. Modification.    Neither   this   Agreement,   the
                    Ancillary   Agreements,   nor   any   portion   or
                    provisions thereof may be changed, modified, amended, waived, supplemented, discharged, cancelled or terminated orally or by any course of dealing, or in any manner other than by an agreement in writing, signed by the parties hereto and thereto."

          3 Conditions Precedent/Conditions Subsequent. (a) This Amendment shall be effective, and the effectiveness of the terms and conditions contained hereof, shall be subject to:

                    (i) the receipt by Lender of an original of this Amendment duly authorized, executed and delivered by Borrower and consented and agreed to by the Guarantor; and

                    (ii) no Event of Default shall exist or have occurred.

          (b) Borrower agrees to deliver to Lender within ten (10) days from the date hereof all Schedules required to be delivered in connection herewith. The failure to deliver such Schedules shall constitute an Event of Default.

          4 Renewal Fee. In consideration of the terms and provisions hereof and the agreements of Lender contained herein, in addition to all other fees payable by Borrower under the ARMS Agreement, Borrower shall pay to Lender a non-refundable fee in an amount equal to $15,000, which fee shall be fully earned and payable as of the date hereof and may, at the option of Lender, be charged to any account of Borrower maintained with Lender.

          5 Ratification. Except as otherwise set forth herein, no other changes or modifications to the ARMS Agreement are intended or implied and, in all other respects, the ARMS Agreement remains in full force and effect in accordance with its existing terms and provisions and is hereby specifically ratified and confirmed as of the date hereof. Except as specifically set forth herein, nothing contained herein shall evidence a waiver or amendment by the Lender of any other provision of the ARMS Agreement.

          6 Successors and Assigns. The terms and provisions of this Amendment shall be for the benefit of the parties hereto and their respective successors and assigns; no other person, firm, entity or corporation shall have any right, benefit or interest under this Amendment.

          7 Counterparts. This Amendment may be signed in counterparts, each of which shall be an original and all of which taken together constitute one amendment. In making proof of this Amendment, it shall not be necessary to produce or account for more than one counterpart signed by the party to be charged.

          8 Entire Agreement. This Amendment sets forth the entire agreement and understanding of the parties with respect to the matters set forth herein. This Amendment cannot be changed, modified, amended or terminated except in a writing executed by the party to be charged.

                                  Very truly yours,

                                  TARGET LOGISTIC SERVICES, INC.


                                  By:      /s/ Philip J. Dubato
                                     -------------------------------------------
                                  Title: Vice President, Secretary and Treasurer


ACKNOWLEDGED AND AGREED:

GMAC COMMERCIAL CREDIT LLC


By:       /s/ Edward Hill
   ------------------------------
Title: Senior Vice President

                     ACKNOWLEDGMENT AND CONSENT OF GUARANTOR


          1. Target Logistics, Inc. (as successor in interest to Amertranz Worldwide Holding Corp., the "Guarantor") has executed and delivered a Guaranty, dated January 14, 1997 (the "Guaranty") in favor of GMAC Commercial Credit LLC, formerly known as BNY Factoring LLC, as successor by merger to BNY Financial Corporation (the "Lender"). Guarantor hereby acknowledges and consents to the annexed Letter re: Amendment to Restated and Amended Accounts Receivable Management and Security Agreement, by and between Target Logistic Services, Inc. and Lender and the transactions referred to thereunder (the "Amendment").

          2. Guarantor hereby acknowledges, confirms and agrees that the Guaranty, the General Security Agreement, dated January 14, 1997, by and between Guarantor and Lender and all other documents and agreements executed by Guarantor in connection therewith, are and remain in full force and effect in accordance with their respective terms as of the date hereof, and that all Obligations (as defined in the Guaranty) are due and payable to Lender without offset, defense or counterclaim of any kind, nature or description whatsoever.

                                  TARGET LOGISTIC SERVICES, INC.


                                  By:      /s/ Philip J. Dubato
                                     -------------------------------------------
                                  Title: Vice President, Chief Financial Officer

                                                                    EXHIBIT 10.7

                        ADDENDUM TO EMPLOYMENT AGREEMENT


          THIS ADDENDUM TO EMPLOYMENT AGREEMENT (the "Addendum") is made as of the 30th day of June, 2002, by and between TARGET LOGISTICS, INC., a Delaware corporation (the "Company") and STUART HETTLEMAN (the "Executive").

                             INTRODUCTORY STATEMENT

          The Company and Executive entered into an Employment Agreement dated as of June 24, 1996, as amended by an Addendum to Employment Agreement effective June 24, 1999 (the "Original Agreement"). The parties desire to extend the term of the Original Agreement for an additional one-year term, and amend certain other provisions of the Original Agreement to be effective from and after the date hereof.

          NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

          A. All capitalized terms not otherwise defined in this Addendum shall have the meanings set forth in the Original Agreement.

          B. The first sentence of Section 2(a) of the Original Agreement is hereby amended in it entirety to read as follows:

               The Executive shall serve as President and Chief Executive Officer of the Company and as Executive Vice President of each of Amertranz and CAS for a term commencing on the Commencement Date and expiring on June 30, 2003.

          C. Section 3(a) of the Original Agreement is hereby amended in its entirety to read as follows:

               Base Salary. In consideration of his employment hereunder, the Company shall pay to the Executive, in such installments as shall accord with the normal pay practices of the Company, but no less frequently than monthly, an annual salary at the initial rate of $180,000 per annum ("Base Salary").

          D. The introductory text and clauses (i), (ii) and (iii) of Section 3(b) of the Original Agreement are hereby amended in their entirety to read as follows:

               Incentive Compensation. Executive shall be entitled to receive incentive compensation ("Incentive Compensation") in addition to the Base Salary, in an amount equal to the total of the following calculations based on the Company's Defined Earnings (as defined below) with respect to each fiscal year of the Company during the term hereof:

               (i)  3% of  Defined  Earnings  up to and  including  $1
                    million;

               (ii) 4% of Defined  Earnings in excess of $1 million up
                    to and including $2 million; and

               (iii) 5% of Defined Earnings in excess of $2 million.

          E. Section 3(c) of the Original Agreement is hereby amended in its entirety to read as follows:

               Definition of "Defined Earnings". For purposes of this Agreement, the term "Defined Earnings" shall be the income of the Company, but before any (i) income taxes or other taxes based on income, (ii) income resulting from the sale by the Company or any of its subsidiaries of any assets (other than sales in the ordinary course of business), and
          (iii) the effects of charges resulting from any change in accounting principles. The calculation of Defined Earnings shall be derived from the audited financial statements of the Company, computed in accordance with generally accepted accounting principles, consistently applied.

          F. In all other respects, the Original Agreement, as amended hereby, shall remain in full force and effect.

          IN WITNESS WHEREOF, the parties have executed this Addendum as of the day and year first above written.

                                  TARGET LOGISTICS, INC.


                                  By:         /s/ Philip J. Dubato
                                     -------------------------------------------
                                     Philip J. Dubato, Vice President



                                             /s/ Stuart Hettleman
                                     -------------------------------------------
                                     Stuart Hettleman

                                                                    EXHIBIT 10.9


                           SECOND AMENDMENT TO LEASE


          This Second Amendment to Lease ("Amendment") is made and entered into as of March 20, 2002, by and between AMB Property L.P., a Delaware limited partnership, successor in interest to West Carob Street Partners, a California general partnership ("Lessor") and Target Logistic Services, Inc., a Delaware corporation, successor in interest to AmerTranz Worldwide Holding Corporation, a Delaware corporation ("Lessee").

          I. RECITALS

          Lessor and Lessee are parties to that certain Standard Industrial/Commercial Single-Lessee Lease - Net dated May 19, 1997 ("Lease"). The Lease was amended by that certain First Amendment to Lease ("First Amendment") dated June 12, 1997. The Lease and First Amendment are also collectively referred to as the "Lease." Pursuant to the terms and conditions of the Lease, Lessee leased the premises commonly known as 201 West Carob Street, Compton, CA 90220 ("Premises"). The original term of the Lease expires on July 31, 2002. By this Amendment Lessor and Lessee desire and intend to amend the Lease as set forth in this Amendment.

          II. AGREEMENTS

          NOW, THEREFORE, in consideration of the foregoing and the mutual covenants, conditions and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Lessor and Lessee hereby agree as follows:

          1. Lessor and Lessee. Notwithstanding anything to the contrary in the Lease, "Lessor" shall mean AMB Property, L.P., a Delaware limited partnership, and "Lessee" shall mean Target Logistic Services, Inc., a Delaware corporation.

          2. Sublease. Lessee entered into a written Standard Sublease ("Sublease") with Yoon Shin Kim dba Turbo Air, Inc. ("Subtenant"), dated May 13, 1998. The term of the Sublease was to expire on May 30, 1999. Lessee warrants and represents to Lessor that Subtenant is no longer in possession of any portion of the Premises and that there are no subleases or assignment of all or any portion of the Premises.

          3. Extension of Term. The term of the Lease is hereby extended ("Extended Term") until and including July 31, 2005 ("Lease Termination Date"). The Extended Term commencement date ("Extended Term Commencement Date") is August 1, 2002.

          4. Rent During Extended Term. From the Extended Term Commencement Date through the end of the Extended Term, the monthly Base Rent, as defined in
Section 1.5 of the Lease, shall be as follows

                Months 1-12  - $40,112.50
                Months 13-24 - $43,120.00
                Months 25-36 - $45,126.00

          5. Security Deposit. Upon execution of this Amendment, Lessee shall deliver to Landlord $7,019.60 which shall become an additional security deposit under the Lease pursuant to Sections 1.7 and 5 of the Lease and shall bring the total security deposit to $40,112.00.

          6. New Option to Extend. Lessor hereby grants to Lessee the option ("Option") to extend the term of this Lease for one 2-year period commencing
August 1, 2005 and terminating July 31, 2007 ("Option Period") upon the following terms:

               a). Exercise Date: In order to exercise the Option, Lessee must give written notice ("Notice") of such election to Lessor and Lessor must receive the same not earlier than 9 months nor later than 6 months prior to the Lease Termination Date ("Option Exercise Period"). If the Notice is not received, the Option shall automatically expire. Lessee acknowledges that because of the importance to Lessor of knowing no later than the end of the Option Exercise Period whether or not Lessee will exercise the Option, the failure of Lessee to notify Lessor by the end of the Option Exercise Period will conclusively be presumed an election by Lessee not to exercise the Option.


               b). Base Monthly Rent: The Base Monthly Rent and any increases for each month of the Option Period shall be the market rent determined as follows:

                    i).  Four  months  prior to the  commencement  of the Option
               Period, the Parties shall negotiate in good faith to determine the Base Rent and increases for the Option Period. If a written agreement cannot be reached within thirty days and if Lessor and Lessee mutually agree in writing ("Arbitration Agreement") no more than three months prior to the commencement of the Option Period to submit such determination to binding arbitration as set forth hereafter, then Lessor and Lessee shall each, no later than 90 days prior to the commencement of the Option Period, make a reasonable determination of the fair market rental and increases for the Premises for the Option Period and submit such determination, in writing, to arbitration in accordance with the following provisions:

                         aa). No later than 90 days prior to the commencement of
                    the Option Period, Lessor and Lessee shall each select an industrial leasing broker to act as an arbitrator. The two arbitrators so appointed shall, no later than 75 days prior to the commencement of the Option Period, select a third mutually acceptable industrial leasing broker to act as a third arbitrator.

                         bb). The three arbitrators, acting by a majority, shall
                    no later than 75 days prior to the commencement of the Option Period, determine the actual fair market rental and increases for the Premises for the Option Period. The decision of a majority of the arbitrators shall be binding on the Parties. The fair market rental determination of Lessor or Lessee which is closest to the fair market rental as determined by the arbitrators shall be the Base Rent for the Option Period. In no event shall the base rent for the Option Period be less than the rent paid in the previous period.

                         cc). If either of the Parties fails to appoint an arbitrator within the period required by this Addendum, the arbitrator timely appointed shall determine the Base Rent and increases for the Option Period.

                         dd). The entire cost of such arbitration  shall be paid
                    by the party whose fair market rental submission is not selected.


          Notwithstanding the foregoing, if Lessor and Lessee do not execute the Arbitration Agreement, the Option shall be null and void.

          c). Conditions to Exercise of Option: Lessee's right to extend is conditioned upon and subject to each of the following:

                    i). Lessee shall have no right to exercise the Option (i) if Lessee is in default or (ii) in the event that Lessor has given to Lessee three (3) or more notices of separate defaults during the 12 month period immediately preceding the exercise of the Option, whether or not the defaults are cured. The period of time within which the Option may be exercised shall not be extended or enlarged by reason of Lessee's inability to exercise the Option because of the provisions of this paragraph.


                    ii). All of the terms and conditions of this Lease except where specifically modified by this Amendment shall apply.

                    iii). The Option is personal to the Lessee, cannot be assigned or exercised by anyone other than the Lessee and only while the Lessee is in full possession of the Premises and without the intention of thereafter assigning or subletting. Lessee acknowledges and agrees that it has no option to extend the term of the Lease beyond the Option Period.

          7. Improvements and Repairs. Lessor shall repair the concrete portion of the driveway at entrance of the yard area as depicted on Exhibit "A" to this Amendment. During the Extended Term Lessor shall, at its sole cost and expense, replace (as deemed necessary by Lessor) up to four heating, ventilating and air-conditioning units serving the Premises. Further, Lessee shall be reimbursed by Lessor for an amount up to $28,980.00 as set forth hereafter ("Reimbursement") to be used by Lessee solely for the purchase and installation of carpeting and carpet padding (collectively "Carpeting") in the Premises. Lessee shall not be entitled to the Reimbursement until and unless it has delivered to Lessor written evidence reasonably satisfactory to Lessor showing that the Carpeting has been installed and fully paid for by Lessee. Except as set forth in this Section 6 and notwithstanding anything to the contrary in the Lease, Lessor shall have no obligation to perform any work in the Premises other than that to which Lessor is obligated by the Lease. As of the date of this Amendment, Lessee has no knowledge of any repair, replacement or maintenance in, on or under the Premises which would be Lessor's obligation to repair.

          8. No Brokers. Lessee warrants and represents that it has not been represented in any capacity by any real estate broker, salesperson, or agent or any other person who might claim a fee from Lessor in connection with the representation or alleged representation of Lessee regarding the Lease or this Amendment (collectively "Broker Claims"). Lessee shall indemnify, defend (by counsel satisfactory to Lessor) and hold harmless Lessor, its partners, officers, shareholders, directors, employees, agents, members, insurers, contractors, and attorneys from any claim, damage, loss or liability arising from any and all Broker Claims.

          9. Execution of Guaranty. This Amendment shall not effective unless and until a Guaranty of Lease in form and substance identical to that attached hereto as Exhibit B, is executed by Target Logistics, Inc., a Delaware corporation.

          10. Reaffirmation. Except as otherwise provided in this Amendment, all other terms and conditions of the Lease shall remain the same and the Lease shall remain in full force and effect.

         IN WITNESS WHEREOF, the parties hereto have signed this Amendment as of the date first written above.

A.  Lessor:                                  Lessee:

AMB Property, L.P.                           Target Logistic Services, Inc.,
a Delaware limited partnership               a Delaware corporation
By: AMB Property Corporation
Maryland corporation
Its General Partner
                                             By: /s/ Christopher A. Coppersmith
                                                --------------------------------
                                                Its: President
By:   /s/ Martin J. Coyne
   -------------------------------
   Martin J. Coyne, Vice President

                                GUARANTY OF LEASE

          WHEREAS, AMB Property, L.P., a Delaware limited partnership ("Landlord") has agreed, pursuant to a written Second Amendment to Lease ("Amendment") executed contemporaneously with this Guaranty to extend the Term and change the name of the "Tenant" under the written lease, dated May 19, 1997 ("Lease") between it, as Landlord, and the predecessor in interest to Target Logistic Services, Inc. ("Tenant"), for the premises commonly known as 201 West Carob Street, Compton, CA 90220; WHEREAS, Target Logistics, Inc., a Delaware corporation ("Guarantor") has a financial interest in Tenant; and WHEREAS, Landlord would not extend the Term of the Lease, change the name of the Tenant or execute the Amendment if Guarantor did not execute and deliver to Landlord this Guaranty of Lease.

         NOW THEREFORE, in consideration of the extension of the Term of the Lease, the change of the name of the Tenant thereunder and the execution of the Amendment by Landlord and as a material inducement to Landlord for the foregoing:

          1. Guarantor hereby unconditionally and irrevocably guarantees the prompt payment by Tenant of all rents and all other sums payable by Tenant under the Lease and the faithful and prompt performance by Tenant of each and every one of the terms, conditions, and covenants of the Lease to be kept and performed by Tenant.
          2. The terms of the Lease may, without the consent of or notice to Guarantor, be modified by Landlord and Tenant or by a course of conduct, and this Guaranty shall guarantee the performance of said Lease as so modified. The Lease may be assigned by Landlord or any assignee of Landlord without consent or notice to Guarantor.
          3. This Guaranty shall not be released, modified, or affected by the failure or delay on the part of Landlord to enforce any of the rights or remedies of the Landlord under the Lease, whether pursuant to the terms thereof or at law or in equity.
          4. No notice of default need be given to Guarantor. The guaranty of the undersigned is a continuing guaranty under which Landlord may proceed immediately against Tenant and/or against Guarantor following any breach or default by Tenant or for the enforcement of any rights which Landlord may have against Tenant under the terms of the Lease or at law or in equity.
          5. Landlord shall have the right to proceed against Guarantor hereunder following any breach or default by Tenant without first proceeding against Tenant and without previous notice to or demand upon either Tenant or Guarantor.
          6. Guarantor  hereby waives (a) notice of acceptance of this Guaranty,
(b) demand of payment, presentation, and protest, (c) all right to assert or plead any statute of limitations relating to this Guaranty or the Lease, (d) any right to require the Landlord to proceed against the Tenant or any other Guarantor or any other person or entity liable to Landlord, (e) any right to require Landlord to apply to any default any security deposit or other security it may hold under the Lease, (f) any right to require Landlord to proceed under any other remedy Landlord may have before proceeding against Guarantor, and (g) any right of subrogation.
          7. Guarantor does hereby subrogate all existing or future indebtedness of Tenant to Guarantor to the obligations owed to Landlord under the Lease and this Guaranty.
          8. If a Guarantor is married, such Guarantor expressly agrees that recourse may be had against his or her separate property for all of the obligations hereunder.
          9. The obligations of Tenant under the Lease to execute and deliver estoppel certificates and financial statements shall be deemed to also require the Guarantor hereunder to do and provide the same.
          10. The term "Landlord" refers to and means the Landlord named in the Lease, as amended, and also Landlord's successors and assigns. So long as Landlord's interest in the Lease, the leased premises, or the rents, issues, and profits therefrom, are subject to any mortgage or deed of trust or assignment for security, no acquisition by Guarantor of the Landlord's interest shall affect the continuing obligation of Guarantor under this Guaranty which shall nevertheless continue in full force and effect for the benefit of the mortgagee, beneficiary, trustee, or assignee under such mortgage, deed of trust, or assignment, and their successors and assigns.
          11. The term "Tenant" refers to and means the Tenant named in the Lease, as amended, and also Tenant's successors and assigns.
          12. In the event any action is brought by said Landlord against Guarantor hereunder to enforce the obligation of Guarantor hereunder, the unsuccessful party in such action shall pay to the prevailing party therein a reasonable attorney's fee which shall be fixed by the court.

Executed at                                 Target Logistics, Inc.,
            --------------------------      a Delaware corporation
on March 20, 2002                           By:     /s/ Stuart Hettleman
                                               ---------------------------------
                                               Its:  President

Address
       -----------------------------           "Guarantor"

       -----------------------------

                                                                      EXHIBIT 23



                        CONSENT OF INDEPENDENT AUDITORS


          As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-3, File No. 333-30351 and File No. 333-03613, and Registration Statement on Form S-8, File No. 333-71197.


                                            STONEFIELD JOSEPHSON, INC.



Santa Monica, California
September 26, 2002

                                                                      EXHIBIT 99



                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Annual Report of Target Logistics, Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2002 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company for the periods reflected therein.


Date: September 27, 2002                        /s/ Stuart Hettleman
                                            ------------------------------------
                                            Stuart Hettleman
                                            Chief Executive Officer


                                                /s/ Philip J. Dubato
                                            ------------------------------------
                                            Philip J. Dubato
                                            Chief Financial Officer