Form 10-Q
period 2002-09-30
TARGET LOGISTICS INC
filed 2002-11-12
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2002

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

At November 12, 2002, the number of shares outstanding of the registrant's common stock was 12,179,002.

                                TABLE OF CONTENTS




Part I - Financial Information                                              Page
                                                                            ----
        Item 1.  Financial Statements:
        -------

                Consolidated Balance Sheets,
                September 30, 2002 (unaudited) and June 30, 2002 (audited)     3

                Consolidated Statements of Operations
                for the Three Months Ended
                September 30, 2002 and 2001 (unaudited)                        4

                Consolidated Statements of Shareholders'
                Equity for the Year Ended June 30, 2002 (audited)
                and the Three Months Ended September 30, 2002 (unaudited)      5

                Consolidated Statements of Cash Flows
                for the Three Months Ended September 30,
                2002 and 2001 (unaudited)                                      6

                Notes to Unaudited Consolidated Financial
                Statements                                                     7

        Item 2. Management's Discussion and Analysis of
        ------- Financial Condition and Results of
                Operations                                                     9

        Item 3. Quantitative and Qualitative Disclosure about                 13
        ------- Market Risk

        Item 4. Controls and Procedures                                       13
        -------


Part II - Other Information

        Item 6. Exhibits and Reports on Form 8-K                              12
        -------

                Signatures                                                    15
                Certifications                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 2002      June 30, 2002
                                                                           ------------------      -------------
                                 ASSETS                                        (unaudited)           (audited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $3,060,455            $4,333,015
Accounts receivable, net of allowance for doubtful
  accounts of $936,001 and $995,245, respectively
                                                                                16,601,258            17,012,677
Deferred income taxes                                                              694,333               694,333
Prepaid expenses and other current assets                                          450,897               310,543
                                                                               -----------           -----------
          Total current assets                                                  20,806,943            22,350,568
PROPERTY AND EQUIPMENT, net                                                        584,614               615,606
OTHER ASSETS                                                                       920,712               942,110
DEFERRED INCOME TAXES                                                            2,239,667             2,239,667
GOODWILL, net of accumulated amortization of  $3,715,106                        11,239,917            11,239,917
                                                                               -----------           -----------
          Total assets                                                         $35,791,853           $37,387,868
                                                                               ===========           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $5,417,550            $5,834,820
Accrued expenses                                                                 1,764,390             1,783,136
Accrued transportation expenses                                                  8,604,678             8,430,078
Taxes payable                                                                       64,576                64,576
Note payable to bank                                                             5,269,760             5,993,475
Dividends payable                                                                   49,844               110,270
Lease obligation-current portion                                                    32,682                76,982
                                                                               -----------           -----------
          Total current liabilities                                             21,203,480            22,293,337
LEASE OBLIGATION--LONG-TERM                                                         30,397                34,002
                                                                               -----------           -----------
Total liabilities                                                              $21,233,877           $22,327,339
                                                                               -----------           -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
  320,696 shares issued and outstanding                                          3,206,960             3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
  12,913,953 and 12,913,953 shares issued and outstanding, respectively            129,139               129,139
Paid-in capital                                                                 24,202,248            24,202,248
Accumulated deficit                                                            (12,335,566)          (11,833,013)
Less:  Treasury stock, 734,951 shares held at cost                                (644,805)             (644,805)
                                                                               -----------           -----------
          Total shareholders' equity                                            14,557,976            15,060,529
                                                                               -----------           -----------
          Total liabilities and shareholders' equity                           $35,791,853           $37,387,868
                                                                               ===========           ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.


                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                    Three months ended September 30,
                                                                    --------------------------------
                                                              2002              2001PF (a)                 2001
                                                              ----              ----------                 ----


Operating revenues                                        $26,082,685          $21,522,498             $21,522,498

Cost of transportation                                     17,829,022           14,395,369              14,395,369
                                                          -----------           ----------             -----------

Gross profit                                                8,253,663            7,127,129               7,127,129

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target                  3,685,237            3,322,559               3,322,559
subsidiary
  SG&A - Target subsidiary                                  4,661,641            3,794,246               3,794,246
  SG&A - Corporate                                            177,356              176,107                 176,107
  Depreciation and amortization                                98,573               86,870(b)              235,837
                                                          -----------           ----------              ----------
Selling, general and administrative expenses                8,622,807            7,379,782               7,528,749

Operating loss                                               (369,144)            (252,653)               (401,620)

Other expense:
  Interest expense                                            (83,565)             (68,482)                (68,482)
                                                           ----------           ----------              ----------

Net loss                                                   $ (452,709)          $ (321,135)              $(470,102)
                                                           ==========           ==========              ==========

Basic and diluted loss per share attributable to
common shareholders                                           ( $0.04)              ($0.03)                 ($0.04)
                                                           ==========           ==========              ==========

Weighted average shares outstanding                        12,179,002           11,879,002              11,879,002
                                                           ==========           ==========              ==========



(a) Pro Forma. Under FASB No. 142 (see Note 3), adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the fiscal quarters ended September 30, 2002 and 2001, pro forma statements for the three months ending September 30, 2001 are presented supplementally as if FASB 142 had been applied for that period.

(b) Reflects the exclusion of goodwill amortization expense in the amount of $146,967 for the three months ended September 30, 2001.

              The accompanying notes are an integral part of these
                            consolidated statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2002 AND THE
                THREE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)




                                Preferred Stock        Common Stock       Additional   Treasury Stock
                               ----------------        ------------        Paid-in     --------------      Accumulated
                               Shares    Amount      Shares     Amount     Capital    Shares     Amount      Deficit       Total
                               ------    ------      ------     ------     -------    ------     ------      -------       -----


Balance, June 30, 2001        320,696  $3,206,960  12,613,953  $126,139  $23,905,248 (734,951) ($644,805) ($10,583,382) $16,010,160

Cash dividends associated
  with the Class A and C
  Preferred Stock                   -           -           -         -            -        -          -      (315,104)    (315,104)

Common Stock issued
  pursuant to Subscription
  Agreements                        -           -     300,000     3,000      297,000        -          -             -      300,000

Net loss                            -           -           -         -            -        -          -      (934,527)    (934,527)
                              -------  ----------  ----------  --------  ----------- --------  ---------  ------------  -----------

Balance, June 30, 2002        320,696  $3,206,960  12,913,953  $129,139  $24,202,248 (734,951) ($644,805) ($11,833,013) $15,060,529

Cash dividends associated
  with the Class C
  Preferred Stock                   -           -           -         -            -        -          -      (934,527)    (934,527)

Net loss                            -           -           -         -            -        -          -      (452,709)    (452,709)
                              -------  ----------  ----------  --------  ----------- --------  ---------  ------------  -----------

Balance, September 30, 2002   320,696  $3,206,960  12,913,953  $129,139  $24,202,248 (734,951) ($644,805) ($12,335,566) $14,557,976
                              =======  ==========  ==========  ========= =========== ========  =========  ============  ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Three Months Ended September 30,
                                                                                      2002          2001PF(a)            2001
                                                                                      ----          ---------            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           ($452,709)      ($321,135)         ($470,102)
Bad debt expense                                                                     103,349          78,340             78,340
Depreciation and amortization                                                         98,573          86,870(b)         235,837

Adjustments to reconcile net loss to net cash used in operating activities -
   Decrease (increase) in accounts receivable                                        308,070        (186,084)          (186,084)
   Increase in prepaid expenses and other current assets                            (140,354)         (9,358)            (9,358)
   Decrease in other assets                                                           21,398          35,915             35,915
   (Decrease) increase in accounts payable and accrued expenses                     (286,303)         41,174             41,174
                                                                                 -----------   -------------      -------------
          Net cash used for operating activities                                    (347,976)       (274,278)          (274,278)
                                                                                 -----------     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                  (42,693)        (27,880)           (27,880)
                                                                                 -----------    ------------       ------------
         Net cash used for investing activities                                      (42,693)        (27,880)           (27,880)
                                                                                 -----------    ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                      (110,271)       (110,270)          (110,270)
Borrowing from note payable to bank                                               29,975,734      20,301,316         20,301,316
Repayment of note payable to bank                                                (30,699,449)    (20,640,436)       (20,640,436)
Payment of lease obligations                                                         (47,905)        (18,830)
                                                                                 -----------    ------------       ------------
                                                                                                                        (18,830)
Net cash used for financing activities:                                             (881,891)       (468,220)          (468,220)
                                                                                 -----------    ------------       ------------

          Net decrease in cash and cash equivalents                              ($1,272,560)      ($770,378)         ($770,378)

CASH AND CASH EQUIVALENTS, beginning of the period                                 4,333,015       5,486,893          5,286,893
                                                                                 -----------     -----------        -----------

CASH AND CASH EQUIVALENTS, end of the period                                      $3,060,455      $4,716,515         $4,716,515
                                                                                  ==========      ==========         ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                            $103,572        $107,255           $107,255
Income Taxes                                                                        $  2,360        $      -           $      -


(a) Pro Forma. Under FASB No. 142 (see Note 3), adopted by the Company on July 1, 2002, goodwill and (a) In order to enhance comparability, proforma statements for the three months ending September 30, 2001 certain intangibles are not amortized into results of operations. In order to enhance comparability of supplementally as if FASB 142 had been applied at the beginning of the prior period. the fiscal quarters ended September 30, 2002 and 2001, pro forma statements  for the  three  months  ending  September  30,  2001  are  presented
supplementally   as  if  FASB   142  had   been   applied   for   that   period.

(b) Reflects the exclusion of goodwill amortization expense in the amount of $146,967 for the three months ended September 30, 2001.


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)



                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 2002 and their consolidated results of operations and cash flows for the three months ended September 30, 2002 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2002.

Note 2 - Use of Estimates

In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying the Company's consolidated financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of NOL and tax credit carry forwards between current and long-term assets.

Note 3 - Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company is having an independent valuation analysis completed and does not anticipate any material transitional impairment; however, future impairment reviews may result in periodic write-downs ranging from zero to $11,239,917.

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

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2002 and 2001 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:


                                                           September 30,
                                                       2002             2001
                                                       ----             ----

Convertible preferred stock...................      12,455,852        9,661,625
Stock options.................................         576,957          576,957
                                                    ----------        ---------

Antidilutive securities                             13,032,809       10,238,852
                                                    ==========       ==========

Options to purchase 576,957 shares of common stock for each of the three months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 - Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2002 presentation.

Note 6 - Subsequent Event

On October 13, 2002, the Company's Target Logistic Services, Inc. subsidiary ("Target") acquired certain assets and certain liabilities of Cassady Air Transportation, Inc., a Columbus, Ohio based forwarder for a combination of an initial cash payment and an earn out structure over five years.

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

OVERVIEW

     The Company generated operating revenues of $93.5 million, $90.1 million, and $84.1 million, and had a net loss of $0.9 million, $1.8 million, and $1.2 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The Company had earnings or (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $340,000, ($1,424,000) and ($54,000), for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. EBITDA, like operating income, does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. The Company excludes all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company's results, it is not intended to replace any presentation included in the Company's consolidated financial statements.

     * For the three months ended September 30, 2002, the revenue of the Company's subsidiary increased by 21.2% when compared to the prior year's corresponding period. Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three months ended September 30, 2002 decreased by 4.5%. The decrease is mainly due to increased international air import freight volume which historically reflects a lower gross profit margin as a percentage of sales. Management continues to believe that the Company must focus on increasing revenues and must increase gross profit margin to restore the Company to profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company's employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

     The Company's results for the three months ending September 30, 2002 have been impacted by SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note
3). Under this statement, from and after July 1, 2002, the Company may no longer amortize goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. Therefore, the results for the three months ended September 30, 2002 are not comparable to the results for the three months ended September 30, 2001. In order to make the operating results for the three months ended September 30, 2001 more comparable to the presentation of the operating results for the three months ended September 30, 2002 and make an analysis of 2002 and 2001 more meaningful, the following discussion is based on financial information for the three months ending September 30, 2001 prepared on a pro forma basis as if SFAS No. 142 had been applied for that period.

Three Months ended September 30, 2002 and 2001 (Pro Forma)
----------------------------------------------------------

     Operating Revenue. Operating revenue increased to $26.1 million for the three months ended September 30, 2002 from $21.5 million for the three months ended September 30, 2001, a 21.2% increase. Domestic revenue increased by 20.9% to $19,317,784 for the three months ended September 30, 2002 from $15,972,260 for the three months ended September 30, 2001, due to increased domestic freight volume. In addition, international revenue increased by 21.9% to $6,764,901 for the three months ended September 30, 2002 from $5,550,238 for the three months ended September 30, 2001, mainly due to increased international air import freight volume.

     Cost of Transportation. Cost of transportation increased to 68.4% of operating revenue for the three month period ended September 30, 2002, from 66.9% of operating revenue for the three month period ended September 30, 2001. This increase was mainly due to increased international air import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

     Gross Profit. As a result of the factors described above, gross profit for the three month period ended September 30, 2002 decreased to 31.6% from 33.1% of operating revenue for the three month period ended September 30, 2001, a 4.5% decrease. The decrease is mainly due to increased air international import freight volume which historically reflects a lower gross profit margin as a percentage of sales.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 33.1% of operating revenue for the three months ended September 30, 2002 from 34.3% of operating revenue for the pro forma three months ended September 30, 2001. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.9% of operating revenue for the three months ended September 30, 2002 and 17.6% for the three months ended September 30, 2001, a 1.7% increase. This increase was primarily due to increased selling expense resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 14.1% and 15.4% of operating revenue for the three months ended September 30, 2002 and 2001, respectively, a 8.4% decrease resulting from decreases in forwarder agent freight volume.

     Net Loss. For the three months ended September 30, 2002, the Company realized a net loss of ($452,709), compared to a net loss of ($321,135) for the pro forma three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     General. During the three months ended September 30, 2002, net cash used in operating activities was $347,976. Cash used in investing activities was $42,693, which consisted of capital expenditures. Cash used in financing activities was $881,891, which primarily consisted of repayments under the Company's accounts receivable financing facility and dividend payments.

     Currently, approximately $1.4 million of the Company's outstanding accounts payable represent unsecured trade payables of closed subsidiaries which, at this time, the Company continues to carry on its books.

     Capital expenditures. Capital expenditures for the three months ended September 30, 2002 were $42,693.

     * GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interest rate of the GMAC Facility is prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0%, and after September 20, 2002 cannot be less than 5.0%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of September 30, 2002, there were outstanding borrowings of $5,269,760 under the GMAC Facility (which represented 81% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $6,531,706. The GMAC Facility expires on January 14, 2005. The Company entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and on September 20, 2002 for an additional two-year term.

     * Working Capital Requirements. Cash needs of the Company are currently met by the Company's accounts receivable financing facility and cash on hand. As of September 30, 2002, the Company had $1,261,946 available under its $10 million accounts receivable financing facility and $3,060,455 in cash from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short terms. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
        ---------------------------------------------------------

        Not applicable.


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

     Based on the evaluation of the Company's disclosure controls and procedures by Stuart Hettleman, the Company's Chief Executive Officer, and Philip J. Dubato, the Company's Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits:

Exhibit No.
-----------

3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2 By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998, File No. 0-29754)
4.1 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.2 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.3 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997, File No. 0-29754)
10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1999, File No. 0-29754)
10.3 Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, File No. 0-29754)
10.4 Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
10.5 Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits 10.5, 10.6 and
     10.7 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, File No. 0-29754)
10.6(P) Lease Agreement for Los Angeles  Facility  (incorporated by reference to
     Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
10.7 Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
99 Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2002                 TARGET LOGISTICS, INC.
                                               Registrant


                                              /s/  Stuart Hettleman
                                         ---------------------------------------
                                         President, Chief Executive Officer



                                              /s/  Philip J. Dubato
                                         ---------------------------------------
                                         Vice President, Chief Financial Officer

                                  CERTIFICATION


     I, Stuart Hettleman, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Target Logistics, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c)   presented  in  this  Quarterly   Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                           /s/ Stuart Hettleman
                                            ------------------------------------
                                            Stuart Hettleman
                                            Chief Executive Officer

                                  CERTIFICATION


     I, Philip J. Dubato, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Target Logistics, Inc.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     f)   presented  in  this  Quarterly   Report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002                           /s/ Philip J. Dubato
                                            ------------------------------------
                                            Philip J. Dubato
                                            Chief Financial Officer

                                                                      Exhibit 99

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Target Logistics, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.


Date: November 12, 2002                           /s/ Stuart Hettleman
                                            ------------------------------------
                                            Stuart Hettleman
                                            Chief Executive Officer


                                                  /s/ Philip J. Dubato
                                            ------------------------------------
                                            Philip J. Dubato
                                            Chief Financial Officer