Form 10-Q
period 2002-12-31
TARGET LOGISTICS INC
filed 2003-02-10
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended December 31, 2002

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

At February 7, 2003, the number of shares outstanding of the registrant's common stock was 12,179,002.

                                TABLE OF CONTENTS




Part I - Financial Information                                             Page
                                                                           ----

        Item 1. Financial Statements:
        -------

                Consolidated Balance Sheets,
                December 31, 2002 (unaudited) and
                June 30, 2002 (audited)                                       3

                Consolidated Statements of Operations
                for the Three Months Ended
                December 31, 2002 and 2001 (unaudited)                        4

                Consolidated Statements of  Operations
                for the Six Months Ended
                December 31, 2002 and 2001 (unaudited)                        5

                Consolidated Statements of Shareholders'
                Equity for the Year Ended June 30, 2002 (audited)
                and the Six  Months Ended December 31, 2002 (unaudited)       6

                Consolidated Statements of Cash Flows
                for the Six Months Ended December 31,
                2002 and 2001 (unaudited)                                     7

                Notes to Unaudited Consolidated Financial Statements          8

        Item 2. Management's Discussion and Analysis of                      10
        ------- Financial Condition and Results of Operations


        Item 3. Quantitative and Qualitative Disclosure about Market Risk    13
        -------

        Item 4. Controls and Procedures                                      13
        -------


Part II - Other Information

        Item 4. Submission of Matters to a Vote of Security Holders          14
        -------

        Item 6. Exhibits and Reports on Form 8-K                             14
        -------

                Signatures                                                   15
                Certifications                                               16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
        --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           December 31, 2002        June 30, 2002
                                                                           -----------------        -------------
                                 ASSETS                                       (unaudited)             (audited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $4,515,767            $4,333,015
Accounts receivable, net of allowance for doubtful
  accounts of $1,049,582 and $995,245, respectively                             18,510,317            17,012,677
Deferred income taxes                                                              786,522               694,333
Prepaid expenses and other current assets                                          399,123               310,543
                                                                               -----------           -----------
          Total current assets                                                  24,211,729            22,350,568
PROPERTY AND EQUIPMENT, net                                                        626,845               615,606
OTHER ASSETS                                                                     1,130,401               942,110
DEFERRED INCOME TAXES                                                            1,718,044             2,239,667
GOODWILL, net of accumulated amortization of  $3,715,106                        11,239,917            11,239,917
                                                                               -----------           -----------
          Total assets                                                         $38,926,936           $37,387,868
                                                                               ===========           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $5,016,232            $5,834,820
Accrued expenses                                                                 2,116,675             1,783,136
Accrued transportation expenses                                                  8,887,381             8,430,078
Taxes payable                                                                       81,909                64,576
Note payable to bank                                                             6,984,867             5,993,475
Dividends payable                                                                  111,822               110,270
Lease obligation-current portion                                                    28,330                76,982
                                                                               -----------           -----------
          Total current liabilities                                             23,227,216            22,293,337
LEASE OBLIGATION -- LONG-TERM                                                       74,443                34,002
                                                                               -----------           -----------
Total liabilities                                                              $23,301,659           $22,327,339
                                                                               -----------           -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
  320,696 shares issued and outstanding                                          3,206,960             3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
  12,913,953 and 12,913,953 shares issued and outstanding, respectively            129,139               129,139
Paid-in capital                                                                 24,202,248            24,202,248
Accumulated deficit                                                            (11,268,265)          (11,833,013)
Less:  Treasury stock, 734,951 shares held at cost                                (644,805)             (644,805)
                                                                               -----------           -----------
          Total shareholders' equity                                            15,625,277            15,060,529
                                                                               -----------           -----------
          Total liabilities and shareholders' equity                           $38,926,936           $37,387,868
                                                                               ===========           ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                     Three months ended December 31
                                                                     ------------------------------
                                                              2002              2001PF (a)                 2001
                                                              ----              ----------                 ----

Operating revenues                                        $32,319,371          $24,020,827             $24,020,827

Cost of transportation                                     21,534,361           16,314,144              16,314,144
                                                          -----------          -----------             -----------

Gross profit                                               10,785,010            7,706,683               7,706,683

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target                  4,979,403            3,517,351               3,517,351
subsidiary
  SG&A - Target subsidiary                                  5,252,007            3,772,256               3,772,256
  SG&A - Corporate                                            184,963              194,451                 194,451
  Depreciation and amortization                               113,694               92,361(b)              241,328
                                                          -----------          -----------             -----------
Selling, general and administrative expenses               10,530,067            7,576,419               7,725,386

Operating income (loss)                                       254,943              130,264                 (18,703)

Other income (expense):
  Interest expense                                            (94,084)             (58,760)                (58,760)
  Other Income (Note 7)                                     1,447,699                    -                       -
                                                          -----------          -----------             -----------

Income (loss) before income taxes                           1,608,558               71,504                 (77,463)
  Provisions for income taxes                                 429,434                    -                       -
                                                          -----------          -----------             -----------

Net income (loss)                                         $ 1,179,124              $71,504                $(77,463)
                                                          ===========          ===========             ===========

Income (loss) per share attributable to common
  shareholders:
                                Basic:                          $0.09                    -                  ($0.02)
                                                          ===========          ===========             ===========

                                Diluted:                        $0.05                    -                       -
                                                          ===========          ===========             ===========
Weighted average shares outstanding:
                                Basic:                     12,179,002           11,879,002              11,879,002
                                                          ===========          ===========              ==========

                                Diluted:                   21,845,657           21,545,560                       -
                                                          ===========          ===========              ==========




(a) Pro Forma. Under FASB No. 142 (see Note 3), adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the fiscal quarters ended December 31, 2002 and 2001, pro forma statements for the three months ending December 31, 2001 are presented supplementally as if FASB 142 had been applied for that period.

(b) Reflects the exclusion of goodwill amortization expense in the amount of $148,967 for the three months ended December 31, 2001.

              The accompanying notes are an integral part of these
                            consolidated statements.

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Six months ended December 31
                                                                      ----------------------------
                                                              2002              2001PF (a)                 2001
                                                              ----              ----------                 ----
Operating revenues                                        $58,402,056          $45,543,325             $45,543,325

Cost of transportation                                     39,363,383           30,709,513              30,709,513
                                                          ------------         - ----------            -----------

Gross profit                                               19,038,673           14,833,812              14,833,812

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target subsidiary       8,664,640            6,839,910               6,839,910
  SG&A - Target subsidiary                                  9,913,648            7,566,502               7,566,502
  SG&A - Corporate                                            362,319              370,558                 370,558
  Depreciation and amortization                               212,267              179,231(b)              477,165
                                                          -----------          -----------             -----------
Selling, general and administrative expenses               19,152,874           14,956,201              15,254,135

Operating income (loss)                                      (114,201)            (122,389)               (420,323)

Other income (loss):
  Interest expense                                           (177,649)            (127,242)               (127,242)
  Other Income (Note 7)                                     1,447,699                    -                       -
                                                          -----------          -----------             -----------

Income (loss) before income taxes                           1,155,849             (249,631)               (547,565)
  Provisions for income taxes                                 429,434                    -                       -
                                                          -----------          -----------             -----------

Net income (loss)                                            $726,415            $(249,631)              $(547,565)
                                                             ========            =========               =========

Income (loss) per share attributable to
common shareholders:                                            $0.05               ($0.03)                 ($0.06)
                             Basic:                         =========            =========               =========
                             Diluted:                           $0.03                    -                       -
                                                            =========            =========               =========
Weighted average shares outstanding:
                             Basic:                        12,179,002           11,879,002              11,879,002
                                                           ==========          ===========              ==========
                             Diluted:                      23,242,771                    -                       -
                                                           ==========          ===========              ==========



(a) Pro Forma. Under FASB No. 142 (see Note 3), adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the six months ended December 31, 2002 and 2001, pro forma statements for the six months ending December 31, 2001 are presented supplementally as if FASB 142 had been applied for that period.

(b) Reflects the exclusion of goodwill amortization expense in the amount of $297,934 for the six months ended December 31, 2001.

              The accompanying notes are an integral part of these
                            consolidated statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2002 AND THE
                 SIX MONTHS ENDED DECEMBER 31, 2002 (UNAUDITED)


                              Preferred Stock       Common Stock      Additional   Treasury Stock
                              ---------------       ------------        Paid-in    --------------       Accumulated
                              Shares   Amount     Shares    Amount      Capital   Shares    Amount        Deficit       Total
                              ------   ------     ------    ------      -------   ------    ------        -------       -----


Balance, June 30, 2001       320,696 $3,206,960 12,613,953 $126,139  $23,905,248 (734,951) ($644,805) ($10,583,382)   $16,010,160

Cash dividends associated
  with the Class A and C
  Preferred Stock                  -          -          -        -            -        -          -      (315,104)      (315,104)

Common Stock issued
  pursuant to Subscription
  Agreements                       -          -    300,000    3,000      297,000        -          -             -        300,000

Net loss                           -          -          -        -            -        -          -      (934,527)      (934,527)
                             ------- ---------- ---------- --------  ----------- --------  ---------  ------------    -----------

Balance, June 30, 2002       320,696 $3,206,960 12,913,953 $129,139  $24,202,248 (734,951) ($644,805) ($11,833,013)   $15,060,529

Cash dividends associated
  with the Class A and C           -          -          -        -            -        -          -      (161,667)      (161,667)
  Preferred Stock

Net income                         -          -          -        -            -        -          -       726,415        726,415
                             ------- ---------- ---------- --------  ----------- --------  ---------  ------------    -----------

Balance, December 31, 2002   320,696 $3,206,960 12,913,953 $129,139  $24,202,248 (734,951) ($644,805) ($11,268,265)   $15,625,277
                             ======= ========== ========== ========  =========== ========= =========  ============    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                          Six Months Ended December 31,
                                                                                          -----------------------------
                                                                                      2002           2001PF (a)       2001
                                                                                      ----           ----------       ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $726,415       ($249,631)(b)   ($547,565)
Bad debt expense                                                                     372,399         160,752         160,752
Depreciation and amortization                                                        212,267         179,231 (b)     477,165
Decrease in deferred tax asset                                                       429,434               -               -

Adjustments to reconcile net income (loss) to net cash used in operating activities -
   Increase in accounts receivable                                                (1,870,039)       (731,556)       (731,556)
   Increase in prepaid expenses and other current assets                             (88,580)        (31,073)        (31,073)
   Decrease (increase) in other assets                                                52,651        (186,869)       (186,869)
   (Decrease) increase in accounts payable and accrued expenses                      (66,554)      2,184,223       2,184,223
                                                                                  ----------       ---------        --------

          Net cash (used for) provided by operating activities                      (232,007)      1,325,077       1,325,077
                                                                                  ----------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and asset purchase
  acquisition (Note 5)                                                              (408,307)       (160,635)       (160,635)
                                                                                  ----------       ---------       ---------
         Net cash used for investing activities                                     (408,307)       (160,635)       (160,635)
                                                                                  ----------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                                      (160,115)       (154,522)       (154,522)
Borrowing from note payable to bank                                               59,924,319      41,350,262      41,350,262
Repayment of note payable to bank                                                (58,932,927)    (42,932,034)    (42,932,034)
(Payment of) proceeds from lease obligations                                          (8,211)         47,241          47,241
                                                                                  ----------       ---------       ---------
Net cash provided by (used for) financing activities:                                823,066      (1,689,053)     (1,689,053)
                                                                                  ----------       ---------       ---------

          Net increase (decrease) in cash and cash equivalents                      $182,752       ($524,611)       $524,611)

CASH AND CASH EQUIVALENTS, beginning of the period                                 4,333,015       5,486,893       5,486,893
                                                                                  ----------       ---------       ---------

CASH AND CASH EQUIVALENTS, end of the period                                      $4,515,767      $4,962,282      $4,962,282
                                                                                  ==========      ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                            $213,177        $189,807        $189,807
Income Taxes                                                                        $  2,360        $      -        $      -

(a) Pro Forma. Under FASB No. 142 (see Note 3), adopted by the Company on July 1, 2002, goodwill and (a) In order to enhance comparability, proforma statements for the three months ending September 30, 2001 certain intangibles are not amortized into results of operations. In order to enhance comparability of supplementally as if FASB 142 had been applied at the beginning of the prior period. the six months ended December 31, 2002 and 2001, pro forma statements for the six months ending December 31, 2001 are presented supplementally as if FASB 142 had been applied for that period.

(b) Reflects the exclusion of goodwill amortization expense in the amount of $297,934 for the six months ended December 31, 2001.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 2002 and their consolidated results of operations and cash flows for the three and six months ended December 31, 2002 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2002.

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

Note 3 - Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company obtained an independent valuation analysis completed during the second quarter ending December 2002. Based on the valuation, the Company determined that the goodwill was not impaired. The Company will perform an annual impairment review, with the next review to be performed during fiscal year 2004. Future impairment reviews may result in periodic write-downs ranging from zero to $11,239,917.

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

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of December 31, 2001 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive. The following table does not include the related securities that were outstanding as of December 31, 2002, as the equivalent number of common shares are dilutive and included in the calculation of diluted earnings per share on the Statement of Operations for the three and six months ended December 31, 2002:

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

                                                       December 31,
                                                       ------------
                                                           2001
                                                           ----

Convertible preferred stock.........................    11,730,428
Stock options.......................................       576,957
                                                        ----------

Antidilutive securities                                 12,307,385
                                                        ==========

Options to purchase 590,000 and 576,957 shares of common stock for the six months ended December 31, 2002 and pro forma 2001, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 - Asset Purchase Acquisition

On October 13, 2002, the Company's  Target Logistic  Services,  Inc.  subsidiary
("Target") acquired the assets and certain liabilities of Cassady Air Transportation, Inc., a Columbus, Ohio based forwarder for a combination of an initial cash payment and an earn out structure over five years.

Note 6 - Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2002 presentation.

Note 7 - Other Income

During the Company's fiscal years ended June 30, 1997 through 2001, the Company included reserves for accrued expenses, accounts payable and contingencies relating to subsidiaries of the Company that were either closed or sold. The Company has determined that those reserves are no longer necessary. As a result, other income of $1,447,699 has been recognized for the three and six months ended December 31, 2002.

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

     * For the three and six months ended December 31, 2002, the revenue of the Company's subsidiary increased by 34.5% and 28.2%, respectively, when compared to the prior year's corresponding period. Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three months ended December 31, 2002 increased to 33.4% from 32.1%, and for the six months ended December 31, 2002 remained the same as the prior year at 32.6%. The increase is primarily due to increases in domestic gross profit margins. Management continues to believe that the Company must focus on increasing revenues and must increase gross profit margin to restore the Company to profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company's employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

     The Company's results for the three and six months ending December 31, 2002 have been impacted by SFAS No. 142, "Goodwill and Other Intangible Assets" (see
Note 3). Under this statement, from and after July 1, 2002, the Company may no longer amortize goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. Therefore, the results for the three and six months ended December 31, 2002 are not comparable to the results for the three and six months ended December 31, 2001. In order to make the operating results for the three and six months ended December 31, 2001 more comparable to the presentation of the operating results for the three and six months ended December 31, 2002 and make an analysis of 2002 and 2001 more meaningful, the following discussion is based on financial information for the three and six months ending December 31, 2001 prepared on a pro forma basis as if SFAS No. 142 had been applied for that period.

Three Months ended December 31, 2002 and 2001 (Pro Forma)
---------------------------------------------------------

     Operating Revenue. Operating revenue increased to $32.3 million for the three months ended December 31, 2002 from $24.0 million for the three months ended December 31, 2001, a 34.5% increase. Domestic revenue increased by 36.2% to $23,877,402 for the three months ended December 31, 2002 from $17,527,293 for the three months ended December 31, 2001, due to increased domestic freight volume. In addition, international revenue increased by 30.0% to $8,441,969 for the three months ended December 31, 2002 from $6,493,534 for the three months ended December 31, 2001, mainly due to increased international air import freight volume.

     Cost of Transportation. Cost of transportation decreased to 66.6% of operating revenue for the three month period ended December 31, 2002, from 67.9% of operating revenue for the three month period ended December 31, 2001. This decrease was primarily due to a lower cost of transportation, as a percentage of sales, on domestic freight movements.

     Gross Profit. As a result of the factors described above, gross profit for the three month period ended December 31, 2002 increased to 33.4% from 32.1% of operating revenue for the three month period ended December 31, 2001, a 4.1% increase. The increase is primarily due to increases in domestic gross profit margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 32.6% of operating revenue for the three months ended December 31, 2002 from 31.6% of operating revenue for the pro forma three months ended December 31, 2001. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 16.3% of operating revenue for the three months ended December 31, 2002 and 15.7% for the three months ended December 31, 2001, a 3.9% increase. This increase was primarily due to increases in (i) insurance expense which is being experienced across all industry segments, (ii) temporary labor purchased from third parties due to increased volume within the Target subsidiary's Consumer Direct Logistics operation, (iii) bad debt expense primarily a result of an increase in the over sixty day amounts outstanding,
(iv) claims expense primarily due to increases in claims associated with residential deliveries within the Consumer Direct Logistics operation, and (v) selling expense resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 15.4% and 14.6% of operating revenue for the three months ended December 31, 2002 and 2001, respectively, a 5.5% increase resulting from increases in forwarder agent freight volume.

     Other Income. Other income of $1,447,699 for the three months ended December 31, 2002 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

     Net Profit. For the three months ended December 31, 2002, the Company realized a net profit of $1,179,124, compared to a net profit of $71,504 for the pro forma three months ended December 31, 2001.

Six Months ended December 31, 2002 and 2001 (Pro Forma)
-------------------------------------------------------

     Operating Revenue. Operating revenue increased to $58.4 million for the six months ended December 31, 2002 from $45.5 million for the six months ended December 31, 2001, a 28.2% increase. Domestic revenue increased by 28.9% to $43,195,186 for the six months ended December 31, 2002 from $33,499,553 for the six months ended December 31, 2001, due to increased domestic freight volume. In addition, international revenue increased by 26.3% to $15,206,870 for the six months ended December 31, 2002 from $12,043,772 for the six months ended December 31, 2001, mainly due to increased international air import freight volume.

     Cost of Transportation. Cost of transportation was 67.4% of operating revenue for each of the six month periods ended December 31, 2002 and 2001.

     Gross Profit. As a result of the factors described above, gross profit for each of the six month periods ended December 31, 2002 and 2001 was 32.6% of operating revenue.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 32.8% of operating revenue for the six months ended December 31, 2002 from 32.9% of operating revenue for the pro forma six months ended December 31, 2001. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.0% of operating revenue for the six months ended December 31, 2002 and 16.6% for the six months ended December 31, 2001, a 2.4% increase. This increase was due to increases in (i) insurance expense which is being experienced across all industry segments, (ii) temporary labor purchased from third parties primarily due to increased volume within the Target subsidiary's Consumer Direct Logistics operation, (iii) bad debt expense primarily a result of an increase in the over sixty day amounts outstanding,
(iv) claims expense primarily due to increases in claims associated with residential deliveries within the Consumer Direct Logistics operation, and (v) selling expense resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 14.8% and 15.0% of operating revenue for the six months ended December 31, 2002 and 2001, respectively, a 1.4% decrease resulting from decreases in forwarder agent freight volume.

     Other Income. Other income of $1,447,699 for the six months ended December 31, 2002 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

     Net Profit. For the six months ended December 31, 2002, the Company realized a net profit of $726,415, compared to a net loss of ($249,631) for the pro forma six months ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     General. During the six months ended December 31, 2002, net cash used in operating activities was $232,007. Cash used in investing activities was $408,307, representing capital expenditures and asset purchase acquisitions. Cash provided by financing activities was $823,066, which primarily consisted of borrowings under the Company's accounts receivable financing facility.

     Capital expenditures. Capital expenditures for the six months ended December 31, 2002 were $408,307, representing capital expenditures and asset purchase acquisitions.

     * GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interest rate of the GMAC Facility is prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0%, and after September 20, 2002 cannot be less than 5.0%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of December 31, 2002, there were outstanding borrowings of $6,984,867 under the GMAC Facility (which represented 71% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $9,665,917. The GMAC Facility expires on January 14, 2005. The Company entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and on September 20, 2002 for an additional two-year term.

     * Working Capital Requirements. Cash needs of the Company are currently met by the Company's accounts receivable financing facility and cash on hand. As of December 31, 2002, the Company had $2,681,050 available under its $10 million accounts receivable financing facility and $4,515,767 in cash from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short terms. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

     During the Company's fiscal years ended June 30, 1997 through 2001, the Company included reserves for accrued expenses, accounts payable and contingencies relating to subsidiaries of the Company that were either closed or sold. Following discussions with the Company's Audit Committee, independent auditors and Company counsel, the Company determined that those reserves were no longer necessary. As a result, during the quarter ending December 31, 2002 the Company recognized $1,447,699 of other income. Had the Company not made the adjustment during the quarter ended December 31, 2002, the Company would have reported net income before taxes of $160,859 for the three month period, and a net loss before taxes of $291,850 for the six month period.


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

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

     On December 5, 2002, the Company held its Annual Meeting of Shareholders. The only matters submitted to the shareholders for a vote were (i) the election of directors and (ii) the amendment to the Company's 1996 Stock Option Plan ("Stock Option Plan") to increase the number of shares available for the grant of options under the Plan from 1,000,000 to 1,500,000.

     The nominees submitted for election as directors were Michael Barsa, Christopher A. Coppersmith, Brian K. Coventry, Philip J. Dubato and Stuart Hettleman. At lease 11,800,216 shares were voted in favor of each director, and no more than 331,551 shares were voted to withhold approval of any director. As a result, Messrs, Barsa, Coppersmith, Coventry, Dubato and Hettleman were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

     At least 11,728,616 shares were voted in favor of the amendment to increase the number of shares available for the grant of options under the Stock Option Plan, and no more than 401,951 shares were voted to withhold approval of the amendment. As a result, the amendment to the Stock Option Plan was approved.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits:

Exhibit No.
-----------

3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2       By-Laws  of  Registrant,  as amended  (incorporated  by  reference  to
          Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998, File No. 0-29754)
4.1 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.2 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.3 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1      1996 Stock Option Plan
10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial
          Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to
          Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1999, File No. 0-29754)
10.3 Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, File No. 0-29754)
10.4 Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
10.5 Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits 10.5, 10.6 and 10.7 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, File No. 0-29754)
10.6(P)   Lease Agreement for Los Angeles Facility (incorporated by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
10.7 Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
99.1 Certification Required Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2      Press Release issued February 7, 2003

(b)       Reports on Form 8-K:

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 7, 2003                  TARGET LOGISTICS, INC.
                                               Registrant


                                               /s/  Stuart Hettleman
                                         ------------------------------------
                                         President, Chief Executive Officer



                                               /s/  Philip J. Dubato
                                         ------------------------------------
                                         Vice President, Chief Financial Officer

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

Date: February 7, 2003                             /s/ Stuart Hettleman
                                          --------------------------------------
                                          Stuart Hettleman
                                          Chief Executive Officer

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


Date: February 7, 2003                             /s/ Philip J. Dubato
                                              ----------------------------------
                                              Philip J. Dubato
                                              Chief Financial Officer

                                                                    Exhibit 10.1
                                                                    ------------

                             TARGET LOGISTICS, INC.
                             1996 STOCK OPTION PLAN


          1. PURPOSE.

          The purpose of the 1996 Stock  Option Plan of Target  Logistics,  Inc.
(the "Plan") is to promote the financial interests of Target Logistics, Inc. (the "Company"), including its growth and performance, by encouraging directors, officers and employees of the Company and its subsidiaries to acquire an ownership position in the Company, enhancing the ability of the Company and its subsidiaries to attract and retain employees of outstanding ability, and providing employees with a way to acquire or increase their proprietary interest in the Company's success.

          2. SHARES SUBJECT TO THE PLAN.

          Subject  to  adjustment  as  provided  in  Section  13  hereof,  up to
1,500,000 of shares of common stock, par value $.01 per share, of the Company (the "Shares") shall be available for the grant of options under the Plan. The Shares issued under the Plan may be authorized and unissued Shares or treasury Shares, as the Company may from time to time determine. The Company shall reserve and keep available such number of Shares as will satisfy the requirements of all outstanding options granted under the Plan. Shares subject to an option that expires unexercised, that is forfeited, terminated or canceled, in whole or in part, or is paid in cash in lieu of Shares, shall thereafter again be available for grant under the Plan, provided that if such option was granted to an officer or director subject to the provisions of
Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act") who received benefits of ownership of such Shares for purposes of Section 16(b) of the Exchange Act, such Shares shall not thereafter be available for grant under the Plan to officers or directors except in accordance with the provisions of
Section 16(b) of the Exchange Act.

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

                                                                       EXHIBIT A
                                                                       ---------

                             TARGET LOGISTICS, INC.
                             1996 STOCK OPTION PLAN
                             STOCK OPTION AGREEMENT

          THIS STOCK OPTION AGREEMENT is made this ________________, 200__, by and between TARGET LOGISTICS, INC., a Delaware corporation (the "Company"), and _____________________________ (the "Optionee).

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

          3. Period of Exercise of Option. The Optionee shall be entitled to exercise the option granted hereunder to purchase Option Shares as follows:

          Exercise Date            No. of Shares        Exercise Price Per Share
          -------------            -------------        ------------------------


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


ATTEST:                                     TARGET LOGISTICS, INC.


___________________________________         By:___________________________(SEAL)



WITNESS:                                    OPTIONEE:


___________________________________         By:___________________________(SEAL)

                                                                    Exhibit 99.1
                                                                    ------------

                           CERTIFICATION PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          In connection with the Quarterly Report of Target Logistics, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company for the periods reflected therein.


Date: February 7, 2003                            /s/ Stuart Hettleman
                                          --------------------------------------
                                          Stuart Hettleman
                                          Chief Executive Officer


                                                 /s/ Philip J. Dubato
                                          --------------------------------------
                                          Philip J. Dubato
                                          Chief Financial Officer

                                                                    Exhibit 99.2
                                                                    ------------


FOR:            TARGET LOGISTICS, INC.
CONTACT:        Stuart Hettleman
                (410) 338-0127

KCSA            Joseph A. Mansi / Elizabeth Mwangi
CONTACT:        (212) 896-1205 / (212) 896-1242
                jmansi@kcsa.com / emwangi@kcsa.com
                ---------------

                                                           FOR IMMEDIATE RELEASE

                        TARGET LOGISTICS, INC. ANNOUNCES
                  FISCAL SECOND QUARTER AND SIX MONTHS RESULTS

                       Q2 Revenues Increase 34.5 Percent

BALTIMORE, Md., February 7, 2003 - Target Logistics, Inc. (OTC BB: TARG) announced today results for the second fiscal quarter and six months ended December 31, 2002.

     Operating revenues for the second quarter were $32,319,371, a 34.5 percent increase over operating revenues of $24,020,827 reported in the second quarter of fiscal 2002. The Company reported net income for the fiscal second quarter of $1,179,124, or $0.09 per basic and $0.05 per diluted share, compared with a net loss of $(77,463), or $(0.02) per basic and diluted share reported for the second quarter of fiscal 2002.

     For the fiscal six-month period ended December 31, 2002, operating revenues increased 28.2 percent to $58,402,056, compared with operating revenues of $45,543,325, reported for the same period in fiscal 2002. Net income for the six months ended December 31, 2002 was $726,415, or $0.05 per basic and $0.03 per diluted share, compared with a net loss of $(547,565), or $(0.06) per basic and diluted share for the period ended December 31, 2001.

     Net income for the second quarter and six months ended December 31, 2002 includes $1,447,699 in non-recurring reversals of accruals for expenses, accruals for contingencies and accruals for accounts payable of previously closed and sold subsidiaries.

     On a pro forma basis, net income for the second quarter of 2001 was $71,504. For the six months ended December 31, 2001 pro forma net loss was $(249,631), or $(0.03) per share. Since 2002 results are presented in accordance with a new accounting pronouncement (FASB 142) under which goodwill and certain intangibles are not amortized into results of operations, the pro forma results are presented supplementally to enhance comparison as if FASB 142 had been applied at the beginning of the prior fiscal year.

     Stuart Hettleman, President and Chief Executive Officer, said, "We are pleased with the continued growth of our operating revenues. Revenues grew 34.5 percent in the second quarter and 28.2 percent for the six months. We believe this is evidence of the success of our acquisition program and the results of the investment we have made in our sales team. Further, during the second quarter gross profit margins rose by 4.1 percent to 33.4 percent."

     Mr. Hettleman added, "With increased focus on the quality of financial reporting, we are also pleased that based on a recent independent valuation conducted for our first goodwill impairment review, it was determined that the Company's goodwill has not been impaired."

About Target Logistics, Inc.:

     Target Logistics, Inc. provides freight forwarding and logistics services through its wholly-owned subsidiary, Target Logistic Services, Inc.

                                (Tables Follow)

                             Target Logistics, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                   Three Months Ended December 31,
                                                                                2001
                                                               2002             Pro Forma (a)      2001
                                                               ----             -------------      ----

Operating revenues                                           $32,319,371     $24,020,827       $24,020,827

Cost of transportation                                        21,534,361      16,314,144        16,314,144
                                                             -----------     -----------       -----------
     Gross profit                                             10,785,010       7,706,683         7,706,683

Selling, general and administrative expenses ("SG&A"):
     SG&A - Target subsidiary (exclusive
        forwarder commissions)                                 4,979,403       3,517,351         3,517,351
     SG&A - Target subsidiary                                  5,252,007       3,772,256         3,772,256
     SG&A Corporate                                              184,963         194,451           194,451
Depreciation and amortization                                    113,694          92,361 (b)       241,328
                                                             -----------     -----------       -----------
Selling, general and administrative expenses                  10,530,067       7,576,419         7,725,386

Operating income (loss)                                          254,943         130,264           (18,703)
Other income (expense):
     Interest expense                                            (94,084)        (58,760)          (58,760)
     Other income                                            $ 1,447,699          ------            ------
                                                             -----------      ----------        ----------

Income (loss) before taxes                                     1,608,558          71,504           (77,463)
     Provision for income taxes                                  429,434          ------            ------
                                                             -----------      ----------        ----------
Net income (loss)                                            $ 1,179,124      $   71,504        $  (77,463)
                                                             ===========      ==========        ===========

Income (loss) per share attributable
   to common shareholders
       Basic                                                 $      0.09          ------        $    (0.02)
                                                             ===========      ==========        ==========
       Diluted                                               $      0.05          ------            ------
                                                             ===========      ==========        ==========

Weighted average shares outstanding:
       Basic                                                 12,179,002       11,879,002        11,879,002
                                                             ==========       ==========        ==========
       Diluted                                               21,845,657       21,545,560            ------
                                                             ==========       ==========        ==========


(a) Pro Forma. Under FASB No. 142, adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the three month periods ending December 31, 2002 and 2001, pro forma statements for the three months ending December 31, 2001 are presented supplementally as if FASB 142 has been applied for that period.

(b) Reflects the exclusion of goodwill amortization expense in the amount of $148,967 for the three months ending December 31, 2001.

                             Target Logistics, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Six Months Ended December 31,
                                                                                2001
                                                              2002              Pro Forma (a)      2001
                                                              ----              -------------      ----

Operating revenues                                          $58,402,056      $45,543,325       $45,543,325

Cost of transportation                                       39,363,383       30,709,513        30,709,513
                                                            -----------      -----------       -----------
     Gross profit                                            19,038,673       14,833,812        14,833,812

Selling, general and administrative expenses ("SG&A"):
     SG&A - Target subsidiary (Exclusive
        forwarder commissions)                                8,664,640        6,839,910         6,839,910
     SG&A - Target subsidiary                                 9,913,648        7,566,502         7,566,502
     SG&A Corporate                                             362,319          370,558           370,558
Depreciation and amortization                                   212,267          179,231(b)        477,165
                                                            -----------       ----------        ----------
Selling, general and administrative expenses                 19,152,874       14,956,201        15,254,135

Operating income (loss)                                        (114,201)        (122,389)         (420,323)
Other income (expense):
     Interest expense                                          (177,649)        (127,242)         (127,242)
     Other income                                           $ 1,447,699           ------            ------
                                                            -----------       ----------        ----------

Income (loss) before taxes                                    1,155,849         (249,631)         (547,565)
     Provision for income taxes                                 429,434           ------            ------
                                                            -----------       ----------        ----------
Net income (loss)                                           $   726,415       $ (249,631)       $ (547,565)
                                                            ===========       ==========        ==========

Income (loss) per share attributable
   to common shareholders
     Basic                                                  $      0.05       $    (0.03)       $    (0.06)
                                                            ===========       ===========       ==========
       Diluted                                              $      0.03            ------           ------
                                                            ===========       ===========       ==========

Weighted average shares outstanding:
     Basic                                                   12,179,002        11,879,002       11,879,002
                                                             ==========        ==========       ==========
     Diluted                                                 23,242,771            ------           ------
                                                             ==========        ==========       ==========

(a) Pro Forma. Under FASB No. 142, adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the six month periods ending December 31, 2002 and 2001, pro forma statements for the six months ending December 31, 2001 are presented supplementally as if FASB 142 has been applied for that period.

(b) Reflects the exclusion of goodwill amortization expense in the amount of $297,934 for the six months ending December 31, 2001.

Statements contained in this press release that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although Target Logistics believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projections.

This release and prior releases are available on the KCSA Public Relations Worldwide website at www.kcsa.com.
                     ------------