Form 10-Q
period 2003-03-31
TARGET LOGISTICS INC
filed 2003-05-14
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29754

TARGET LOGISTICS, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	11-3309110 (I.R.S. Employer Identification No.)

112 East 25th Street Baltimore, Maryland (Address of principal executive offices)	21218 (Zip Code)

Registrant’s telephone number, including area code: (410) 338-0127

Inapplicable
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes☑     No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.     Yes☐     No☑

At May 2, 2003, the number of shares outstanding of the registrant’s common stock was 12,179,002.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	June 30, 2002

	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,401,106	$4,333,015
Accounts receivable, net of allowance for doubtful accounts of $956,257 and $995,245, respectively	15,959,343	17,012,677
Deferred income taxes	786,522	694,333
Prepaid expenses and other current assets	296,381	310,543

Total current assets	20,443,352	22,350,568
PROPERTY AND EQUIPMENT, net	556,400	615,606
OTHER ASSETS	1,444,010	942,110
DEFERRED INCOME TAXES	1,667,326	2,239,667
GOODWILL, net of accumulated amortization of $3,715,106	11,239,917	11,239,917

Total assets	$35,351,005	$37,387,868

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,187,901	$5,834,820
Accrued expenses	1,535,509	1,783,136
Accrued transportation expenses	7,213,797	8,430,078
Taxes payable	81,909	64,576
Note payable to bank	6,545,145	5,993,475
Dividends payable	48,760	110,270
Lease obligation—current portion	25,667	76,982

Total current liabilities	19,638,688	22,293,337
LEASE OBLIGATION—LONG-TERM	67,848	34,002

Total liabilities	$19,706,536	$22,327,339

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized, 320,696 shares issued and outstanding	3,206,960	3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized, 12,913,953 and 12,913,953 shares issued and outstanding, respectively	129,139	129,139
Paid-in capital	24,202,248	24,202,248
Accumulated deficit	(11,249,073)	(11,833,013)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)

Total shareholders’ equity	15,644,469	15,060,529

Total liabilities and shareholders’ equity	$35,351,005	$37,387,868

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31

	2003	2002PF (a)	2002

Operating revenues	$25,657,889	$21,414,092	$21,414,092
Cost of transportation	16,721,872	14,323,881	14,323,881

Gross profit	8,936,017	7,090,211	7,090,211
Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions — Target subsidiary	3,893,077	3,062,510	3,062,510
SG&A — Target subsidiary	4,557,373	3,794,933	3,794,933
SG&A — Corporate	159,121	199,744	199,744
Depreciation and amortization	121,593	119,971 (b)	268,938

Selling, general and administrative expenses	8,731,164	7,177,158	7,326,125
Operating income (loss)	204,853	(86,947)	(235,914)
Other income (expense):
Interest expense	(86,183)	(57,308)	(57,308)
Income (loss) before income taxes	118,670	(144,255)	(293,222)
Provisions for income taxes	50,718	—	—

Net income (loss)	$67,952	$(144,255)	$(293,222)

Income (loss) per share attributable to common shareholders:
Basic:	—	$(0.02)	$(0.03)

Diluted:	—	—	—

Weighted average shares outstanding:
Basic:	12,179,002	11,879,002	11,879,002

Diluted:	19,284,660	—	—

(a)	Pro Forma. Under FASB No. 142 (see Note 3), adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the fiscal quarters ended March 31, 2003 and 2002, pro forma statements for the three months ending March 31, 2002 are presented supplementally as if FASB 142 had been applied for that period.

(b)	Reflects the exclusion of goodwill amortization expense in the amount of $148,967 for the three months ended March 31, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended March 31

	2003	2002PF (a)	2002

Operating revenues	$84,059,945	$66,957,417	$66,957,417
Cost of transportation	56,085,255	45,033,394	45,033,394

Gross profit	27,974,690	21,924,023	21,924,023
Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions — Target subsidiary	12,557,717	9,902,420	9,902,420
SG&A — Target subsidiary	14,471,021	11,361,435	11,361,435
SG&A — Corporate	521,440	570,302	570,302
Depreciation and amortization	333,860	299,202 (b)	746,103

Selling, general and administrative expenses	27,884,038	22,133,359	22,580,260
Operating income (loss)	90,652	(209,336)	(656,237)
Other income (loss):
Interest expense	(263,832)	(184,550)	(184,550)
Other Income (Note 7)	1,447,699	—	—

Income (loss) before income taxes	1,274,519	(393,886)	(840,787)
Provisions for income taxes	480,152	—	—

Net income (loss)	$794,367	$(393,886)	$(840,787)

Income (loss) per share attributable to common shareholders:
Basic:	$0.05	$(0.05)	$(0.09)

Diluted:	$0.04	—	—

Weighted average shares outstanding:
Basic:	12,179,002	11,879,002	11,879,002

Diluted:	21,942,915	—	—

(a)	Pro Forma. Under FASB No. 142 (see Note 3), adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the nine months ended March 31, 2003 and 2002, pro forma statements for the nine months ending March 31, 2002 are presented supplementally as if FASB 142 had been applied for that period.

(b)	Reflects the exclusion of goodwill amortization expense in the amount of $446,901 for the nine months ended March 31, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2002 AND THE
NINE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balance, June 30, 2001	320,696	$3,206,960	12,613,953	$126,139
Cash dividends associated with the Class A and C Preferred Stock	—	—	—	—
Common Stock issued pursuant to Subscription Agreements	—	—	300,000	3,000
Net loss	—	—	—	—

Balance, June 30, 2002	320,696	$3,206,960	12,913,953	$129,139
Cash dividends associated with the Class A and C Preferred Stock	—	—	—	—
Net income	—	—	—	—

Balance, March 31, 2003	320,696	$3,206,960	12,913,953	$129,139

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Additional	Treasury Stock
	Paid-in			Accumulated
	Capital	Shares	Amount	Deficit	Total

Balance, June 30, 2001	$23,905,248	(734,951)	$(644,805)	$(10,583,382)	$16,010,160
Cash dividends associated with the Class A and C Preferred Stock	—	—	—	(315,104)	(315,104)
Common Stock issued pursuant to Subscription Agreements	297,000	—	—	—	300,000
Net loss	—	—	—	(934,527)	(934,527)

Balance, June 30, 2002	$24,202,248	(734,951)	$(644,805)	$(11,833,013)	$15,060,529
Cash dividends associated with the Class A and C Preferred Stock	—	—	—	(210,427)	(210,427)
Net income	—	—	—	794,367	794,367

Balance, March 31, 2003	$24,202,248	(734,951)	$(644,805)	$(11,249,073)	$15,644,469

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,

	2003	2002PF (a)		2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$794,367	$(393,886	)(b)	$(840,787)
Bad debt expense	472,695	239,585		239,585
Depreciation and amortization	333,860	299,202	(b)	746,103
Decrease in deferred tax asset	480,152	—		—
Adjustments to reconcile net income (loss) to net cash used in operating activities —
Decrease (increase) in accounts receivable	580,639	(12,912)		(12,912)
Decrease in prepaid expenses and other current assets	14,162	10,786		10,786
(Increase) decrease in other assets	(260,958)	9,159		9,159
(Decrease) increase in accounts payable and accrued expenses	(3,149,635)	88,426		88,426

Net cash (used for) provided by operating activities	(734,718)	240,360		240,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and asset purchase acquisition (Note 5)	(459,455)	(772,904)		(772,904)

Net cash used for investing activities	(459,455)	(772,904)		(772,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(271,937)	(266,345)		(266,345)
Borrowing from note payable to bank	86,382,259	63,562,684		63,562,684
Repayment of note payable to bank	(85,830,589)	(64,110,740)		(64,110,740)
(Payment of) proceeds from lease obligations	(17,469)	22,141		22,141

Net cash provided by (used for) financing activities:	262,264	(792,260)		(792,260)

Net (decrease) in cash and cash equivalents	$(931,909)	$(1,324,804)		$(1,324,804)
CASH AND CASH EQUIVALENTS, beginning of the period	4,333,015	5,486,893		5,486,893

CASH AND CASH EQUIVALENTS, end of the period	$3,401,106	$4,162,089		$4,162,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$319,997	$262,210		$262,210
Income Taxes	$2,360	$800		$800

(a)	Pro Forma. Under FASB No. 142 (see Note 3), adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the nine months ended March 31, 2003 and 2002, pro forma statements for the nine months ending March 31, 2002 are presented supplementally as if FASB 142 had been applied for that period.
(b)	Reflects the exclusion of goodwill amortization expense in the amount of $446,901 for the nine months ended March 31, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 2003 and their consolidated results of operations and cash flows for the three and nine months ended March 31, 2003 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the “Company”) Form 10-K for the year ended June 30, 2002.

Note 2 — Use of Estimates

In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying the Company’s consolidated financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of NOL and tax credit carry forwards between current and long-term assets.

Note 3 — Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. Pursuant to SFAS No. 142, the Company obtained an independent valuation analysis completed during the second quarter ending December 2002. Based on the valuation, the Company determined that the goodwill was not impaired. The Company will perform an annual impairment review, with the next review to be performed within 12 months of the December 2002 review. Future impairment reviews may result in periodic write-downs ranging from zero to $11,239,917.

Note 4 — Per Share Data

Basic loss per share is calculated by dividing net loss attributable to common shareholders less preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. For the three and nine month periods ended March 31, 2002, diluted loss per share has not been presented since the inclusion of outstanding convertible preferred stock and stock options would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of March 31, 2002 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive. The following table does not include the related securities that were outstanding as of March 31, 2003, as the equivalent number of common shares are dilutive and included in the calculation of diluted earnings per share on the Statement of Operations for the three and nine months ended March 31, 2003:

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

March 31,
2002

Convertible preferred stock	10,573,384
Stock options	576,957

Antidilutive securities	11,150,341

Options to purchase 590,000 and 576,957 shares of common stock for the nine months ended March 31, 2003 and pro forma 2002, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 — Asset Purchase Acquisition

On October 13, 2002, the Company’s Target Logistic Services, Inc. subsidiary (“Target”) acquired the assets and certain liabilities of Cassady Air Transportation, Inc., a Columbus, Ohio based forwarder for a combination of an initial cash payment and an earn out structure over five years.

On February 11, 2002, the Company’s Target subsidiary acquired the assets and certain liabilities of Air America Freight Service, Inc., an Atlanta, Georgia based forwarder for a combination of an initial cash payment and an earn out structure over five years.

On November 30, 2001, the Company’s Target subsidiary acquired the assets and certain liabilities of SDS Logistics, a Newark, New Jersey based forwarder for a combination of an initial cash payment and an earn out structure over five years.

Note 6 — Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the 2003 presentation.

Note 7 — Other Income

During the Company’s fiscal years ended June 30, 1997 through 2001, the Company included reserves for accrued expenses, accounts payable and contingencies relating to subsidiaries of the Company that were either closed or sold. The Company has determined that those reserves are no longer necessary. As a result, other income of $1,447,699 has been recognized for the nine months ended March 31, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company’s current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company’s historic losses and ability to achieve profitability, (ii) the Company’s ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (iii) competitive practices in the industries in which the Company competes, (iv) the Company’s dependence on current management, (v) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company’s operations in particular, (vi) general economic conditions, and (vii) other factors which may be identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

OVERVIEW

     The Company generated operating revenues of $93.5 million, $90.1 million, and $84.1 million, and had a net loss of $0.9 million, $1.8 million, and $1.2 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. The Company had earnings or (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $340,000, ($1,424,000) and ($54,000), for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. The Company excludes all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company’s results, it is not intended to replace any presentation included in the Company’s consolidated financial statements.

     *   For the three and nine months ended March 31, 2003, the revenue of the Company’s Target subsidiary increased by 19.8% and 25.5%, respectively, when compared to the prior year’s corresponding period. Target’s gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three and nine months ended March 31, 2003 increased to 34.8% and 33.3% from 33.1% and 32.7%, respectively, for the three and nine months ended March 31, 2002. The increase is primarily due to increases in domestic gross profit margins. Management continues to believe that the Company must focus on increasing revenues and must increase gross profit margin to restore the Company to profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company’s employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

     The Company’s results for the three and nine months ending March 31, 2003 have been impacted by SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 3). Under this statement, from and after July 1, 2002, the Company may no longer amortize goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. Therefore, the results for the three and nine months ended March 31, 2003 are not comparable to the results for the three and nine months ended March 31, 2002. In order to make the operating results for the three and nine months ended March 31, 2002 more comparable to the presentation of the operating results for the three and nine months ended March 31, 2003 and make an analysis of 2003 and 2002 more meaningful, the following discussion is based on financial information for the three and nine months ending March 31, 2002 prepared on a pro forma basis as if SFAS No. 142 had been applied for that period. Please refer to the unaudited Consolidated Statements of Operations contained in this Quarterly Report for a reconciliation of the differences between the GAAP and pro forma presentations of this information.

Three Months ended March 31, 2003 and 2002 (Pro Forma)

     Operating Revenue. Operating revenue increased to $25.7 million for the three months ended March 31, 2003 from $21.4 million for the three months ended March 31, 2002, a 19.8% increase. Domestic revenue increased by 22.3% to $19,402,961 for the three months ended March 31, 2003 from $15,863,718 for the three months ended March 31, 2002, due to increased domestic freight volume. In addition, international revenue increased by 12.7% to $6,254,928 for the three months ended March 31, 2003 from $5,550,374 for the three months ended March 31, 2002, mainly due to increased international air import freight volume.

     Cost of Transportation. Cost of transportation decreased to 65.2% of operating revenue for the three month period ended March 31, 2003, from 66.9% of operating revenue for the three month period ended March 31, 2002. This decrease was primarily due to a lower cost of transportation, as a percentage of sales, on domestic freight movements.

     Gross Profit. As a result of the factors described above, gross profit for the three month period ended March 31, 2003 increased to 34.8% from 33.1% of operating revenue for the three month period ended March 31, 2002, a 5.2% increase. The increase is primarily due to increases in domestic gross profit margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 34.0% of operating revenue for the three months ended March 31, 2003 from 33.6% of operating revenue for the pro forma three months ended March 31, 2002. Within the Company’s Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.8% of operating revenue for the three months ended March 31, 2003 and 17.7% for the three months ended March 31, 2002, a 0.6% increase. This increase was primarily due to increases in (i) insurance expense which is being experienced across all industry segments, (ii) claims expense primarily due to increases in claims associated with residential deliveries within the Consumer Direct Logistics operation, (iii) rent and utilities expense resulting from increased rent in Los Angeles and rent expense associate with the new Columbus, Ohio location and (iv) selling expense resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 15.2% and 14.3% of operating revenue for the three months ended March 31, 2003 and 2002, respectively, a 6.3% increase resulting from increases in forwarder agent freight volume.

     Net Profit. For the three months ended March 31, 2003, the Company realized a net profit of $67,952, compared to a net loss of $(144,255) for the pro forma three months ended March 31, 2002.

Nine Months ended March 31, 2003 and 2002 (Pro Forma)

     Operating Revenue. Operating revenue increased to $84.0 million for the nine months ended March 31, 2003 from $67.0 million for the nine months ended March 31, 2002, a 25.5% increase. Domestic revenue increased by 26.8% to $62,598,147 for the nine months ended March 31, 2003 from $49,363,271 for the nine months ended March 31, 2002, due to increased domestic freight volume. In addition, international revenue increased by 22.0% to $21,461,798 for the nine months ended March 31, 2003 from $17,594,146 for the nine months ended March 31, 2002, mainly due to increased international air import freight volume.

     Cost of Transportation. Cost of transportation decreased to 66.7% of operating revenue for the nine month period ended March 31, 2003 from 67.3% of operating revenue for the nine month period ended March 31, 2002. This decrease was primarily due to a lower cost of transportation, as a percentage of sales, on domestic freight movements.

     Gross Profit. As a result of the factors described above, gross profit for the nine month period ended March 31, 2003 increased to 33.3% from 32.7% of operating revenue for the nine month period ended March 31, 2002, a 1.9% increase. This increase is primarily due to increases in domestic gross profit margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 33.2% of operating revenue for the nine months ended March 31, 2003 from 33.1% of operating revenue for the pro forma nine months ended March 31, 2002. Within the Company’s Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.2% of operating revenue for the nine months ended March 31, 2003 and 17.0% for the nine months ended March 31, 2002, a 1.2% increase. This increase was due to increases in (i) insurance expense which is being experienced across all industry segments, (ii) temporary labor purchased from third parties primarily due to increased volume within the Target subsidiary’s Consumer Direct Logistics operation, (iii) bad debt expense primarily a result of an increase in the over ninety day amounts outstanding, (iv) claims expense primarily due to increases in claims associated with residential deliveries within the Consumer Direct Logistics operation, and (v) selling expense resulting from increases in the number of sales personnel employed by Target. Exclusive forwarder commission expense was 14.9% and 14.8% of operating revenue for the nine months ended March 31, 2003 and 2002, respectively, a 0.7% increase resulting from increases in forwarder agent freight volume.

     Other Income. Other income of $1,447,699 for the nine months ended March 31, 2003 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

     Net Profit. For the nine months ended March 31, 2003, the Company realized a net profit of $794,367, compared to a net loss of ($393,886) for the pro forma nine months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     General. During the nine months ended March 31, 2003, net cash used in operating activities was $734,718. Cash used in investing activities was $459,455, representing capital expenditures and asset purchase acquisitions. Cash provided by financing activities was $262,264, which primarily consisted of borrowings under the Company’s accounts receivable financing facility.

     Capital expenditures. Capital expenditures for the nine months ended March 31, 2003 were $459,455, representing capital expenditures and asset purchase acquisitions.

     *   GMAC Facility. The Company’s Target subsidiary maintains a $10 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Credit LLC (“GMAC”), guaranteed by the Company. The interest rate of the GMAC Facility is prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0%, and after September 20, 2002 cannot be less than 5.0%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of March 31, 2003, there were outstanding borrowings of $6,545,145 under the GMAC Facility (which represented 88% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $7,484,724. The GMAC Facility expires on January 14, 2005. The Company entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and on September 20, 2002 for an additional two-year term.

     *   Working Capital Requirements. Cash needs of the Company are currently met by the Company’s accounts receivable financing facility and cash on hand. As of March 31, 2003, the Company had $939,579 available under its $10 million accounts receivable financing facility and $3,401,106 in cash from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short terms. However, the Company’s actual working capital needs for the long and short terms will depend upon numerous factors, including the Company’s operating results, the cost of increasing the Company’s sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

     During the Company’s fiscal years ended June 30, 1997 through 2001, the Company included reserves for accrued expenses, accounts payable and contingencies relating to subsidiaries of the Company that were either closed or sold. Following discussions with the Company’s Audit Committee, independent auditors and Company counsel, the Company determined that those reserves were no longer necessary. As a result, during the nine month period ending March 31, 2003 the Company recognized $1,447,699 of other income. Had the Company not made the adjustment during the nine month period ended March 31, 2003, the Company would have reported a net loss before taxes of $173,180 for the nine month period.

     The Company’s balance sheet includes an asset in the amount of $11,239,917 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The Company obtained an independent valuation analysis completed during the second quarter ending December 2002, and based on the valuation, the Company determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,239,917, and the Company’s financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     Based on the evaluation of the Company’s disclosure controls and procedures by Stuart Hettleman, the Company’s Chief Executive Officer, and Philip J. Dubato, the Company’s Chief Financial Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit No.

3.1	Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)

3.2	By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998, File No. 0-29754)

4.1	Certificate of Designations with respect to the Registrant’s Class A Preferred Stock (contained in Exhibit 3.1)

4.2	Certificate of Designations with respect to the Registrant’s Class B Preferred Stock (contained in Exhibit 3.1)

4.3	Certificate of Designations with respect to the Registrant’s Class C Preferred Stock (contained in Exhibit 3.1)

4.4	Certificate of Designations with respect to the Registrant’s Class D Preferred Stock (contained in Exhibit 3.1)

4.5	Certificate of Designations with respect to the Registrant’s Class E Preferred Stock (contained in Exhibit 3.1)

10.1	1996 Stock Option Plan

10.2	Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant (“GMAC Facility Agreement”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 1999, File No. 0-29754)

10.3	Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, File No. 0-29754)

10.4	Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)

10.5	Amendment to GMAC Facility Agreement, dated February 12, 2003

10.6	Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits 10.5, 10.6 and 10.7 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, File No. 0-29754)

10.7(P)	Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)

10.8	Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)

99.1	Rule 15d-14(a) Certification of Chief Executive Officer

99.2	Rule 15d-14(a) Certification of Chief Financial Officer

99.3	Section 1350 Certifications

99.4	Press Release issued May 14, 2003

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2003	TARGET LOGISTICS, INC. Registrant

/s/ Stuart Hettleman

President, Chief Executive Officer

/s/ Philip J. Dubato

Vice President, Chief Financial Officer