Form 10-K
period 2003-06-30
TARGET LOGISTICS INC
filed 2003-09-29
CIK 1009480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

                         Commission file number: 0-29754

                             TARGET LOGISTICS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           11-3309110
---------------------------------                       ------------------------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification No.)

500 Harborview Drive, Third Floor, Baltimore, Maryland          21218
------------------------------------------------------  ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (410) 332-1598

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                         Name of Each Exchange on Which Registered
--------------                         -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act. Yes      No X
                                               ---    ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 2003 was $1,103,252.

The number of shares of common stock outstanding as of September 23, 2003 was 12,179,002

                       DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 2003 Annual Meeting of Shareholders (to be filed).

                             TARGET LOGISTICS, INC.
                        2003 ANNUAL REPORT ON FORM 10-K

                               Table of Contents
                               -----------------

                                                                           Page
                                                                           ----

                                     PART I

Item 1.     Business                                                          3
Item 2.     Properties                                                        5
Item 3.     Legal Proceedings                                                 5
Item 4.     Submission of Matters to a Vote of Security Holders               5

            Executive Officers of the Registrant                              6


                                    PART II

Item 5.    Market for Registrant's Common Equity and
             Related Stockholder Matters                                      7
Item 6.    Selected Financial Data                                            8
Item 7.    Management's Discussion and Analysis of Financial
             Conditions and Results of Operations                             8
Item 7A.   Quantitative And Qualitative Disclosures About Market Risk        13
Item 8.    Financial Statements and Supplementary Data                       13
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosures                         13
Item 9A.   Controls and Procedures                                           14


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                15
Item 11.   Executive Compensation                                            15
Item 12.   Security Ownership of Certain Beneficial Owners and Management    15
Item 13.   Certain Relationships and Related Transactions                    15
Item 14.   Principal Accountant Fees and Services                            15


                                    PART IV

Item 15.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                             16

           Signatures                                                        18

                                     PART I
                                     ------


ITEM 1. BUSINESS
        --------

Background
----------

     Target Logistics, Inc. ("Company") provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Logistic Services, Inc. ("Target"). The Company has a network of offices in 36 cities throughout the United States. The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970.

Description of Business
-----------------------

     The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shipper's location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds and generally requiring second-day delivery. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 36 cities throughout the United States, including exclusive agency relationships in 23 cities. The Company has international freight forwarding operations consisting of strategic relationships in over 20 countries. The Company has developed several niches including fashion services, consumer direct logistics of oversized freight, the distribution of materials for the entertainment industry, and an expertise in material supply logistics to manufacturing concerns.

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

     International Operations. The Company's international operations consist of air and ocean freight movements imported to and exported from the Company's Target subsidiary's network of offices in the United States. During the fiscal year ended June 30, 2003, the Company's international freight forwarding accounted for 26.3% of the Company's operating revenue.

Customers and Marketing
-----------------------

     The Company's principal customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, computer software and wearing apparel. As of June 30, 2003, the Company had approximately 3,500 accounts.

     The Company markets its services through an organization of approximately 30 full-time salespersons and 44 independent sales agents supported by the sales efforts of senior management, and the operations staff in the Company's offices. The Company strongly promotes team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. The Company staffs each office with operational employees to provide support for the sales team, develop frequent contact with the customer's traffic department, and maintain customer service. The Company believes that it is important to maintain frequent contact with its customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

     The Company has and continues to develop expertise in several niches: fashion, entertainment and media and consumer direct logistics. The Company's fashion services division targets chain retail and department store customers and provides specific expertise in handling fashion-related shipments. The fashion services division specializes in the movement of wearing apparel from manufacturing vendors to their department store customers located throughout the United States. The Company's Entertainment Media Logistics (EML) service provides logistic solutions to the film, entertainment and broadcast industries. Until the end of the fiscal year, the Company's Consumer Direct Logistics (CDL) operation specialized in oversize and/or heavy weight shipments primarily from manufacturers and catalogue sales distribution centers moving direct to the residential consumer. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" for further discussion of the Company's CDL operation.)

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

     There is intense competition within the freight forwarding industry. While the industry is highly fragmented, the Company most often competes with a relatively small number of forwarders who have nationwide networks and the capability to provide a full range of services similar to those offered by the Company. These include EGL, Inc., Pilot Air Freight, Inc., SEKO Worldwide and Stonepath Group, Inc. There is also competition from passenger and cargo air carriers and trucking companies. On the international side of the business, the Company competes with forwarders that have a predominantly international focus, such as Exel plc, DHL and Kuehne Nagal International. All of these companies, as well as many other competitors, have substantially greater facilities, resources and financial capabilities than those of the Company. The Company also faces competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members' shipments to obtain lower freight rates from carriers.

Employees
---------

     The Company and its subsidiaries had approximately 201 full-time employees as of June 30, 2003. None of the Company's employees are currently covered by a collective bargaining agreement. The Company has experienced no work stoppages and considers its relations with its employees to be good.

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


ITEM 2.  PROPERTIES
         ----------

     As of June 30, 2003, the Company leased terminal facilities consisting of office and warehouse space in 13 cities located in the United States, and also utilized 23 offices operated by exclusive agents. The Company's facilities range in size from approximately 1,000 square feet to approximately 100,000 square feet and consist of offices and warehouses with loading bays. All of such properties are leased from third parties. The Company's headquarters are located in Baltimore, Maryland, and Target's headquarters are located in Los Angeles, California, and consists of approximately 100,000 square feet of floor space leased pursuant to the terms of a lease which expires in July 2005. Management believes that its current facilities are more than sufficient for its planned growth.

The Company has an additional 12 terminal facilities in the following locations:

           Atlanta, Georgia                   Houston, Texas
           Charlotte, North Carolina          Memphis, Tennessee
           Chicago, Illinois                  Miami, Florida
           Columbus, Ohio                     Newark, New Jersey
           Dallas, Texas                      New York, New York
           Greensboro, North Carolina         Seattle, Washington


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     As  previously  reported,  on October 12,  2000,  Pilot Air  Freight  Corp.
("Pilot"), a major competitor of Target, sued Target in the United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-5190, with respect to the termination by a former Pilot freight forwarder of its relationship with Pilot and entering into an exclusive forwarder relationship with Target. Pilot alleged, among other things, intentional interference with contract, tortious interference with business relations, violation of section 43(a) of the Lanham Act, violation of Pennsylvania state statutes concerning stored electronic communications, and misappropriation of trade secrets. Pilot sought an amount "in excess of $100,000" in damages, punitive damages, and an injunction against Target requiring it to cease competing in the Hartford, Connecticut market for six months. During subsequent discovery proceedings, Pilot claimed that its damages exceed $3 million. In February, 2003, Target settled all of Pilot's claims against Target for $50,000.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

     The following is a listing of the executive officers of the Company as of June 30, 2003. There are no family relationships between any Directors and Officers of the Company.

NAME                            AGE       POSITION

Stuart Hettleman............     53      President and Chief Executive
                                         Officer

Philip J. Dubato............     47      Vice President, Chief Financial
                                         Officer and Secretary

Christopher Coppersmith.....     53      President and Chief Executive Officer,
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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

     The Company's common stock, $.01 par value (the "Common Stock") trades on the Over-The-Counter (OTC) market under the symbol TARG.

     The following table shows the high and low sales prices of the Common Stock for each of the quarters during the fiscal years indicated, as available through the OTC market. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. There have been no dividends declared.


         Fiscal Year Ended June 30, 2003

         First Quarter                          High              $0.30
                                                Low               $0.13

         Second Quarter                         High              $0.40
                                                Low               $0.12

         Third Quarter                          High              $0.47
                                                Low               $0.16

         Fourth Quarter                         High              $0.75
                                                Low               $0.23
         Fiscal Year Ended June 30, 2002

         First Quarter                          High              $0.39
                                                Low               $0.14

         Second Quarter                         High              $0.32
                                                Low               $0.11

         Third Quarter                          High              $0.34
                                                Low               $0.12

         Fourth Quarter                         High              $0.45
                                                Low               $0.14



     On September 23, 2003 there were 582 shareholders of record of the Company's Common Stock. The closing price of the Common Stock on that date was $0.26 per share.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

                             TARGET LOGISTICS, INC.
                      (in thousands, except per share data)


                                                                    Year Ended June 30,
                                                  ---------------------------------------------------------
                                                     2003        2002        2001        2000        1999
Statement  of Operations Data:
    Operating revenue                             $113,381    $ 93,484    $ 90,143    $ 84,088    $ 51,720
    Cost of transportation                          75,773      63,174      60,912      56,949      34,790
                                                  --------    --------    --------    --------    --------
    Gross profit                                    37,608      30,310      29,231      27,139      16,930
    Selling, general & administrative expenses
                                                    36,941      29,969      30,655      27,194      20,471
    Depreciation and Amortization                      428       1,017         897         989         833
                                                  --------    --------    --------    --------    --------
    Operating income (loss)                       $    239    $   (676)   $ (2,321)   $ (1,044)   $ (4,374)
    Other Income                                     1,448           -           -           -         119
    Gain on sale of subsidiary                           -           -           -           -      24,832
    Net income (loss)                             $    840    $   (935)   $ (1,772)   $ (1,197)   $ 14,016
    Net income (loss) per common share            $   0.04    $  (0.10)   $  (0.18)   $   0.14)   $   1.63

Balance Sheet Data:
    Total assets                                  $ 37,191    $ 37,388    $ 36,484    $ 36,669    $ 34,932
    Working capital (deficit)                          863          57         336       4,535       5,567
    Current liabilities                             21,551      22,293      20,440      18,474      15,251
    Long-term indebtedness                              61          34          34          92          24
    Shareholders' equity                          $ 15,579    $ 15,061    $ 16,010    $ 18,102    $ 19,657



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------------------

     This Annual Report on Form 10-K contains certain forward-looking statements reflecting the Company's current expectations with respect to its operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting the Company's best judgment based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company's historic losses and ability to maintain operating profitability, (ii) the Company's ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (iii) competitive practices in the industries in which the Company competes, (iv) the Company's dependence on current management, (v) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company's operations in particular, (vi) general economic conditions, and (vii) other factors which may be identified from time to time in the Company's Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements. Forward-looking statements are preceded by an asterisk (*).

Overview
--------

     The Company generated operating revenues of $113.4 million, $93.5 million, and $90.1 million, and had a net profit of $0.8 million, a net loss of $0.9 million, and a net loss of $1.8 million for the fiscal years ended June 30, 2003, 2002, and 2001, respectively.

     The Company had earnings or (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $2,114,530, $340,000, and ($1,424,000), for the fiscal years ended June 30, 2003, 2002, and 2001 respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. The Company excludes all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company's results, it is not intended to replace any presentation included in the Company's consolidated financial statements.

     * For the fiscal year ended June 30, 2003, the revenue of the Company's Target subsidiary increased by 21.3% when compared to the fiscal year ended June 30, 2002. Target's gross profit margin (i.e., gross operating revenue less cost of transportation expressed as a percentage of gross operating revenue) increased to 33.2% for the fiscal year ended June 30, 2003 from 32.4% for the fiscal year ended June 30, 2002. This increase is primarily due to increases in domestic gross profit margins. Management continues to believe that the Company must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company's employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

     * During the fourth quarter ended June 30, 2003, Target greatly reduced its CDL operation in response to Target's decision not to lower its charges to retain a principal customer of the CDL services. The CDL service was a self-contained operation with dedicated overhead expenses which will be significantly reduced as a result of the reduction in the CDL operation. Management believes that Target is positioned to increase revenue from its other services to significantly offset the loss of revenue from the CDL operation. Accordingly, management believes that the reduction in the CDL operation will not have a material adverse impact on the Company's operating results.

     The Company's results for the year ended June 30, 2003 have been impacted by SFAS No. 142, "Goodwill and Other Intangible Assets" (see Note 3). Under this statement, from and after July 1, 2002, the Company may no longer amortize goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. Therefore, the results for the year ended June 30, 2003 are not comparable to the results for the year ended June 30, 2002. In order to make the operating results for the year ended June 30, 2002 more comparable to the presentation of the operating results for the year ended June 30, 2003 and make an analysis of 2003 and 2002 more meaningful, the following discussion is based on financial information for the year ended June 30, 2002 prepared on a pro forma basis as if SFAS No. 142 had been applied for that period. Please refer to the Consolidated Statements of Operations contained in this Annual Report for a reconciliation of the differences between the GAAP and pro forma presentations of this information.

Results of Operations
---------------------

Years ended June 30, 2003 and 2002

     Operating Revenue. Operating revenue increased to $113.4 million for the year ended June 30, 2003 from $93.5 million for the year ended June 30, 2002, a 21.3% increase. Domestic revenue increased by 20.0% to $83,610,134 for the year ended June 30, 2003 from $69,652,711 for the year ended June 30, 2002, due to increased domestic freight volume. In addition, international revenue increased by 24.9% to $29,771,065 for the year ended June 30, 2003 from $23,831,028 for the year ended June 30, 2002, mainly due to increased international air import and export freight volume.

     Cost of Transportation. Cost of transportation decreased to 66.8% of operating revenue for the year ended June 30, 2003 from 67.6% of operating revenue for the year ended June 30, 2002. This decrease was primarily due to a lower cost of transportation, as a percentage of sales, on domestic freight movements.

     Gross Profit. As a result of the factors described above, gross profit for the year ended June 30, 2003 increased to 33.2% from 32.4% of operating revenue for the year ended June 30, 2002, a 2.5% increase. This increase is primarily due to increases in domestic gross profit margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 33.0% of operating revenue for the year ended June 30, 2003 from 32.5% of operating revenue for the pro forma year ended June 30, 2002. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.3% of operating revenue for the year ended June 30, 2003 and 16.7% for the year ended June 30, 2002, a 3.6% increase. This increase was primarily due to expenses incurred at Target's new Columbus, Ohio terminal (see "Liquidity and Capital Resources - Asset Purchase Acquisitions", below). Exclusive forwarder commission expense was 14.6% of operating revenue for each of the years ended June 30, 2003 and 2002.

     Other Income. Other income of $1,447,699 for the year ended June 30, 2003 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

     Net Profit. For the year ended June 30, 2003, the Company realized a net profit of $839,500, compared to a net loss of ($338,659) for the pro forma year ended June 30, 2002.

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

Liquidity and Capital Resources
-------------------------------

     General. During the year ended June 30, 2003, net cash used in operating activities was $945,185. Cash used in investing activities was $506,102 representing capital expenditures and asset purchase acquisitions. Cash provided by financing activities was $1,117,317, which primarily consisted of borrowings under the Company's accounts receivable financing facility.

     Capital expenditures. Capital expenditures for the fiscal year ended June 30, 2003 were $506,102, representing capital expenditures and asset purchase acquisitions.

     GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interest rate of the GMAC Facility is prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0% and after September 20, 2002 cannot be less than 5.0%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of June 30, 2003, there were outstanding borrowings of $7,455,199 under the GMAC Facility (which represented 80% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $9,357,165. The GMAC Facility expires on January 14, 2005. The Company entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and most recently for an additional two-year term.

     * Asset Purchase Acquisitions. On November 30, 2001, February 11, 2002, and October 13, 2002, the Company's Target subsidiary acquired the assets and certain liabilities of SDS Logistics, a Newark, New Jersey based forwarder, Air America Freight Service, Inc., an Atlanta, Georgia based forwarder, and Cassady Air Transportation, Inc., a Columbus, Ohio based forwarder, respectively, in each instance for a combination of an initial cash payment and an earn out structure over five years. The earn-out structures are strictly dependent on future profits achieved at the location acquired, and the Company has no minimum commitment or obligation. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

     * Working Capital Requirements. Cash needs of the Company are currently met by the Company's accounts receivable financing facility and cash on hand. As of June 30, 2003, the Company had $1,901,966 available under its $10 million accounts receivable financing facility and approximately $3,999,045 in cash from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short terms. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, and, competition, none of which can be predicted with certainty.

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

     During the Company's fiscal years ended June 30, 1997 through 2001, the Company included reserves for accrued expenses, accounts payable and contingencies relating to subsidiaries of the Company that were either closed or sold. Following discussions with the Company's Audit Committee, independent auditors and Company counsel, the Company determined that those reserves were no longer necessary. As a result, during the fiscal year ended June 30, 2003, the Company recognized $1,447,699 of other income. Had the Company not made the adjustment during the fiscal year ended June 30, 2003, the Company would have reported a net loss before taxes of $103,790 for the fiscal year.

     The Company's balance sheet includes an asset in the amount of $11,239,917 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The Company obtained an independent valuation analysis completed during the second quarter ended December 31, 2002, and based on the valuation, the Company determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,239,917, and the Company's financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company's Notes to the audited Consolidated Financial Statements contained in this Annual Report.

New Accounting Pronouncements
-----------------------------

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of FASB 123 and Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Amendments to SFAS 123 related to the transition and annual disclosures are effective for fiscal year ending after December 15, 2002. Amendments to disclosure requirements of APB Opinion 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 will have a material impact on its financial position, results of operations or cash flows.

     In November 2002, FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 has not had a material impact on the Company's financial position, results of operations or cash flows.

     In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 changed the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 has not had a material impact on the Company's financial position or results of operations.

     In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective for contracts entered into or modified after June 30, 2003. This Statement amends Statement 133 for decisions made (i) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (ii) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

     The Company's principal financial instrument is long-term debt under the GMAC Facility which provides for interest at the prime rate plus 1% with a minimum interest rate of 6.0% prior to September 20, 2002, and a minimum interest rate of 5.0% after September 20, 2002. The Company is affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable by the Company under the GMAC Facility. A significant rise in the prime rate could materially adversely affect the Company's business, financial condition and results of operations. At June 30, 2003, an aggregate principal amount of $7,455,199 was outstanding under the GMAC Facility bearing interest at an annual rate of 5.0%. If principal amounts outstanding under the Company's credit facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, the Company would pay or save, respectively, an additional $37,226 in interest in that year. The Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

     The financial statements and supplementary data required by this Item 8 are included in the Company's Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
         -----------------------------------------------------------------------

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

     During the two most recent fiscal years of the Company ended June 30, 2002, and the subsequent interim period through April 18, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports.

     None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the two most recent fiscal years of the Company ended June 30, 2002 or within the interim period through April 18, 2002.

     The audit reports of Arthur Andersen on the consolidated financial statements of the Company as of and for the fiscal years ended June 30, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. A letter from Arthur Andersen was attached as Exhibit 16.1 to the Form 8-K filing.

     During the two most recent fiscal years of the Company ended June 30, 2002, and the subsequent interim period through April 18, 2002, neither the Company nor any of its subsidiaries consulted with Stonefield Josephson regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.


ITEM 9A. CONTROLS AND PROCEDURES
         -----------------------

     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

     The information with respect to the identity and business experience of the directors of the Company and their remuneration in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2003 Annual Meeting of Shareholders, is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2003 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          ----------------------------------------------------------------------

     Equity   Compensation  Plan  Information.   The  following  table  provides
information, as of June 30, 2003, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

Plan Category                        Number of securities     Weighted-average exercise      Number of securities
                                       to be issued upon        price of outstanding        remaining available for
                                          exercise of           options, warrants and        future issuance under
                                     outstanding options,              rights              equity compensation plans
                                      warrants and rights                                    (excluding securities
                                                                                           reflected in column (a))

                                              (a)                         (b)                         (c)

Equity compensation plans
approved by security holders               596,957*                     $1.22                       910,000

Equity compensation plans not
approved by security holders                     0                          0                             0

              Total                        596,957*                     $1.22                       910,000


     * Of this amount, 590,000 shares are issuable pursuant to options granted under the Company's 1996 Stock Option Plan, and 6,957 shares are issuable pursuant to options otherwise granted prior to the Company's initial public offering in 1996.

     The balance of the information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2003 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2003 Annual Meeting of Shareholders.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
         --------------------------------------

     The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be issued in conjunction with the 2003 Annual Meeting of Shareholders.

                                     PART IV


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8 - K
         -----------------------------------------------------------------

(a)  1.  Financial Statements
         --------------------
                                                                           Page
                                                                           ----
Report of Independent Public Accountants                                    F-1
Report of Independent Public Accountants                                    F-2
Consolidated Balance Sheets as of June 30, 2003 and 2002                    F-3
Consolidated Statements of Operations for the Years Ended
 June 30, 2003, 2002, and 2001                                              F-4
Consolidated Statements of Shareholders' Equity for the Years Ended
 June 30, 2003, 2002, and 2001                                              F-5
Consolidated Statements of Cash Flows for the Years Ended
 June 30, 2003, 2002, and 2001                                              F-6
Notes to Consolidated Financial Statements                                  F-8

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

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K
       -----------------------------------------------------------

Exhibit No.
-----------

3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2       By-Laws  of  Registrant,  as amended  (incorporated  by  reference  to
          Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)
4.1 Warrant Agent Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-1, Registration No. 333-03613)
4.2 Form of Amendment No. 1 to Warrant Agent Agreement dated June 13, 1997 (incorporated by reference to Exhibit 4.7 to the Registrant's Registration Statement on Form S-1, Registration No. 333-30351)
4.3 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.6 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.7 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended march 31, 2003, File No. 0-29754)
10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC, as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999, File No. 0-29754)
10.3 Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000, File No. 0-29754)

10.4 Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, File No. 0-29754)
10.5 Amendment to GMAC Facility Agreement, dated February 12, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.6 Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits 10.5, 10.6 and 10.7 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, File No. 0-29754)
10.7 Addendum to Employment Agreement dated June 30, 2003 between the Registrant and Stuart Hettleman
10.8(P) Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
10.9 Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
23        Consent of Stonefield Josephson, Inc.
31.1      Rule 15d-14(a) Certification of Chief Executive Officer
31.2      Rule 15d-14(a) Certification of Chief Financial Officer
32.1      Section 1350 Certifications
99.1      Press Release issued September 26, 2003

(b)     Reports on Form 8-K
        -------------------

        None.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                            TARGET LOGISTICS, INC.



Date:  September 26, 2003                   By:    /s/ Stuart Hettleman
                                               ---------------------------------
                                               Stuart Hettleman
                                               President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                          Date
---------                             -----                          ----


/s/ Stuart Hettleman           President, Chief Executive     September 26, 2003
---------------------------    Officer and Director
Stuart Hettleman


/s/ Michael Barsa              Director                       September 26, 2003
---------------------------
Michael Barsa


/s/ Brian K. Coventry          Director                       September 26, 2003
---------------------------
Brian K. Coventry


/s/ Christopher Coppersmith    Director                       September 26, 2003
---------------------------
Christopher Coppersmith


/s/ Philip J. Dubato           Vice President, Chief          September 26, 2003
---------------------------    Financial Officer,
Philip J. Dubato               Principal Accounting Officer
                               and Director

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



The Board of Directors
Target Logistics, Inc.
Baltimore, Maryland

We have audited the consolidated balance sheet of Target Logistics, Inc. (a Delaware corporation) and subsidiaries, as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Target Logistics, Inc. and subsidiaries, as of June 30, 2003 and 2002, and the results of their consolidated operations and their consolidated cash flows for the years ended June 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


STONEFIELD JOSEPHSON, INC.

Santa Monica, California
September 5, 2003

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

     We could not obtain permission of Andersen to the inclusion in this Annual Report on Form 10-K of their Report of Independent Public Accountants, above. Accordingly, the above Report of Independent Public Accountants is merely reproduced from the Company's Annual Report on Form 10-K for the year ended June 30, 2002 (although the consolidated balance sheet as of June 30, 2000, and the consolidated statements of operations, shareholders' equity and cash flows for the year ended June 30, 1999 referred to in that report are not included herein) and does not include the manual signature of Andersen.

     Because Andersen has not consented to the inclusion of its report in this Annual Report, it may be more difficult to seek remedies against Andersen and the ability to seek relief against Andersen may be impaired.

                             TARGET LOGISTICS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                       June 30, 2003      June 30, 2002
                                                                                  -------------      -------------
CURRENT ASSETS:
Cash and cash equivalents                                                          $ 3,999,045        $ 4,333,015
Accounts receivable, net of allowance for doubtful accounts of
   $882,132 and $995,245, respectively                                              17,600,722         17,012,677
Deferred income taxes                                                                  668,000            694,333
Prepaid expenses and other current assets                                              146,329
                                                                                   -----------
                                                                                                          310,543
                                 Total current assets                               22,414,096         22,350,568
PROPERTY AND EQUIPMENT, NET                                                            508,876            615,606
OTHER ASSETS                                                                         1,266,772            942,110
DEFERRED INCOME TAXES                                                                1,761,591          2,239,667
GOODWILL, net of accumulated amortization of $3,715,106
   and $3,715,106, respectively                                                     11,239,917         11,239,917
                                                                                   -----------        -----------
                                 Total assets                                      $37,191,252        $37,387,868
                                                                                   ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                   $ 3,890,138        $ 5,834,820
Accrued expenses                                                                     1,724,643          1,783,136
Accrued transportation expenses                                                      8,262,487          8,430,078
Note payable to bank                                                                 7,455,199          5,993,475
Dividends payable                                                                      110,270            110,270
Taxes payable                                                                           81,909             64,576
Lease obligation - current portion                                                      26,144             76,982
                                                                                   -----------        -----------
                                 Total current liabilities                          21,550,790         22,293,337
LEASE OBLIGATION -- LONG TERM                                                           61,130             34,002
                                                                                   -----------        -----------
                                 Total liabilities                                 $21,611,920        $22,327,339
                                                                                   -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized,
   320,696 shares issued and outstanding                                             3,206,960          3,206,960
Common Stock, $.01 par value; 30,000,000 shares authorized,
   12,913,953 and 12,913,953 shares issued and outstanding, respectively               129,139            129,139
Paid-in capital                                                                     24,202,248         24,202,248
Accumulated deficit                                                                (11,314,210)       (11,833,013)
Less:  Treasury stock, 734,951 shares held at cost                                    (644,805)          (644,805)
                                 Total shareholders' equity                         15,579,332         15,060,529
                                                                                   -----------        -----------
                                 Total liabilities and shareholders' equity        $37,191,252        $37,387,868
                                                                                   ===========        ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             TARGET LOGISTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year Ended                     Year Ended
                                                      Year Ended     June 30, 2002    Year Ended    June 30, 2001     Year Ended
                                                     June 30, 2003     Pro Forma*    June 30, 2002    Pro Forma*    June 30, 2001
                                                     -------------   -------------   -------------  -------------   -------------

OPERATING REVENUES:                                  $113,381,199     $93,483,739     $93,483,739    $90,143,202     $90,143,202

COST OF TRANSPORTATION:                                75,773,354      63,173,982      63,173,982     60,912,272      60,912,272
                                                     ------------     -----------     -----------    -----------     -----------

GROSS PROFIT:                                          37,607,845      30,309,757      30,309,757     29,230,930      29,230,930
                                                     ------------     -----------     -----------    -----------     -----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
("SG&A"):
SG&A - Target subsidiary                               19,654,757      15,600,538      15,600,538     15,025,467      15,025,467
SG&A - Target subsidiary
(Exclusive forwarder commissions)                      16,502,352      13,620,593      13,620,593     14,802,994      14,802,994
SG&A - Corporate                                          783,905         748,411         748,411        826,886         826,886
Depreciation and amortization                             428,031       420,819**        1,016,687     300,742**         896,610
                                                     ------------     -----------     -----------    -----------     -----------
  Selling, general and administrative expenses         37,369,045      30,390,361      30,986,229     30,956,089      31,551,957
                                                     ------------     -----------     -----------    -----------     -----------

Operating income (loss)                                   238,800         (80,604)       (676,472)    (1,725,159)     (2,321,027)

OTHER INCOME (EXPENSE):
Interest (expense)                                       (342,590)       (258,055)       (258,055)      (228,451)       (228,451)
Other income                                            1,447,699               -               -              -               -
                                                     ------------     -----------     -----------    -----------     -----------


Income (loss) before income taxes                       1,343,909        (338,659)       (934,527)    (1,953,610)     (2,549,478)
Provision (benefit) for income taxes                      504,409               -               -      ( 777,895)      ( 777,895)
                                                     ------------     -----------     -----------    -----------     -----------
Net income (loss)                                    $    839,500     $  (338,659)    $  (934,527)   $(1,175,715)    $(1,771,583)
                                                     ============     ===========     ===========    ===========     ===========

Income (loss) per share attributable to common
shareholders:
     Basic                                                  $0.04          ($0.05)         ($0.10)        ($0.13)         ($0.18)
                                                            =====          ======          ======         ======          ======
     Diluted                                                $0.04               -               -              -               -
                                                            =====          ======          ======         ======          ======

Weighted average shares outstanding:
     Basic                                             12,179,002      11,953,797      11,953,797     11,879,002      11,879,002
                                                       ==========      ==========      ==========     ==========      ==========
     Diluted                                           20,673,589               -               -              -               -
                                                       ==========      ==========      ==========     ==========      ==========



*    Pro Forma.  Under FASB No. 142 (see Note 3), adopted by the Company on July
     1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the years ended June 30, 2003, 2002, and 2001, pro forma statements for the years ended June 30, 2002 and 2001 are presented supplementally as if FASB 142 had been applied for that period.

** Reflects the exclusion of goodwill amortization expense in the amount of $595,868 for the years ended June 30, 2002 and 2001.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                             TARGET LOGISTICS, INC.
                                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                FOR THE YEARS ENDED JUNE 30, 2003, 2002 AND 2001



                               Preferred Stock        Common Stock      Additional    Treasury Stock
                               ---------------        ------------        Paid-In     --------------       Accumulated
                             Shares      Amount     Shares     Amount     Capital    Shares    Amount        Deficit       Total
                             ------      ------     ------     ------     -------    ------    ------        -------       -----

Balance, June 30, 2000       320,696  $3,206,960  12,613,953  $126,139  $23,905,248 (734,951) $(644,805)  $(8,491,375) $18,102,167

Cash dividends associated
  with the Class A and C
  Preferred Stock                  -           -           -         -            -        -          -      (320,424)    (320,424)

Net loss                           -           -           -         -            -        - (1,771,583)   (1,771,583)
                             -------  ----------  ----------  --------  ----------- -------- ----------  ------------  -----------

Balance, June 30, 2001       320,696  $3,206,960  12,613,953  $126,139  $23,905,248 (734,951) $(644,805) $(10,583,382) $16,010,160

Cash dividends associated
 with the Class A and C
 Preferred Stock                   -           -           -         -           -         -          -      (315,104)    (315,104)

  Common Stock issued
  pursuant to
  Subscription Agreements          -          -      300,000     3,000     297,000         -          -             -      300,000

Net loss                           -          -            -         -           -         -          -      (934,527)    (934,527)
                             -------  ----------  ----------  --------  ----------- -------- ----------  ------------  -----------

Balance, June 30, 2002       320,696  $3,206,960  12,913,953  $129,139  24,202,248  (734,951) $(644,805) $(11,833,013) $15,060,529

Cash dividends associated
 with the Class A and C
 Preferred Stock                   -           -           -         -           -         -          -      (320,697)    (320,697)

Net income                         -           -           -         -           -         -          -       839,500      839,500
                             -------  ----------  ----------  --------  ----------- --------  ---------  ------------  -----------
Balance, June 30, 2003       320,696  $3,206,960  12,913,953  $129,139  $24,202,248 (734,951) $(644,805) $(11,314,210) $15,579,332
                             =======  ==========  ==========  ========  =========== ========  =========  ============  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           Year Ended                    Year Ended
                                                            Year Ended   June 30, 2002   Year Ended     June 30, 2001   Year Ended
                                                          June 30, 2003    Pro Forma*   June 30, 2002     Pro Forma*   June 30, 2001
                                                          -------------  -------------  -------------   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $839,500     $(338,659)**  $ (934,527)    $(1,175,715)**  $(1,771,583)
  Bad debt expense                                             702,446       341,090        341,090        (239,611)       (239,611)
  Depreciation and amortization                                428,031       420,819**    1,016,687         300,742**       896,610
  Deferred income tax                                          504,409             -              -        (777,895)       (777,895)
  Adjustments to reconcile net income (loss) to net
   cash used in operating activities-
     (Increase) decrease in accounts receivable             (1,199,069)   (2,498,395)    (2,498,395)        334,062         334,062
     Decrease (increase) in prepaid expenses and other         164,214      (122,408)      (122,408)       (155,774)       (155,774)
     current assets
     Increase (decrease) in other assets                      (179,142)       45,270         45,270           9,898           9,898
     (Decrease) increase in accounts payable and accrued    (2,209,574)    1,836,445      1,836,445         937,752         937,752
     expenses                                               ----------     ---------     ----------     -----------     -----------

                  Net cash used for operating activities      (945,185)     (315,838)      (315,838)       (766,541)       (766,541)
                                                            ----------     ---------     ----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                         (265,160)     (311,287)      (311,287)       (450,694)       (450,694)
  Asset Purchase Acquisitions (Note 5)                        (240,942)     (528,663)      (528,663)              -               -
                                                            ----------     ---------     ----------     -----------     -----------
                  Net cash used for investing activities      (506,102)     (839,950)      (839,950)       (450,694)       (450,694)
                                                            ----------     ---------     ----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                              (320,697)     (315,104)      (315,104)       (320,626)       (320,626)
  Borrowing from note payable to bank                      113,843,212    87,585,081     87,585,081      83,376,995      83,376,995
  Repayment of note payable to bank                       (112,381,488)  (87,271,518)   (87,271,518)    (82,333,904)    (82,333,904)
  Proceeds (payment) of lease obligations                      (23,710)        3,451          3,451         (73,441)        (73,441)
                                                            ----------     ---------     ----------     -----------     -----------
                  Net cash provided by financing             1,117,317         1,910          1,910         649,024         649,024
                  activities                                ----------     ---------     ----------     -----------     -----------

                  Net decrease in cash and cash               (333,970)   (1,153,878)    (1,153,878)       (568,211)       (568,211)
                  equivalents

CASH AND CASH EQUIVALENTS, beginning of year                 4,333,015     5,486,893      5,486,893       6,055,104       6,055,104
                                                            ----------     ---------     ----------     -----------     -----------
CASH AND CASH EQUIVALENTS, end of year                      $3,999,045    $4,333,015     $4,333,015     $ 5,486,893     $ 5,486,893
                                                            ==========    ==========     ==========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                    $412,334      $382,320       $382,320        $506,793       $506,793
  Income taxes                                                $  3,740      $    800       $    800        $  2,499       $  2,499

*    Pro Forma.  Under FASB No. 142 (see Note 3), adopted by the Company on July
     1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the years ended June 30, 2003, 2002, and 2001, pro forma statements for the years ended June 30, 2002 and 2001 are presented supplementally as if FASB 142 had been applied for that period.

** Reflects the exclusion of goodwill amortization expense in the amount of $595,868 for the years ended June 30, 2002 and 2001.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                    Year Ended        Year Ended     Year Ended
                                                                                   June 30, 2003    June 30, 2002   June 30, 2001
                                                                                   -------------    -------------   -------------

Issuance of 300,000 shares of Common Stock pursuant to Subscription Agreements                 -         $300,000               -






















              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2003


1.       BUSINESS

Target Logistics, Inc. ("Company") provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Logistic Services, Inc. ("Target"). The Company has a network of offices in 36 cities throughout the United States. The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970.

The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shipper's location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds and generally requiring second-day delivery. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 36 cities throughout the United States, including exclusive agency relationships in 23 cities. The Company has international freight forwarding operations consisting of strategic relationships in over 20 countries. The Company has developed several niches including fashion services, the distribution of materials for the entertainment industry, an expertise in material supply logistics to manufacturing concerns, and consumer direct logistics of oversized freight.

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

Principles of Consolidation

For the fiscal years ended June 30, 2003, 2002 and 2001, the consolidated financial statements include the accounts of the Company, Target, and other inactive subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may be not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on July 1, 2002. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2003.

Goodwill

Goodwill represents the excess of cost over net assets acquired and was amortized on a straight-line basis over 25 years.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company obtained an independent valuation analysis completed during the second quarter ended December 31, 2002, and based on the valuation, the Company determined that the goodwill was not impaired; however, future impairment reviews may result in periodic write-downs ranging from zero to $11,239,917. The Company amortized approximately $596,000 of goodwill for each of the fiscal years ended June 30, 2002 and 2001, respectively.

The independent valuation analysis is substantially dependent on three separate analyses: (1) discounted seven-year cash flow analysis, (2) comparable public companies analysis and (3) comparable transactions analysis.

The discounted cash flow analysis is dependent on the Target subsidiary achieving certain future results. These include the following major assumptions:
(a) Revenue growth of 20% for fiscal 2003, 7.5% for fiscal 2004 thru 2006 and 4.5% for fiscal 2007 thru 2009; (b) Gross Profit percentage increasing from 32.7% in fiscal 2003 to 33.1% in fiscal 2006 and thereafter; (c) Operating expenses (excluding forwarder commissions) reducing from 16.5% in fiscal 2003 to 16.2% in fiscal 2007 and thereafter; and (d) a 17.68% discount rate. While management believes that these are achievable, any downward variation in these major assumptions or in any other portion of the discounted cash flow analysis could negatively impact the overall valuation analysis.

The comparable public company analysis is dependent on the future value of companies in the same business as Target. While management believes that this industry segment is growing, any reduction in growth rates or trends or other factors impacting on comparable public companies could negatively impact the overall valuation analysis.

The comparable transactions analysis is dependent on future transactions in the industry that Target is engaged. While management believes that based on current transactions and trends these values are maintaining, any reduction in comparable transactions could negatively impact the overall valuation analysis.

The Company intends to perform an annual valuation analysis. Based on the results of these annual valuation analyses, the Company's financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,239,917.

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

The Company recognizes revenue on a gross basis, in accordance with Emerging Issues Task Force (EITF) 99-19, "Reporting Revenue Gross versus Net", as a result of the following: Target is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. The prices charged by Target to its customers are set by Target in its sole discretion and Target is not required to obtain approval or consent from any other party in establishing its prices. Target has multiple suppliers for the services it sells to a customer and Target has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment by shipment basis. Target, in most cases, does determine the nature, type, characteristics, and specifications of the service(s) ordered by the customer. Target assumes credit risk for the amount billed to the customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are not held as collateral, and which are purchased with an original maturity of three months or less, to be cash equivalents.

Per Share Data

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders less preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period.

Diluted income per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented for the years ended June 30, 2002 and 2001 since the inclusion of outstanding convertible preferred stock and stock options would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2002 and 2001 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:

                                                                           June 30,
                                                                      2002          2001
                                                                      ----          ----

     Convertible preferred stock.............................      9,983,626     6,951,166
     Stock Options...........................................        576,957       576,957
     Stock Warrants..........................................              -       109,448
                                                                  ----------     ---------
     Antidilutive securities                                      10,560,583     7,637,571
                                                                  ==========     =========

Options to purchase 590,000, 576,957, and 576,957, shares of common stock for the years ended June 30, 2003, 2002 and 2001, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

Warrants to purchase 109,448 shares of common stock for the year ended June 30, 2001 were not included in the computation of diluted EPS because they were also anti-dilutive.

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

Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2003 presentation.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of FASB 123 and Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Amendments to SFAS 123 related to the transition and annual disclosures are effective for fiscal year ending after December 15, 2002. Amendments to disclosure requirements of APB Opinion 28 are effective for interim periods beginning after December 15, 2002. The Company does not expect the adoption of SFAS 148 will have a material impact on its financial position, results of operations or cash flows.

In November 2002, FASB issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others". FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statement periods ending after December 15, 2002. The adoption of FIN 45 has not had a material impact on the Company's financial position, results of operations or cash flows.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 changed the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 has not had a material impact on the Company's financial position or results of operations.

In April 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and is effective for contracts entered into or modified after June 30, 2003. This Statement amends Statement 133 for decisions made (i) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (ii) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

4.      STOCK OPTION PLAN

In June 1996,  the Board of  Directors  of the  Company  adopted  the  Amertranz
Worldwide Holding Corp. 1996 Stock Option Plan ("1996 Plan"), which was subsequently approved by shareholders. The 1996 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of incentive stock options ("ISOs") or nonqualified stock options ("NSOs") and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.10 to $6.00 and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. At June 30, 2003, 437,957 stock options granted to employees and directors were exercisable. The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at market value (Note 3). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been increased to the following pro forma amounts:

                                   Year Ended       Year Ended      Year Ended
                                  June 30, 2003   June 30, 2002    June 30, 2001
                                  -------------   -------------    -------------
    Net income (loss):
        As Reported                  $839,500       $(934,527)     $(1,771,583)
        Pro Forma                    $820,140       $(953,204)     $(1,914,581)

    Basic EPS:
        As Reported                     $0.04          $(0.10)          $(0.18)
        Pro Forma                       $0.04          $(0.10)          $(0.19)

    Diluted EPS:
        As Reported                     $0.04             ---              ---
        Pro Forma                       $0.04             ---              ---

The  effects  of  applying  SFAS No.  123 in the pro  forma  disclosure  are not
indicative  of  future  amounts  as  additional   awards  in  future  years  are
anticipated.

Prior to the adoption of the 1996 Plan, there were 224,399 options granted to purchase common stock at exercise prices ranging from $0.048 to $0.408. These options were granted pursuant to the terms of the Asset Exchange Agreement. At each of June 30, 2003, 2002 and 2001, 6,957 of these options were outstanding and exercisable.

The following table reflects activity under the plan for the three-year period ended June 30, 2003:

                                      Year Ended June 30, 2003  Year Ended June 30, 2002   Year Ended June 30, 2001
                                      ------------------------  ------------------------   ------------------------
                                                   Weighted                   Weighted                  Weighted
                                                    Average                    Average                   Average
                                                   Exercise                   Exercise                  Exercise
                                       Shares        Price       Shares         Price       Shares        Price
                                       ------      --------      ------       --------      ------      --------

Outstanding at beginning of year      576,957        1.22       576,957         1.24       456,957         1.99
Granted                                20,000        0.50             -            -       455,000         0.50
Exercised                                   -           -             -            -             -            -
Forfeited                                   -           -             -            -       (25,000)        1.25
Cancelled                                   -           -             -            -      (310,000)        1.25

Outstanding at end of year            596,957        1.22       576,957        $1.24      576,957         $1.24
Exercisable at end of year            437,957        1.48       356,957        $1.70       259,290        $2.15

The per share weighted average fair value of stock options granted during 2003 and 2001 was $0.20 and $0.22, respectively. No stock options were granted during 2002.

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          2003         2002         2001
                                          ----         ----         ----
       Risk-Free Interest Rates           4.05%       4.25%        4.35%
       Expected Lives                        5           5            5
       Expected Volatility                 477%        ---          368%
       Expected Dividend Yields           0.00%       0.00%        0.00%


The following table summarizes information about stock options outstanding at June 30, 2003:


                                  Options Outstanding                            Options Exercisable
                          -------------------------------                    ----------------------------
                             Number      Weighted Average    Weighted           Number       Weighted
                          Outstanding        Remaining        Average        Exercisable      Average
Exercise Prices           at 6/30/03     Contractual Life  Exercise Price     at 6/30/03   Exercise Price
---------------           -----------    ----------------  --------------    -----------   --------------

$0.04 - $1.13               521,957            6.89            $0.53           362,957         $0.55
$4.00 - $6.00                75,000            3.00            $6.00            75,000         $6.00
                            -------                                            -------
$0.04 - $6.00               596,957            6.50            $1.22           437,957         $1.48
                            =======                                            =======


5.      PROPERTY AND EQUIPMENT, NET

                                                                           June 30, 2003         June 30, 2002
                                                                           -------------         -------------
        Property and Equipment consists of the following:
             Furniture and fixtures                                         $   883,650           $   864,517
             Furniture and fixtures - Capital Lease                             140,098                63,494
             Computer Equipment                                                 385,617               317,827
             Computer Equipment - Capital Lease                                 499,398               499,398
             Computer Software                                                  437,278               421,117
             Leasehold Improvements                                             381,714               380,114
             Vehicles                                                             2,500                81,036
                                                                            -----------           -----------
                                                                              2,730,255             2,627,503
             Less:  Accumulated depreciation and amortization (a)            (2,221,379)           (2,011,897)
                                                                            -----------           -----------
                                                                            $   508,876           $   615,606
                                                                            ===========           ===========


(a) Includes accumulated depreciation and amortization of capital lease assets of $531,260 and $463,997 for the year ended June 30, 2003 and 2002, respectively.

6.       ASSET PURCHASE ACQUISITIONS

On October 13, 2002, the Company's Target subsidiary acquired the assets and certain liabilities of Casady Air Transportation, Inc., a Columbus, Ohio based forwarder for a combination of an initial cash payment and an earn out structure over five years.

On February 11, 2002, the company's Target subsidiary acquired the assets and certain liabilities of Air America Freight Service, Inc., an Atlanta, Georgia based forwarder for a combination of an initial cash payment and an earn out structure over five years.

On November 30, 2001, the Company's Target subsidiary acquired the assets and certain liabilities of SDS Logistics, a Newark, New Jersey based forwarder for a combination of an initial cash payment and an earn out structure over five years.

The earn-out structures are strictly dependent on future profits achieved at the location acquired, and the Company has no minimum commitment or obligation. The Company does not expect that the earn-out payments will have a material impact on its overall financial results.

7.      OTHER ASSETS

As of June 30, 2003 and 2002, the Company's Target subsidiary had long-term other assets of $1,266,772 and $942,110, respectively. The June 30, 2003 balance includes (i) $236,125 note receivable, net of a $95,422 reserve, due from an overseas agent, (ii) $200,000 note receivable due from an independent sales organization representing the Company's Target subsidiary, (iii) $704,120 remaining amortization associated with asset purchase acquisitions (refer to Note 5), and (iv) $126,527 of outstanding security deposits. The June 30, 2002 balance includes (i) $200,000 long-term note receivable due from an independent sales organization representing the Company's Target subsidiary, (ii) $600,691 remaining amortization associated with asset purchase acquisitions (refer to Note 5), and (iii) $141,420 of outstanding security deposits.

The $236,125 note receivable is subject to interest at a rate of 7.0% and is for a four-year term. The $200,000 note receivable is subject to interest at the prime rate with principal repayments made once the monthly commission payments earned exceed an established threshold defined in the agreement between Target and the independent sales organization, upon termination of the agreement, or upon the sale of the rights under the agreement to Target.

8.      DEBT

As of June 30, 2003 and 2002, long-term and short-term debt consisted of the following:

                                               June 30, 2003      June 30, 2002
                                               -------------      -------------

         Asset-based financing                   $7,455,199         $5,993,475
                                                 ==========         ==========


During the years ended June 30, 2003 and 2002, the Company's Target subsidiary ("Borrower") maintained an Accounts Receivable Management and Security Agreement with GMAC Commercial Credit LLC ("GMAC") whereby the Borrower can receive advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $10,000,000. The credit line ("GMAC Facility") is subject to interest at a rate of 1.0% per annum over the prevailing prime rate as defined by GMAC (4.0% and 4.75%) as of June 30, 2003 and 2002, respectively, but at no time can the rate be less than 5.0% per annum (and not less than 6.0% prior to September 20, 2002). At June 30, 2003 and 2002, the outstanding balance on the GMAC Facility was $7,455,199 and $5,993,475 which represented 80% and 83% of the approximate $9,347,165 and $7,211,000 available thereunder, respectively. At June 30, 2003, the remaining amount available under the GMAC Facility was approximately $1,901,966. GMAC has a security interest in all present and future accounts receivable, machinery and equipment and other assets of the Borrower and the GMAC Facility is guaranteed by the Company. The GMAC Facility expires on January 14, 2005.

9.      SHAREHOLDERS' EQUITY

Preferred Stock

As of June 30, 2003, the authorized preferred stock of the Company is 2,500,000 shares. As of June 30, 2003, 320,696 shares of preferred stock are outstanding as follows:

                                    Class A (a)      Class C (b)        Total
                                    -----------      -----------        -----

      Balance at June 30, 2000          122,946          197,750       320,696
           Issuances                          -                -             -
           Conversions                        -                -             -
                                    -----------      -----------       -------

      Balance at June 30, 2001          122,946          197,750       320,696
           Issuances                          -                -             -
           Conversions                        -                -             -
                                    -----------      -----------       -------

      Balance at June 30, 2002          122,946          197,750       320,696
           Issuances                          -                -             -
           Conversions                        -                -             -
                                    -----------      -----------       -------

      Balance at June 30, 2003          122,946          197,750       320,696
                                    ===========      ===========       =======

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

On September 23, 1997, 110,250 shares of Class A Preferred Stock were converted into 1,102,500 shares of the Company's Common Stock.

There were no shares of Class A Preferred Stock converted into the Company's Common Stock during fiscal years ending June 30, 2003 and 2002.

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

During fiscal years ending June 30, 1997 and 1998, 23,750 and 36,000, respectively, shares of Class C Preferred Stock were converted into 597,500 of the Company's common stock.

There were no shares of Class C Preferred Stock converted into the Company's Common Stock during fiscal year ending June 30, 2003 and 2002.

Warrants

As of June 30, 2003, the Company had no warrants outstanding.

10.    OTHER INCOME

Other income of $1,447,699 for the year ended June 30, 2003 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

11.    COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2003, future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

           YEAR ENDING                   CAPITAL LEASES       OPERATING LEASES
           -----------                   --------------       ----------------

              2004                          $ 33,053             $1,332,254
              2005                            31,708              1,055,801
              2006                            17,548                278,004
              2007                            13,127                 14,472
              2008                             2,370                      -
                                            --------             ----------
    Total minimum lease payments              97,806             $2,680,531
                                                                 ==========
    Less - Amount representing interest      (10,532)
                                            --------
                                             $87,274
                                            ========
Employment Agreements

The Company has employment agreements with certain employees expiring at various times through June 30, 2008. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 2003, excluding bonuses, was approximately $1,240,000.

Litigation

On October 12, 2000, Pilot Air Freight Corp. ("Pilot"), a major competitor of Target, sued Target in the United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-5190, with respect to the termination by a former Pilot freight forwarder of its relationship with Pilot and entering into an exclusive forwarder relationship with Target. Pilot alleged, among other things, intentional interference with contract, tortious interference with business relations, violation of section 43(a) of the Lanham Act, violation of Pennsylvania state statutes concerning stored electronic communications, and misappropriation of trade secrets. Pilot sought an amount "in excess of $100,000" in damages, punitive damages, and an injunction against Target requiring it to cease competing in the Hartford, Connecticut market for six months. During subsequent discovery proceedings, Pilot claimed that its damages exceed $3 million. In February, 2003, Target settled all of Pilot's claims against Target for $50,000.

12. SEGMENT INFORMATION

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

A reconciliation of the Company's domestic and international segment revenues, gross profit, and accounts receivable for the years ended June 30, 2003, 2002 and 2001 is as follows:

                                                     June 30, 2003         June 30, 2002          June 30, 2001
                                                     -------------         -------------          -------------

      Domestic revenue                                $83,610,134           $69,652,711            $65,255,740
      International revenue                            29,771,065            23,831,028             24,887,462
                                                     ------------           -----------            -----------
                Total revenue                        $113,381,199           $93,483,739            $90,143,202
                                                     ------------           -----------            -----------

      Domestic gross profit                           $30,671,475           $23,876,294            $22,900,071
      International gross profit                        6,936,370             6,433,463              6,330,859
                                                     ------------           -----------            -----------
                Total gross profit                    $37,607,845           $30,309,757            $29,230,930
                                                     ------------           -----------            -----------

      Domestic accounts receivable                    $17,405,552            16,194,974            $13,579,181
      International accounts receivable                 1,077,292             1,812,948              2,867,349
      Less: allowance for doubtful accounts             (977,544)             (995,245)            (1,391,157)
                                                     ------------           -----------            -----------
               Accounts receivable, net of
               allowance for doubtful accounts        $17,505,300           $17,012,677            $15,055,373
                                                     ------------           -----------            -----------

13. QUARTERLY FINANCIAL DATA SCHEDULE (unaudited)

                                                                         Year Ended
                                                                         ----------
                                                                        June 30, 2003
                                                                        -------------
                                            09/30/02       12/31/02        03/31/03       06/30/03     Fiscal Year
                                            --------       --------        --------       --------     -----------
Operating revenue                        $26,082,685     $32,319,371    $25,657,889     $29,321,154   $113,381,199
Cost of transportation                    17,829,022      21,534,361     16,721,872      19,688,099     75,773,354
                                          ----------      ----------     ----------     -----------     ----------
Gross profit                               8,253,663      10,785,010      8,936,017       9,633,155     37,607,845
Selling, general & administrative
   expense                                 8,622,807      10,530,067      8,731,164       9,485,007     37,369,045
Interest (expense)                           (83,565)        (94,084)       (86,183)        (78,768)      (342,590)
Other income                                       -       1,447,699              -               -      1,447,699
Provision for income taxes                         -         429,434         50,718          24,257        504,409
                                         ------------    -----------     ----------     -----------    -----------
Net income (loss)                         $ (452,709)    $ 1,179,124     $   67,952     $    45,133    $   839,500
                                         ===========     ===========     ==========     ===========    ===========
Income (loss) per share
attributable to common shareholders:
                  Basic                       $(0.04)          $0.09              -          $(0.01)         $0.04
                                             =======           =====     ==========          ======          =====
                  Diluted                          -           $0.05              -               -          $0.04
                                             =======           =====     ==========          ======          =====
Weighted average shares outstanding:
                   Basic                  12,179,002      12,179,002     12,179,002      12,179,002     12,179,002
                                          ==========      ==========     ==========      ==========     ==========

                   Diluted                         -      21,845,657     19,284,660      16,850,538     20,673,589
                                          ==========      ==========     ==========      ==========     ==========


                                                                         Year Ended
                                                                         ----------
                                                                        June 30, 2002
                                                                        -------------
                                            09/30/01       12/31/01        03/31/02       06/30/02     Fiscal Year
                                            --------       --------        --------       --------     -----------
Operating revenue                       $21,552,498    $24,020,827     $21,414,092     $26,526,322    $93,483,739
Cost of transportation                    14,395,369     16,314,144      14,323,881      18,140,588     63,173,982
                                         -----------    -----------     -----------     -----------    ----------
Gross profit                               7,127,129      7,706,683       7,090,211       8,385,734     30,309,757
Selling, general & administrative
   expense                                 7,528,749      7,725,386       7,326,125       8,405,969     30,986,229
Interest (expense)                           (68,482)       (58,760)        (57,308)        (73,505)      (258,055)
                                         -----------      ---------      ----------      ----------     ----------
Net (loss)                                 $(470,102)      $(77,463)      $(293,222)       $(93,740)     $(934,527)
                                         ===========      =========      ==========       =========     ==========
Basic and diluted loss per share
attributable to common shareholders           $(0.04)        $(0.02)         $(0.03)         $(0.02)        $(0.10)
                                              ======         ======          ======          ======         ======
Weighted average shares outstanding       11,879,002     11,879,002      11,879,002      12,179,002     11,953,797
                                          ==========     ==========      ==========      ==========     ==========


14. INCOME TAXES

The Company has tax net operating loss carryforwards of approximately $11.2 million, which are available to offset future regular taxable income. The losses expire from 2011 through 2023. Some of the losses are limited to annual maximum amounts, due to a prior ownership change, as defined in regulations under
Section 382 of the Internal Revenue Code. Certain net operating loss carryforwards for the State of California have been suspended for the years ending June 30, 2003 and 2004.

The components of current and deferred income tax expense (benefit) are as follows:

                                     Year Ended           Year Ended          Year Ended
                                    June 30, 2003       June 30, 2002        June 30, 2001
                                    -------------       -------------        -------------
  (In thousands)
  Current:
  State                                  $  -                 $ -               $    -
  Federal                                   -                   -                    -

  Deferred:
  State                                     -                   -                    -
  Federal                                 504                   -                 (778)
                                          ---                 ---                 ----

  Net income tax expense (benefit)        504                 $ -                 $778
                                          ---                 ===                 ====


A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

                                                                   Year Ended       Year Ended        Year Ended
                                                                 June 30, 2003    June 30, 2002      June 30, 2001
                                                                 -------------    -------------      -------------

(In thousands)
Income tax (benefit) expense at U.S. statutory rate                 $ 457            $ (318)             $(867)

Non-deductible goodwill                                                 -               203                203

Valuation Allowance                                                   302              (117)                 -

Utilization of loss carryforward                                     (666)                -                  -

Non-deductible expenses                                               411               232               (114)
                                                                    -----            ------              -----
                                                                    $ 504            $    -              $(778)
                                                                    =====            ======              =====

The components of deferred income taxes are as follows:

                                                                     Year Ended                  Year Ended
                                                                   June 30, 2003               June 30, 2002
                                                                   -------------               -------------
(In thousands)

NOLs                                                                   $3,802                      $4,468
Tax credits                                                               286                         286
Accrued amounts and other                                                 667                         694
                                                                       ------                      ------
                                                                        4,755                       5,448

Depreciation and amortization                                              39                          87
                                                                       ------                      ------
                                                                        4,794                       5,535

Valuation allowance                                                    (2,299)                     (2,601)
                                                                       ------                      ------
                                                                       $2,495                      $2,934
                                                                       ======                      ======

                                                                     SCHEDULE II

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                      Balance at    Charged to     Charged to
                                                      Beginning      Costs and       Other                      Balance at
                                                       of Year       Expenses       Accounts     Deductions    End of Year
                                                      ----------    ----------     ----------    ----------    -----------

For the fiscal year ended June 30, 2001

  Allowance for doubtful accounts                     $   1,631      $    180       $      -       $ (420)      $  1,391
                                                      =========      ========       ========       ======       ========


  Reserve for restructuring                           $              $      -       $              $            $      -
                                                      =========      ========       ========       ======       ========
                                                             22                            -          (22)
                                                      =========      ========       ========       ======       ========

For the fiscal year ended June 30, 2002

  Allowance for doubtful accounts                     $   1,391       $   341       $      -       $ (737)      $    995
                                                      =========      ========       ========       ======       ========


For the fiscal year ended June 30, 2003

  Allowance for doubtful accounts                      $    995      $    706       $      -       $ (723)      $    978
                                                      =========      ========       ========       ======       ========


                                                                    EXHIBIT 10.7
                                                                    ------------


                        ADDENDUM TO EMPLOYMENT AGREEMENT


          THIS ADDENDUM TO EMPLOYMENT AGREEMENT (the "Addendum") is made as of the 30th day of June, 2003 by and between TARGET LOGISTICS, INC., a Delaware corporation (the "Company") and STUART HETTLEMAN (the "Executive").

                             INTRODUCTORY STATEMENT

          The Company and Executive entered into an Employment Agreement dated as of June 24, 1996, as amended by Addendums to Employment Agreement effective June 24, 1999 and June 30, 2002, respectively (the "Original Agreement"). The parties desire to extend the term of the Original Agreement for an additional one-year term, and amend certain other provisions of the Original Agreement to be effective from and after the date hereof.

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

          B. The first sentence of Section 2(a) of the Original Agreement is hereby amended in it entirety to read as follows:

          The Executive shall serve as President and Chief Executive Officer of the Company and as Executive Vice President of each of Amertranz and CAS for a term commencing on the Commencement Date and expiring on June 30, 2004.

          C. In all other respects, the Original Agreement, as amended hereby, shall remain in full force and effect.

          IN WITNESS WHEREOF, the parties have executed this Addendum as of the day and year first above written.

                                            TARGET LOGISTICS, INC.


                                            By:    /s/ Philip J. Dubato
                                               ---------------------------------
                                               Philip J. Dubato, Vice President


                                                   /s/ Stuart Hettleman
                                               ---------------------------------
                                               Stuart Hettleman

                                                                      EXHIBIT 23
                                                                      ----------



                        CONSENT OF INDEPENDENT AUDITORS


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-3, File No. 333-30351 and File No. 333-03613, and Registration Statements on Form S-8, File No. 333-71197 and File No. 333-107458.


                                            STONEFIELD JOSEPHSON, INC.



Santa Monica, California
September 26, 2003

                                                                    EXHIBIT 31.1

                                  CERTIFICATION

     I, Stuart Hettleman, certify that:

     1. I have  reviewed  this Annual  Report on Form 10-K of Target  Logistics,
Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (c) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date: September 26, 2003                         /s/ Stuart Hettleman
                                             -----------------------------------
                                             Stuart Hettleman
                                             Chief Executive Officer

                                                                    EXHIBIT 31.2

                                  CERTIFICATION

     I, Philip J. Dubato, certify that:

     1. I have  reviewed  this Annual  Report on Form 10-K of Target  Logistics,
Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

          (d) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          (e) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (f) Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          (c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

          (d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.


Date: September 26, 2003                         /s/ Philip J. Dubato
                                            ------------------------------------
                                            Philip J. Dubato
                                            Chief Financial Officer

                                                                    EXHIBIT 32.1



                           SECTION 1350 CERTIFICATIONS

     In connection with the Annual Report of Target Logistics, Inc. (the "Company") on Form 10-K for the fiscal year ended June 30, 2003 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.


Date: September 26, 2003                        /s/ Stuart Hettleman
                                            ------------------------------------
                                            Stuart Hettleman
                                            Chief Executive Officer



                                               /s/ Philip J. Dubato
                                            ------------------------------------
                                            Philip J. Dubato
                                            Chief Financial Officer

                                                                    Exhibit 99.1
                                                                    ------------


FOR:            TARGET LOGISTICS, INC.

CONTACT:        Stuart Hettleman
                (410) 332-1598

KCSA            Joseph A. Mansi/Robert Greenberg
CONTACT:        (212) 896-1205/(212) 896-1265
                jmansi@kcsa.com / rgreenberg@kcsa.com
                ---------------

                                                           FOR IMMEDIATE RELEASE


                        TARGET LOGISTICS, INC. ANNOUNCES
                  FISCAL FOURTH QUARTER AND FISCAL YEAR RESULTS


BALTIMORE, Md., September 29, 2003-- Target Logistics, Inc. (OTC BB: TARG) today announced results for the fiscal fourth quarter and year ended June 30, 2003.

     The Company said operating revenues for the fiscal fourth quarter ended June 30, 2003 totaled $29,321,254, a 10.5 percent increase over revenues of $26,526,322 reported for the fiscal fourth quarter ended June 30, 2002. The operating income for the quarter ended June 30, 2003 was $148,148, compared with an operating loss of $20,235 reported for the fourth quarter of fiscal 2002. The Company reported a net income of $45,133, or $0.00 per basic and diluted shares for the fourth quarter, compared with a net loss of $93,740, or $(0.01) per basic share, for the fourth quarter ended June 30, 2002.

     Operating revenues for fiscal 2003 increased 21.3 percent to $113,381,199, compared with $93,483,739 for the fiscal year ended June 30, 2002. The Company reported operating income of $238,800 for fiscal 2003, compared with an operating loss of $676,472 in fiscal 2002. The Company reported net income of $839,500, or $0.04 per basic and diluted shares for the fiscal year ended June 30, 2003, compared with a net loss of $934,527, or $(0.10) per basic share for the fiscal year ended June 30, 2002.

     Net income for the year ended June 30, 2003 includes $1,447,699 in non-recurring reversals of accruals for expenses, accruals for contingencies and accruals for accounts payable of previously closed and sold subsidiaries. On a pro forma basis, net income for the fourth quarter of fiscal 2002 was $55,227 or $0.00 per basic and diluted shares. For the year ended June 30, 2002 pro forma net loss was $338,659 or $(0.05) per basic. Since 2003 results are presented in accordance with a new accounting pronouncement (FASB 142) under which goodwill and certain intangibles are not amortized into results of operations, the 2002 pro forma results are presented supplementally to enhance comparison as if FASB 142 had been applied at the beginning of the 2002 fiscal year.

     Stuart Hettleman, President and Chief Executive Officer of Target Logistics, said, "We are pleased that during this stagnant economic period we were able to report our fourth consecutive year of operating revenue growth. Fiscal 2003 revenues increased 21.3% over 2002 and demonstrated the continuing success of our growth through our acquisition strategy and the expansion of our team of sales executives. We are also pleased with the growth of our gross profit margins which increased 2.5% in fiscal 2003."

     Mr. Hettleman continued, "For fiscal 2004 we are committed to continue our strategies for increased growth in revenue and gross margins while containing expenses. As a result of these strategies we expect improved operating income in fiscal 2004."

     Target Logistics, Inc. provides freight forwarding and logistics services through its wholly-owned subsidiary, Target Logistic Services, Inc.

                               (Table to follow)

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


You may view prior  releases,  or register to receive  Target  Logistics  future
press  releases  by  clicking  on  the  "KCSA  Interactive   Platform"  icon  at
www.kcsa.com.

                             Target Logistics, Inc.
                Consolidated Statement of Operations (unaudited)

                                                          Three Months Ended June 30,
                                                                       2002
                                                        2003        Pro Forma (a)       2002
                                                        ----        -------------       ----
Operating revenues                                  $29,321,254      $26,526,322    $26,526,322

Cost of transportation                               19,688,099       18,140,588     18,140,588
                                                    -----------      -----------    -----------

Gross profit                                          9,633,155        8,385,734      8,385,734

Selling, general and administrative expenses (SG&A):
     Target subsidiary (exclusive
       forwarder commissions)                         3,944,635        3,718,173      3,718,173
     Target subsidiary                                5,183,736        4,239,103      4,239,103
     Corporate                                          262,465          178,109        178,109
     Depreciation and amortization                       94,171          121,617(b)     270,584
                                                    -----------      -----------    -----------
       Selling, general and
           administrative expenses                    9,485,007        8,257,002      8,405,969

Operating income (loss)                                 148,148          128,732        (20,235)

Other  (expense):
     Interest expense                                   (78,758)         (73,505)       (73,505)

     Other Income (expense)                                   0                0              0
                                                    -----------      -----------    -----------

Income (loss) before income taxes                        69,390           55,227        (93,740)
     Provision for income taxes                          24,257      $----------    $----------
                                                    -----------      -----------    -----------
Net income (loss)                                   $    45,133      $    55,227    $   (93,740)
                                                    ===========      ===========    ===========

Net income (loss) per share
     Basic shares
        Attributable to shareholders                $     (0.01)     $----------    $     (0.01)
                                                    ===========      ===========    ===========
     Diluted shares
        Attributable to shareholders (c)            $----------      $----------    $----------
                                                    ===========      ===========    ===========
Weighted average shares outstanding:
   Basic:                                            12,179,002       12,179,002     12,179,002
                                                    ===========      ===========    ===========

    Diluted:                                         16,850,538       20,392,208     20,392,208
                                                    ===========      ===========    ===========


a) Pro Forma. Under FASB No. 142, adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the three months ending June 30, 2003 and 2002, pro forma statements for the three months ending June 30, 2002 are presented supplementally as if FASB 142 had been applied for that period.

b) Reflects the exclusion of goodwill amortization expense in the amount of $148,967 for the three months ending June 30, 2002, respectively.

c) Diluted loss per share for the three months ending June 30, 2003 are anti-dilutive.

                             Target Logistics, Inc.
                Consolidated Statement of Operations (unaudited)

                                                    Twelve Months Ended June 30,
                                                    ----------------------------
                                                                2002
                                                2003       Pro Forma (a)        2002
                                                ----       -------------        ----
Operating revenues                          $113,381,199    $93,483,739     $93,483,739

Cost of transportation                       75,773,354      63,173,982      63,173,982
                                             ----------      ----------     -----------

Gross profit                                 37,607,845      30,309,757      30,309,757

Selling, general and administrative expenses (SG&A):
     Target subsidiary (exclusive
       forwarder commissions)                16,502,352      13,620,593      13,620,593
     Target subsidiary                       19,654,757      15,600,538      15,600,538
     Corporate                                  783,905         748,411         748,411
     Depreciation and amortization              428,031         420,819(b)    1,016,687
                                           ------------     -----------     -----------
       Selling, general and
           administrative expenses           37,369,045      30,390,361      30,986,229

Operating income (loss)                         238,800         (80,604)       (676,472)

Other income (expense):
     Interest expense                          (342,590)       (258,055)       (258,055)
     Other Income                             1,447,699      ----------      ----------
                                           ------------     -----------     -----------

Income (loss) before income taxes             1,343,909         (338,659)      (934,527)
     Provision for income taxes                 504,409     ------------     ----------
                                           ------------    -------------    -----------
Net income (loss)                          $    839,500    $    (338,659)   $  (934,527)
                                           ============    =============    ===========

Net income (loss) per share
     Basic shares
        Attributable to shareholders       $       0.04    $       (0.05)   $     (0.10)
                                           ============    =============    ===========
     Diluted shares
        Attributable to shareholders (c)   $       0.04    $     -------    $   -------
                                           ============    =============    ===========

Weighted average shares outstanding:
   Basic:                                    12,179,002       11,953,797     11,953,797
                                           ============    =============    ===========

   Diluted:                                  20,673,589       21,942,757     21,942,757
                                           ============    =============    ===========


a) Pro Forma. Under FASB No. 142, adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the years ending June 30, 2003 and 2002, pro forma statements for the year ending June 30, 2002 are presented supplementally as if FASB 142 had been applied for that period.

b) Reflects the exclusion of goodwill amortization expense in the amount of $595,868 for the year ending June 30, 2002, respectively.

c) Diluted loss per share for the year ending June 30, 2003 are anti-dilutive.

                                     # # #