Form 10-Q
period 2003-09-30
TARGET LOGISTICS INC
filed 2003-11-12
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended September 30, 2003

                                       OR
          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-29754


                             TARGET LOGISTICS, INC.

             (Exact name of registrant as specified in its charter)

Delaware                                                         11-3309110
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

500 Harborview Drive
Third Floor
Baltimore, Maryland                                                21230
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (410) 332-1598

                                  Inapplicable
         (Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes v No __

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act. Yes        No   X
                                               -----     -----

At November 10, 2003, the number of shares outstanding of the registrant's common stock was 12,179,002.

                               TABLE OF CONTENTS
                               -----------------



Part I - Financial Information                                            Page
                                                                          ----

         Item 1.  Financial Statements:
         -------

                  Consolidated Balance Sheets,
                  September 30, 2003 (unaudited) and
                  June 30, 2003 (audited)                                    3

                  Consolidated Statements of Operations
                  for the Three Months Ended
                  September 30, 2003 and 2002 (unaudited)                    4

                  Consolidated Statements of Shareholders'                   5
                  Equity for the Year Ended June 30, 2003 (audited) and the Three Months Ended September 30, 2003
                  (unaudited)

                  Consolidated Statements of Cash Flows                      6
                  for the Three Months Ended September 30,
                  2003 and 2002 (unaudited)

                  Notes to Unaudited Consolidated Financial                  7
                  Statements

         Item 2.  Management's Discussion and Analysis of                   10
         -------  Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosure
         -------  about Market Risk                                         12


         Item 4.  Controls and Procedures                                   12
         -------


Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K                          13
         -------

                  Signatures                                                14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                           September 30, 2003        June 30, 2003
                                                                           ------------------        -------------
                                 ASSETS                                       (unaudited)              (audited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $3,975,523           $ 3,999,045

Accounts receivable, net of allowance for doubtful
  accounts of $1,080,348 and $882,132, respectively
                                                                                16,935,878            17,600,722
Deferred income taxes                                                              630,674               668,000
Prepaid expenses and other current assets                                          300,671               146,329
                                                                               -----------           -----------
          Total current assets                                                  21,842,746            22,414,096
PROPERTY AND EQUIPMENT, net                                                        455,670               508,876
OTHER ASSETS                                                                     1,196,599             1,266,772
DEFERRED INCOME TAXES                                                            1,761,591             1,761,591
GOODWILL, net of accumulated amortization of  $3,715,106                        11,239,917            11,239,917
                                                                               -----------           -----------
          Total assets                                                         $36,496,523           $37,191,252
                                                                               ===========           ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $3,095,385            $3,890,138
Accrued expenses                                                                 1,457,783             1,724,643
Accrued transportation expenses                                                  8,554,491             8,262,487
Notes payable to bank                                                            7,655,345             7,455,199
Dividends payable                                                                   49,844               110,270
Taxes payable                                                                       24,909                81,909
Lease obligation-current portion                                                    26,631                26,144
                                                                               -----------           -----------
          Total current liabilities                                             20,864,388            21,550,790
LEASE OBLIGATION--LONG-TERM                                                         54,286                61,130
                                                                               -----------           -----------
Total liabilities                                                              $20,918,674           $21,611,920
                                                                               -----------           -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
  320,696 shares issued and outstanding                                          3,206,960             3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
  12,913,953 and 12,913,953 shares issued and outstanding, respectively            129,139               129,139
Paid-in capital                                                                 24,202,248            24,202,248
Accumulated deficit                                                            (11,315,693)          (11,314,210)
Less:  Treasury stock, 734,951 shares held at cost                                (644,805)             (644,805)
                                                                               -----------           -----------
          Total shareholders' equity                                            15,577,849            15,579,332
                                                                               -----------           -----------
          Total liabilities and shareholders' equity                           $36,496,523           $37,191,252
                                                                               ===========           ===========

       The accompanying notes are an integral part of these consolidated financial statements.


                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           Three Months ended September 30,
                                                              2003                  2002
                                                              ----                  ----


Operating revenues                                        $28,588,156           $26,082,685

Cost of transportation                                     18,832,288            17,829,022
                                                          -----------           -----------

Gross profit                                                9,755,868             8,253,663

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target                  4,164,797             3,685,237
  subsidiary
  SG&A - Target subsidiary                                  5,139,146             4,661,641
  SG&A - Corporate                                            165,013               177,356
  Depreciation and amortization                               104,141                98,573
                                                          -----------           -----------
Selling, general and administrative expenses                9,573,097             8,622,807

Operating income (loss)                                       182,771              (369,144)

Other income (expense):
  Interest expense                                            (90,084)              (83,565)
                                                          -----------           -----------

Income (loss) before income taxes                              92,687              (452,709)
  Provisions for income taxes                                  44,326                     -
                                                          -----------           -----------
Net income (loss)                                         $    48,361           $  (452,709)
                                                          ===========           ===========

Income (loss) per share attributable to common shareholders:

                            Basic:                                  -                ($0.04)
                                                          ===========           ===========
                            Diluted:                                -                     -
                                                          ===========           ===========
Weighted average shares outstanding:

                            Basic:                         12,179,002            12,179,002
                                                          ===========           ===========
                            Diluted:                       19,717,041                     -
                                                          ===========           ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                                       4

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2003 AND THE
                THREE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)



                               Preferred Stock        Common Stock       Additional     Treasury Stock
                               ---------------        ------------        Paid-in       --------------     Accumulated
                               Shares   Amount      Shares     Amount     Capital     Shares     Amount      Deficit       Total
                               ------   ------      ------     ------     -------     ------     ------      -------       -----

Balance, June 30, 2002        320,696 $3,206,960  12,913,953  $129,139  $24,202,248  (734,951) ($644,805) ($11,833,013) $15,060,529

Cash dividends associated
  with the Class A and C
  Preferred Stock                   -          -           -         -            -         -          -      (320,697)    (320,697)

Net income                          -          -           -         -            -         -          -       839,500      839,500
                              ------- ----------  ----------  --------  -----------  --------  ---------  ------------  -----------
Balance, June 30, 2003        320,696 $3,206,960  12,913,953  $129,139  $24,202,248  (734,951) ($644,805) ($11,314,210) $15,579,332

Cash dividends associated
  with the Class C
  Preferred Stock                   -          -           -         -            -         -          -       (49,844)     (49,844)
Net income                          -          -           -         -            -         -          -        48,361       48,361
                              ------- ----------  ----------  --------  -----------  --------  ---------  ------------  -----------

Balance, September 30, 2003   320,696 $3,206,960  12,913,953  $129,139  $24,202,248  (734,951) ($644,805) ($11,315,693) $15,577,849
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


                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                          Three Months Ended
                                                                          ------------------
                                                                             September 30,
                                                                             -------------
                                                                         2003            2002
                                                                         ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                  $    48,361       ($452,709)
Bad debt expense                                                       280,763         103,349
Depreciation and amortization                                          104,141          98,573
Decrease in deferred tax asset                                          37,326               -

Adjustments to reconcile net income (loss) to net cash used in operating activities -
   Decrease in accounts receivable                                     384,081         308,070
   Increase in prepaid expenses and other current assets              (154,342)       (140,354)
   Decrease in other assets                                             70,173          21,398
   Decrease in accounts payable and accrued expenses                  (870,420)       (286,303)
                                                                   -----------     -----------
          Net cash used for operating activities                       (99,917)       (347,976)
                                                                   -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (7,124)        (42,693)
                                                                   -----------     -----------
         Net cash used for investing activities                         (7,124)        (42,693)
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                        (110,270)       (110,271)
Borrowing from note payable to bank                                 26,823,184      29,975,734
Repayment of note payable to bank                                  (26,623,038)    (30,699,449)
Payment of lease obligations                                            (6,357)        (47,905)
                                                                   -----------     -----------
        Net cash provided by (used for) financing activities            83,519        (881,891)
                                                                   -----------     -----------

          Net decrease in cash and cash equivalents                   ($23,522)    ($1,272,560)

CASH AND CASH EQUIVALENTS, beginning of the period                   3,999,045       4,333,015
                                                                   -----------     -----------
CASH AND CASH EQUIVALENTS, end of the period                       $ 3,975,523     $ 3,060,455
                                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                               $98,287        $103,572
Income Taxes                                                           $69,225           2,360



       The accompanying notes are an integral part of these consolidated financial statements.

                    TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 2003 and their consolidated results of operations and cash flows for the three months ended September 30, 2003 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2003.

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

Note 4 - Per Share Data

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders less preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. For the three month period ended September 30, 2002, diluted loss per share has not been presented since the inclusion of outstanding convertible preferred stock and stock options would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of September 30, 2002 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive. The following table does not include the related securities that were outstanding as of September 30, 2003, as the equivalent number of common shares are dilutive and included in the calculation of diluted earnings per share on the Statement of Operations for the three months ended September 30, 2003:

                                                          September 30,
                                                          -------------
                                                              2002
                                                              ----

Convertible preferred stock..................              12,455,852
Stock options................................                 576,957
                                                           ----------

Antidilutive securities                                    13,032,809
                                                           ==========


Options to purchase 590,000 and 576,957 shares of common stock for the three months ended September 30, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 - Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, the Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock.

The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan awards based on an estimate of fair value of the option at the date of grant consistent with SFAS No. 123, "Accounting for Stock Based Compensation," as amended.

                                                                                          Three months ended
                                                                                        9/30/03        9/30/02
                                                                                        -------        -------

    Net income (loss) as reported                                                       $48,361      ($452,709)
    Deduct:  total stock-based employee compensation expense determined using a fair  value  based  method for fixed  plan  awards,
             net of tax effect                                                           (4,869)        (4,640)
                                                                                        -------      ---------
    Pro forma net income (loss)                                                         $43,492      ($457,349)
                                                                                        =======      =========
    Basic earnings (loss) per share                                                           -         ($0.04)
                                                                                        =======      =========
    Pro forma basic earnings (loss) per share                                                 -         ($0.04)
                                                                                        =======      =========
    Diluted earnings per share                                                                -              -
                                                                                        =======      =========
    Pro forma diluted earnings per share                                                      -              -
                                                                                        =======      =========


The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company's common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. There were no options granted during the three months ended September 30, 2003 and 2002. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.05% and 4.25%;

and expected stock price volatility of 477.00% and 0.00% in 2003 and 2002, respectively; and, dividend yields of 0.00%; and, expected lives of options of 5 years in 2003 and 2002.

Note 6 - Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2003 presentation.

Note 7 - Recently Issued Accounting Pronouncements

In January 2003, FASB issued FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities". FIN 46 changed the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. FIN 46 requires a variable interest entity (VIE) to be consolidated by a company if that company is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a VIE is called the primary beneficiary of that entity. The consolidation requirements of FIN 46 are applicable immediately to VIEs created after January 31, 2003 and where originally applicable to older entities in the first fiscal year or interim period beginning after June 15, 2003, with certain of the disclosure requirements applicable in all financial statements issued after January 31, 2003, regardless of when the VIE was established. During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003 if the VIE was created prior to February 1, 2003 and the public entity has not issued financial statements reporting that VIE in accordance with FIN 46. The FASB also indicated it would be issuing a modification to FIN 46 prior to the end of 2003. Accordingly, the Company has deferred the adoption of FIN 46 with respect to VIEs created prior to February 1, 2003. Management is currently assessing the impact, if any, FIN 46 may have on the Company; however, management does not believe there will be any material impact on its consolidated financial statements, results of operations or liquidity resulting from the adoption of this interpretation.

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

OVERVIEW

     The Company generated operating revenues of $113.4 million, $93.5 million, and $90.1 million, and had a net profit of $0.8 million, a net loss of $0.9 million, and a net loss of $1.8 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The results for the fiscal year ended June 30, 2003 include $1.4 million of other income resulting from a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries. The Company had earnings or (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $2,114,530, $340,000, and ($1,424,000), for the fiscal years ended June 30, 2003, 2002, and 2001 respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. The Company excludes all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company's results, it is not intended to replace any presentation included in the Company's consolidated financial statements.

     * For the three months ended September 30, 2003, the revenue of the Company's Target subsidiary increased by 9.6%, when compared to the prior year's corresponding period. Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three months ended September 30, 2003 increased to 34.1% from 31.6% for the three months ended September 30, 2002. The increase is primarily due to increases in domestic gross profit margins. Management continues to believe that the Company must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company's employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three Months ended September 30, 2003 and 2002
----------------------------------------------

     Operating Revenue. Operating revenue increased to $28.6 million for the three months ended September 30, 2003 from $26.1 million for the three months ended September 30, 2002, a 9.6% increase. Domestic revenue increased by 9.4% to $21,132,728 for the three months ended September 30, 2003 from $19,317,784 for the three months ended September 30, 2002, due to increased domestic freight volume. In addition, international revenue increased by 10.2% to $7,455,428 for the three months ended September 30, 2003 from $6,764,901 for the three months ended September 30, 2002, mainly due to increased international air export and import freight volume.

     Cost of Transportation. Cost of transportation decreased to 65.9% of operating revenue for the three month period ended September 30, 2003, from 68.4% of operating revenue for the three month period ended September 30, 2002. This decrease was primarily due to a lower cost of transportation, as a percentage of sales, on domestic freight movements.

     Gross Profit. As a result of the factors described above, gross profit for the three month period ended September 30, 2003 increased to 34.1% from 31.6% of operating revenue for the three month period ended September 30, 2002, a 7.9% increase. The increase is primarily due to increases in domestic gross profit margins.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 33.5% of operating revenue for the three months ended September 30, 2003 from 33.1% of operating revenue for the three months ended September 30, 2002. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 18.0% of operating revenue for the three months ended September 30, 2003 and 17.9% for the three months ended September 30, 2002, a 0.6% increase. Exclusive forwarder commission expense was 14.6% and 14.1% of operating revenue for the three months ended September 30, 2003 and 2002, respectively, a 3.6% increase resulting from increases in forwarder agent freight volume.

     Net Profit. For the three months ended September 30, 2003, the Company realized a net profit of $48,361, compared to a net loss of $(452,709) for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     General. During the three months ended September 30, 2003, net cash used in operating activities was $99,917. Cash used in investing activities was $7,124, representing capital expenditures. Cash provided by financing activities was $83,519, which primarily consisted of borrowings under the Company's accounts receivable financing facility.

     Capital expenditures. Capital expenditures for the three months ended September 30, 2003 were $7,124, representing capital expenditures.

     * GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interest rate of the GMAC Facility is prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0%, and after September 20, 2002 cannot be less than 5.0%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of September 30, 2003, there were outstanding borrowings of $7,655,345 under the GMAC Facility (which represented 80.1% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $9,478,950. The GMAC Facility expires on January 14, 2005. The Company entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and most recently for an additional two-year term.

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

     * Working Capital Requirements. Cash needs of the Company are currently met by the Company's accounts receivable financing facility and cash on hand. As of September 30, 2003, the Company had $1,823,605 available under its $10 million accounts receivable financing facility and $3,975,523 in cash from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short terms. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

     The Company's balance sheet includes an asset in the amount of $11,239,917 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The Company obtained an independent valuation analysis completed during the second quarter ending December 2002, and based on the valuation, the Company determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,239,917, and the Company's financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company's Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
        ---------------------------------------------------------

     Not applicable.


ITEM 4. CONTROLS AND PROCEDURES
        -----------------------

     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company's Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits:

Exhibit No.
-----------

3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2       By-Laws  of  Registrant,  as amended  (incorporated  by  reference  to
          Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998, File No. 0-29754)
4.1 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.2 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.3 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial
          Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to
          Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1999, File No. 0-29754)
10.3 Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, File No. 0-29754)
10.4 Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
10.5 Amendment to GMAC Facility Agreement, dated February 12, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.6 Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits 10.5, 10.6 and 10.7 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, and Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003, File No. 0-29754)
10.7(P)   Lease Agreement for Los Angeles Facility (incorporated by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
10.8 Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1      Section 1350 Certifications
99.1      Press Release dated November 11, 2003

(b)       Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 2003                 TARGET LOGISTICS, INC.
                                         Registrant


                                              /s/  Stuart Hettleman
                                         ---------------------------------------
                                         President, Chief Executive Officer



                                              /s/  Philip J. Dubato
                                         ---------------------------------------
                                         Vice President, Chief Financial Officer

                                                                    Exhibit 31.1
                                                                    ------------

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



Date: November 12, 2003                           /s/ Stuart Hettleman
                                            ------------------------------------
                                            Stuart Hettleman
                                            Chief Executive Officer

                                                                    Exhibit 31.2
                                                                    ------------

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


Date: November 12, 2003                            /s/ Philip J. Dubato
                                            ------------------------------------
                                            Philip J. Dubato
                                            Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------




                           SECTION 1350 CERTIFICATIONS

          In connection with the Quarterly Report of Target Logistics, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.


Date: November 12, 2003                          /s/ Stuart Hettleman
                                            ------------------------------------
                                            Stuart Hettleman
                                            Chief Executive Officer


                                                /s/ Philip J. Dubato
                                            ------------------------------------
                                            Philip J. Dubato
                                            Chief Financial Officer

                                                                    Exhibit 99.1
                                                                    ------------

FOR:      TARGET LOGISTICS, INC.

CONTACT:  Stuart Hettleman
          (410) 338-0127

KCSA      Joseph A. Mansi / Robert Greenberrg
CONTACT:  (212) 896-1205 / (212) 896-1265
          jmansi@kcsa.com / emwangi@kcsa.com
          ---------------

                                                           FOR IMMEDIATE RELEASE


         TARGET LOGISTICS, INC. ANNOUNCES FISCAL FIRST QUARTER RESULTS


BALTIMORE, Md., November 11, 2003-- Target Logistics, Inc. (OTC BB: TARG) announced today results for the first fiscal quarter ended September 30, 2003.

          Operating revenues for the quarter were $28,588,156, a 9.6 % increase over the $26,082,685 reported in the first quarter of fiscal 2003. The company reported operating income of $182,771 for the first quarter, compared with an operating loss of $(369,144) reported in last year's first quarter. Net income for the fiscal first quarter was $48,361, compared with a net loss of $(452,709), or $(0.04) per basic and diluted share reported for the first quarter of fiscal 2002.

          Stuart Hettleman, President and Chief Executive Officer, said, "We are pleased with our continued strong revenue growth and the improvement in operating income of approximately $550,000 over last year's first quarter. This is a trend that we expect to continue. As a result of our investment in infrastructure, our operating revenues continue to grow and our profit margins continue to improve."

          Mr. Hettleman continued, "The acquisitions we have made and the execution of our sales strategy have added significantly to our internal growth and have gained our operating subsidiary increased recognition throughout the industry. It is our intention to continue our strategies for increased growth in revenue and gross profit margins while containing expenses, and we will continue to seek additional acquisitions. Our balance sheet remains strong and we are confident that, we have the resources necessary to continue our growth strategies."

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

                                (Tables Follow)


Statements contained in this press release that are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Although Target Logistics believes that the expectations reflected in such forward-looking statements are reasonable, the forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those projections. This release and prior releases are available on the KCSA Public Relations Worldwide website at www.kcsa.com.
   ------------

                     Target Logistics, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                           Three Months Ended September 30,
                                                                2003              2002
                                                                ----              ----

Operating revenues                                         $28,588,156         $26,082,685

Cost of transportation                                      18,832,288          17,829,022
                                                           -----------         -----------

Gross profit                                                 9,755,868           8,253,663

Selling, general and administrative expenses ("SG&A"):
     Target Subsidiary (Exclusive
       Forward Commissions)                                  4,164,797           3,685,237
     Target subsidiary                                       5,139,146           4,661,641
     Corporate                                                 165,013             177,356
     Depreciation and amortization                             104,141              98,573
                                                           -----------         -----------
Selling, general and administrative expenses                 9,573,097           8,622,807

Operating income (loss)                                        182,771            (369,144)

Other expense:
    Interest expense                                           (90,084)            (83,565)
                                                           -----------         -----------

Income (loss) before income taxes                               92,687            (452,709)
   Provision for income taxes                                   44,326                   -
                                                           -----------         -----------
Net income (loss)                                          $    48,361         $  (452,709)
                                                           ===========         ===========

Net income (loss) per share attributable to
    common shareholders :
     Basic                                                           -         $     (0.04)
                                                           ===========         ===========
     Diluted (a)                                                     -                   -
                                                           ===========         ===========

Weighted average shares outstanding:
     Basic                                                  12,179,002         $12,179,002
                                                           ===========         ===========
     Diluted (a)                                            19,717,041                   -
                                                           ===========         ===========



(a) Diluted loss per share for three months ending September 30, 2002 are anti-dilutive.


                    Target Logistics, Inc. and Subsidiaries
                          Selected Balance Sheet Data


                                                 September 30,        June 30,
                                                     2003               2003
                                                     ----               ----

Cash and Cash Equivalents                        $ 3,975,523        $ 3,999,045

Total Current Assets                             $21,842,746        $22,414,096

Total Assets                                     $36,496,523        $37,191,252

Current Liabilities                              $20,864,388        $21,550,790

Long Term Indebtedness                           $    54,286        $    61,130

Working Capital                                  $   978,358        $   863,306

Shareholders' Equity                             $15,577,849        $15,579,332



                                     # # #