Form 10-Q
period 2003-12-31
TARGET LOGISTICS INC
filed 2004-02-11
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly period ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---
Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Exchange Act. Yes      No  X
                                               ---     ---

At February 11, 2004, the number of shares outstanding of the registrant's common stock was 12,179,002.

                               TABLE OF CONTENTS

Part I - Financial Information                                             Page
                                                                           ----
         Item 1.  Financial Statements:
         -------

                  Consolidated Balance Sheets,
                  December 31, 2003 (unaudited) and
                  June 30, 2003 (audited)                                     3

                  Consolidated Statements of Income
                  for the Three Months Ended
                  December 31, 2003 and 2002 (unaudited)                      4

                  Consolidated Statements of  Income                          5
                  for the Six Months Ended
                  December 31, 2003 and 2002 (unaudited)

                  Consolidated Statements of Shareholders'                    6
                  Equity for the Year Ended June 30, 2002 (audited) and the Six Months Ended December 31, 2003 (unaudited)

                  Consolidated Statements of Cash Flows                       7
                  for the Six Months Ended December 31,
                  2003 and 2002 (unaudited)

                  Notes to Unaudited Consolidated Financial                   8
                  Statements

         Item 2.  Management's Discussion and Analysis of                    10
         -------  Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosure about              13
         -------  Market Risk

         Item 4.  Controls and Procedures                                    13
         -------


Part II - Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders        14
         -------

         Item 6.  Exhibits and Reports on Form 8-K                           14
         -------

                  Signatures                                                 15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             December 31, 2003        June 30, 2003
                                                                             -----------------        -------------
                                 ASSETS                                         (unaudited)              (audited)
CURRENT ASSETS:
Cash and cash equivalents                                                       $3,032,466             $3,999,045
Accounts receivable, net of allowance for doubtful
  accounts of $1,013,590 and $882,132, respectively
                                                                                21,711,052             17,600,722
Deferred income taxes                                                              528,528                668,000
Prepaid expenses and other current assets                                          336,588                146,329
                                                                               -----------            -----------
          Total current assets                                                  25,608,634             22,414,096
PROPERTY AND EQUIPMENT, net                                                        496,456                508,876
OTHER ASSETS                                                                     1,140,276              1,266,772
DEFERRED INCOME TAXES                                                            1,761,591              1,761,591
GOODWILL, net of accumulated amortization of  $3,715,106                        11,239,917             11,239,917
                                                                               -----------            -----------
          Total assets                                                         $40,246,874            $37,191,252
                                                                               ===========            ===========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $4,240,709            $3,890,138
Accrued expenses                                                                 1,796,474             1,724,643
Accrued transportation expenses                                                 10,915,723             8,262,487
Notes payable to bank                                                            7,357,178             7,455,199
Dividends payable                                                                  111,822               110,270
Taxes payable                                                                       45,796                81,909
Lease obligation-current portion                                                    55,184                26,144
                                                                               -----------            ----------
          Total current liabilities                                             24,522,886            21,550,790
LEASE OBLIGATION--LONG-TERM                                                        104,059                61,130
                                                                               -----------            ----------
Total liabilities                                                              $24,626,945           $21,611,920
                                                                               -----------           -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
  320,696 shares issued and outstanding                                          3,206,960             3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
  12,913,953 and 12,913,953 shares issued and outstanding, respectively            129,139               129,139
Paid-in capital                                                                 24,202,248            24,202,248
Accumulated deficit                                                            (11,273,613)          (11,314,210)
Less:  Treasury stock, 734,951 shares held at cost                                (644,805)             (644,805)
                                                                               -----------           -----------
          Total shareholders' equity                                            15,619,929            15,579,332
                                                                               -----------           -----------
          Total liabilities and shareholders' equity                           $40,246,874           $37,191,252
                                                                               ===========           ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                           Three Months ended December 31,
                                                              2003                 2002
                                                              ----                 ----


Operating revenues                                        $33,033,922           $32,319,371

Cost of transportation                                     22,102,596            21,534,361
                                                          -----------           -----------

Gross profit                                               10,931,326            10,785,010

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target                  5,150,733             4,979,403
  Subsidiary
  SG&A - Target subsidiary                                  5,128,943             5,252,007
  SG&A - Corporate                                            174,426               184,963
  Depreciation and amortization                               105,844               113,694
                                                          -----------           -----------
Selling, general and administrative expenses               10,559,946            10,530,067

Operating income                                              371,380               254,943

Other income (expense):
  Interest expense                                            (92,332)              (94,084)
  Other income (Note 7)                                             -             1,447,699
                                                          -----------           -----------

Income before income taxes                                    279,048             1,608,558
  Provision for income taxes                                  125,146               429,434
                                                          -----------           -----------
Net income                                                   $153,902            $1,179,124
                                                          ===========           ===========

Income per share attributable to common shareholders:
                                                                   -                 $0.09
                                                          ===========           ===========
Basic:
                                                                $0.01                $0.05
                                                          ===========           ===========
Diluted:
Weighted average shares outstanding:
                                                           12,179,002            12,179,002
                                                          ===========           ===========
Basic:
                                                           19,717,041            21,845,657
                                                          ===========           ===========
Diluted:



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (unaudited)

                                                             Six Months ended December 31,
                                                              2003                 2002
                                                              ----                 ----

Operating revenues                                        $61,622,078           $58,402,056

Cost of transportation                                     40,934,884            39,363,383
                                                          -----------           -----------

Gross profit                                               20,687,194            19,038,673

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target                  9,315,530             8,664,640
  Subsidiary
  SG&A - Target subsidiary                                 10,268,089             9,913,648
  SG&A - Corporate                                            339,439               362,319
  Depreciation and amortization                               209,985               212,267
                                                          -----------           -----------
Selling, general and administrative expenses               20,133,043            19,152,874

Operating income (loss)                                       554,151              (114,201)

Other income (expense):
  Interest expense                                           (182,416)             (177,649)
  Other Income (Note 7)                                             -             1,447,699
                                                          -----------           -----------

Income before income taxes                                    371,735             1,155,849
  Provision for income taxes                                  169,472               429,434
                                                          -----------           -----------
Net income                                                   $202,263              $726,415
                                                          ===========           ===========

Income per share attributable to common shareholders:
                                                                    -                 $0.05
                                                          ===========           ===========
Basic:
                                                                 0.01                 $0.03
                                                          ===========           ===========
Diluted:
Weighted average shares outstanding:
                                                           12,179,002            12,179,002
                                                          ===========           ===========
Basic:
                                                           18,929,966            23,242,771
                                                          ===========           ===========
Diluted:



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2003 AND THE
                 SIX MONTHS ENDED DECEMBER 31, 2003 (UNAUDITED)

                               Preferred Stock        Common Stock       Additional     Treasury Stock
                               ---------------        ------------        Paid-in       --------------     Accumulated
                               Shares   Amount      Shares     Amount     Capital     Shares     Amount      Deficit       Total
                               ------   ------      ------     ------     -------     ------     ------      -------       -----


Balance, June 30, 2002        320,696 $3,206,960  12,913,953  $129,139  $24,202,248  (734,951) ($644,805) ($11,833,013) $15,060,529

Cash dividends associated
  with the Class A and C
  Preferred Stock                   -          -           -         -            -         -          -      (320,697)    (320,697)

Net income                          -          -           -         -            -         -          -       839,500      839,500
                              ------- ----------  ----------  --------  -----------  --------  ---------  ------------  -----------
Balance, June 30, 2003        320,696 $3,206,960  12,913,953  $129,139  $24,202,248  (734,951) ($644,805) ($11,314,210) $15,579,332

Cash dividends associated
  with the Class C
  Preferred Stock                   -          -           -         -            -         -          -      (161,666)    (161,666)
Net income                          -          -           -         -            -         -          -       202,263      202,263
                              ------- ----------  ----------  --------  -----------  --------  ---------  ------------  -----------

Balance, December 31, 2003    320,696 $3,206,960  12,913,953  $129,139  $24,202,248  (734,951) ($644,805) ($11,273,613) $15,619,929
                              ======= ==========  ==========  ========  ===========  ========  =========  ============  ===========



        The accompanying notes are an integral part of these consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                          Six Months Ended December 30,
                                                                              2003            2002
                                                                              ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $202,263        $726,415
Bad debt expense                                                            413,300         372,399
Depreciation and amortization                                               209,985         212,267
Decrease in deferred tax asset                                              139,472         429,434

Adjustments to reconcile net income to net cash used in operating activities -
   Increase in accounts receivable                                       (4,523,630)     (1,870,039)
   Increase in prepaid expenses and other current assets                   (190,259)        (88,580)
   Decrease in other assets                                                 126,496          52,651
   Increase (decrease) in accounts payable and accrued expenses           2,951,904         (66,554)
                                                                         ----------      ----------
          Net cash used for operating activities                           (670,469)       (232,007)
                                                                         ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment and asset purchase                     (109,944)       (167,365)
Asset Purchase Acquisition (Note 5)                                               -        (240,942)
                                                                         ----------      ----------

         Net cash used for investing activities                            (109,944)       (408,307)
                                                                         ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                             (160,114)       (160,115)
Borrowing from note payable to bank                                      55,963,909      59,924,319
Repayment of note payable to bank                                       (56,061,930)    (58,932,927)
Proceeds (payment) of lease obligations                                      71,969          (8,211)
                                                                        -----------     -----------
        Net cash (used for) provided by financing activities               (186,166)        823,066
                                                                        -----------     -----------

          Net (decrease) increase in cash and cash equivalents            ($966,579)       $182,752

CASH AND CASH EQUIVALENTS, beginning of the period                        3,999,045       4,333,015
                                                                         ----------      ----------

CASH AND CASH EQUIVALENTS, end of the period                             $3,032,466      $4,515,767
                                                                         ==========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                                   $197,323        $213,177
Income Taxes                                                               $ 69,225        $  2,360


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 2003 and their consolidated results of operations and cash flows for the six months ended December 31, 2003 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2003.

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

Note 3 - Goodwill

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company obtained an independent valuation analysis completed in January 2004, and based on the valuation, the Company determined that the goodwill was not impaired.

The independent valuation analysis is dependent on a discounted seven-year cash flow analysis.

The discounted cash flow analysis is dependent on the Target subsidiary achieving certain future results. These include the following major assumptions:
(a) Revenue growth of 4.5% for fiscal 2004, 7.5% for fiscal 2005 thru 2006 and 4.5% for fiscal 2007 thru 2010; (b) Gross Profit percentage increasing from 33.9% in fiscal 2004 to 34.1% in fiscal 2005, to 34.3% in fiscal 2006, and to 34.5% in fiscal 2007 and thereafter; (c) Operating expenses (excluding forwarder commissions) reducing from 17.2% in fiscal 2004 and 2005, to 17.1% in fiscal 2006, 2007 and 2008, and to 17.0% in fiscal 2009 and 2010; and (d) a 16.00%
discount rate. While management believes that these are achievable, any downward variation in these major assumptions or in any other portion of the discounted cash flow analysis could negatively impact the overall valuation analysis.

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

There were outstanding options to purchase 590,000 shares of common stock for the six months ended December 31, 2003 and 2002. These options were included in the computation of diluted EPS for the six months ended December 31, 2003, but were not included in the computation of diluted EPS for the six months ended

December 31, 2002 because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 - Asset Purchase Acquisition

On October 13, 2002, the Company's  Target Logistic  Services,  Inc.  subsidiary
("Target") acquired the assets and certain liabilities of Cassady Air Transportation, Inc., a Columbus, Ohio based forwarder for a combination of an initial cash payment and an earn out structure over five years.

Note 6 - Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, the Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock. For the three and six-month periods ended December 31, 2003 and 2002, the Company recorded no expense for stock option grants under APB No. 25. The pro forma disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation", are not presented as the amounts are immaterial.

Note 7 - Reclassifications

Certain amounts in the prior years' consolidated financial statements have been reclassified to conform with the 2003 presentation.

Note 8 - Other Income

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         ----------------------------------

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

          * For the three and six months ended December 31, 2003, the revenue of the Company's Target subsidiary increased by 2.2% and 5.5%, respectively, when compared to the prior year's corresponding periods. Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three months ended December 31, 2003 decreased to 33.1% from 33.4%, primarily due to increases in international import freight volume which traditionally have lower gross profit margins than domestic freight movements. For the six months ended December 31, 2003 gross profit margin increased to 33.6% from 32.6%., primarily due to increases in domestic gross profit margins. Management continues to believe that the Company must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company's employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three Months ended December 31, 2003 and 2002
---------------------------------------------

          Operating Revenue. Operating revenue increased to $33.0 million for the three months ended December 31, 2003 from $32.3 million for the three months ended December 31, 2002, a 2.2% increase. The Company's operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue decreased by 0.5% to $23,747,771 for the three months ended December 31, 2003 from $23,877,402 for the three months ended December 31, 2002. This decrease is primarily due to the elimination of the Company's Consumer Direct Logistics (CDL) operation at the end of last fiscal year, significantly offset by increased domestic freight volume from other customers. International freight revenue increased by 10.0% to $9,286,151 for the three months ended December 31, 2003 from $8,441,969 for the corresponding 2002 period, mainly due to increased international air import freight volume.

          Cost of Transportation. Cost of transportation increased to 66.9% of operating revenue for the three month period ended December 31, 2003, from 66.6% of operating revenue for the three month period ended December 31, 2002. This increase was primarily due to increases in international air import freight volume which traditionally have a higher cost of transportation, as a percentage of sales than domestic freight movements.

          Gross Profit. As a result of the factors described above, gross profit for the three month period ended December 31, 2003 decreased to 33.1% from 33.4% of operating revenue for the corresponding 2002 period, a 0.9% decrease. The decrease is primarily due to increases in international air import freight volume which traditionally have lower gross profit margins than domestic freight movements.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 32.0% of operating revenue for the three months ended December 31, 2003 from 32.6% of operating revenue for the 2002 period. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 15.5% of operating revenue for the three months ended December 31, 2003 and 16.3% for the 2002 period, a 2.3% decrease. Exclusive forwarder commission expense was 15.6% and 15.4% of operating revenue for the three months ended December 31, 2003 and 2002, respectively, a 1.3% increase resulting from increases in forwarder agent freight volume.

          Other Income. Other income of $1,447,699 for the three months ended December 31, 2002 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

          Net Profit. For the three months ended December 31, 2003, the Company realized a net profit of $153,902, compared to a net profit of $1,179,124 for the three months ended December 31, 2002.

Six Months ended December 31, 2003 and 2002
-------------------------------------------

          Operating Revenue. Operating revenue increased to $61.6 million for the six months ended December 31, 2003 from $58.4 million for the six months ended December 31, 2002, a 5.5% increase. The Company's operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 3.9% to $44,880,499 for the six months ended December 31, 2003 from $43,195,186 for the corresponding 2002 period. This increase is primarily due to the movement of larger size shipments, partially offset by the elimination of the Company's CDL operation at the end of last fiscal year. International revenue increased by 10.1% to $16,741,579 for the six months ended December 31, 2003 from $15,206,870 for the 2002 period, mainly due to increased international air import freight volume.

          Cost of Transportation. Cost of transportation decreased to 66.4% of operating revenue for the six month period ended December 31, 2003, from 67.4% of operating revenue for the six month period ended December 31, 2002. This decrease was primarily due to a lower cost of transportation, as a percentage of sales, on domestic freight movements.

          Gross Profit. As a result of the factors described above, gross profit for the six month period ended December 31, 2003 increased to 33.6% from 32.6% of operating revenue for the corresponding 2002 period, a 3.1% increase. The increase is primarily due to increases in domestic gross profit margins.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 32.7% of operating revenue for the six months ended December 31, 2003 from 32.8% of operating revenue for the corresponding 2002 period. Within the Company's Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 16.7% of operating revenue for the six months ended December 31, 2003 and 17.0% for the six months ended December 31, 2002, a 1.8% decrease. Exclusive forwarder commission expense was 15.1% and 14.8% of operating revenue for the six months ended December 31, 2003 and 2002, respectively, a 2.0% increase resulting from increases in forwarder agent freight volume.

          Other Income. Other income of $1,447,699 for the six months ended December 31, 2002 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

          Net Profit. For the six months ended December 31, 2003, the Company realized a net profit of $202,263, compared to a net profit of $726,415 for the six months ended December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

          General. During the six months ended December 31, 2003, net cash used in operating activities was $670,469. Cash used in investing activities was $109,944, representing capital expenditures. Cash used for financing activities was $186,166, which primarily consisted of dividend payments associated with the Company's Class A and C preferred stock and repayments under the Company's accounts receivable financing facility.

          Capital expenditures. Capital expenditures for the six months ended December 31, 2003 were $109,944, representing capital expenditures.

          * GMAC Facility. The Company's Target subsidiary maintains a $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Credit LLC ("GMAC"), guaranteed by the Company. The interest rate of the GMAC Facility is prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0%, and after September 20, 2002 cannot be less than 5.0%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of December 31, 2003, there were outstanding borrowings of $7,357,178 under the GMAC Facility (which represented 73.6% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of $10,000,000. The GMAC Facility expires on January 14, 2005. The Company entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and most recently for an additional two-year term.

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

          * Working Capital Requirements. Cash needs of the Company are currently met by the Company's accounts receivable financing facility and cash on hand. As of December 31, 2003, the Company had $2,642,822 available under its $10 million accounts receivable financing facility and $3,032,466 in cash from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short terms. However, the Company's actual working capital needs for the long and short terms will depend upon numerous factors, including the Company's operating results, the cost of increasing the Company's sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

          The Company's balance sheet includes an asset in the amount of $11,239,917 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The Company obtained an independent valuation analysis completed during the second quarter ending December 2003 and 2002, and based on the valuations, the Company determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,239,917, and the Company's financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company's Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On  December  4,  2003,   the  Company  held  its  Annual  Meeting  of
Shareholders. The only matter submitted to the shareholders for a vote was the election of directors.

          The nominees submitted for election as directors were Michael Barsa, Christopher A. Coppersmith, Brian K. Coventry, Philip J. Dubato and Stuart Hettleman. At least 10,947,727 shares were voted in favor of each director, and no more than 254,803 shares were voted to withhold approval of any director. As a result, Messrs, Barsa, Coppersmith, Coventry, Dubato and Hettleman were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)      Exhibits:

Exhibit No.
-----------
3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated November 30, 1998, File No. 0-29754)
3.2       By-Laws  of  Registrant,  as amended  (incorporated  by  reference  to
          Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998, File No. 0-29754)
4.1 Certificate of Designations with respect to the Registrant's Class A Preferred Stock (contained in Exhibit 3.1)
4.2 Certificate of Designations with respect to the Registrant's Class B Preferred Stock (contained in Exhibit 3.1)
4.3 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)
4.4 Certificate of Designations with respect to the Registrant's Class D Preferred Stock (contained in Exhibit 3.1)
4.5 Certificate of Designations with respect to the Registrant's Class E Preferred Stock (contained in Exhibit 3.1)
10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial
          Credit LLC (successor by merger to BNY Financial Corp.), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to
          Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1999, File No. 0-29754)
10.3 Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, File No. 0-29754)
10.4 Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
10.5 Amendment to GMAC Facility Agreement, dated February 12, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.6 Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits 10.5, 10.6 and 10.7 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, and Exhibit 10.7 of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003, File No. 0-29754)
10.7(P)   Lease Agreement for Los Angeles Facility (incorporated by reference to
          Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
10.8 Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1      Section 1350 Certifications
99.1      Press Release dated February 11, 2004

(b)       Reports on Form 8-K:

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 11, 2004                 TARGET LOGISTICS, INC.
                                         Registrant


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


Date: February 11, 2004                           /s/ Stuart Hettleman
                                            ------------------------------------
                                            Stuart Hettleman
                                            Chief Executive Officer

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


Date: February 11, 2004                            /s/ Philip J. Dubato
                                            ------------------------------------
                                            Philip J. Dubato
                                            Chief Financial Officer

                                                                    Exhibit 32.1
                                                                    ------------

                           SECTION 1350 CERTIFICATIONS

          In connection with the Quarterly Report of Target Logistics, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2003 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  The information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company for the periods reflected therein.


Date: February 11, 2004                            /s/ Stuart Hettleman
                                            ------------------------------------
                                            Stuart Hettleman
                                            Chief Executive Officer


                                                  /s/ Philip J. Dubato
                                            ------------------------------------
                                            Philip J. Dubato
                                            Chief Financial Officer

                                                                    Exhibit 99.1
                                                                    ------------


FOR:            TARGET LOGISTICS, INC.

CONTACT:        Stuart Hettleman
                (410) 338-0127

KCSA            Joseph A. Mansi/Robert Greenberrg
CONTACT:        (212) 896-1205/(212) 896-1265
                jmansi@kcsa.com/emwangi@kcsa.com
                ---------------

                                                           FOR IMMEDIATE RELEASE

                        TARGET LOGISTICS, INC. ANNOUNCES
                  FISCAL SECOND QUARTER AND SIX MONTHS RESULTS

BALTIMORE, Md., February 11, 2004-- Target Logistics, Inc. (OTC BB: TARG) announced today results for the second fiscal quarter and six months ended December 31, 2003.

          Operating revenues for the second quarter were $33,033,922, compared with operating revenues of $32,319,371 reported in the second quarter of fiscal 2003. The Company reported net income for the fiscal second quarter of $153,902, or $0.0l per diluted share, compared with a net income of $1,179,124, or $0.09 per basic and $0.05 diluted share reported for the second quarter of fiscal 2003.

          For the fiscal six-month period ended December 31, 2003, operating revenues were $61,622,078 compared with operating revenues of $58,402,056, reported for the same period in fiscal 2003. Net income for the six months ended December 31, 2003 was $202,263, or $0.01 per diluted share, compared with a net income of $726,415, or $0.05 per basic and $0.03 per diluted share for the period ended December 31, 2002.

          Net income for the second quarter and six months ended December 31, 2002 includes $1,447,699 of "other income" which consists of non-recurring reversals of accruals for expenses, accruals for contingencies and accruals for accounts payable of previously closed and sold subsidiaries.

          Stuart Hettleman, President and Chief Executive Officer, said, "We are pleased with our performance and our continued improvement in revenue, gross profits margins and operating income for the first half of fiscal 2004. Operating income for the six months ended December 31, 2003 is $668,352 ahead of last year's fiscal six months and we have now had five consecutive profitable quarters. We expect that this trend will continue."

          Mr. Hettleman continued, "We will continue our strategy of containing expenses while working to increase revenue growth and gross profit margins. We have successfully integrated the acquisitions we have made and expect to seek additional acquisitions as we move forward. Our balance sheet is strong and will allow us the resources to continue our planned growth."

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

                     Target Logistics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                            Three Months Ended December 31,
                                                            -------------------------------
                                                                2003               2002
                                                                ----               ----

Operating revenues                                          $33,033,922        $32,319,371
Cost of transportation                                       22,102,596         21,534,361
                                                            -----------        -----------
     Gross profit                                            10,931,326         10,785,010
Selling, general and administrative
   expenses ("SG&A"):
     SG&A - Target subsidiary (exclusive
        forwarder commissions)                                5,150,733          4,979,403
SG&A - Target subsidiary                                      5,128,943          5,252,007
SG&A Corporate                                                  174,426            184,963
     Depreciation and amortization                              105,844            113,694
                                                            -----------        -----------
Selling, general and administrative expenses                 10,559,946         10,530,067

Operating income                                                371,380            254,943
Other income (expense):
     Interest (expense)                                         (92,332)           (94,084)
     Other income                                                     -          1,447,699
                                                            -----------        -----------

Income before taxes                                             279,048          1,608,558
     Provision for income taxes                                 125,146            429,434
                                                            -----------        -----------
Net income                                                  $   153,902         $1,179,124
                                                            ===========         ==========
Net Income per share attributable
   to common shareholders
     Basic                                                  $         -         $     0.09
                                                            ===========         ==========
     Diluted                                                $      0.01         $     0.05
                                                            ===========         ==========

Weighted average shares outstanding:
     Basic                                                   12,179,002         12,179,002
                                                             ==========         ==========
     Diluted                                                 19,717,041         21,845,657
                                                             ==========         ==========


                     Target Logistics, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                                             Six Months Ended December 31,
                                                             -----------------------------
                                                                2003               2002
                                                                ----               ----

Operating revenues                                          $61,622,078        $58,402,056
Cost of transportation                                       40,934,884         39,363,383
                                                            -----------        -----------
     Gross profit                                            20,687,194         19,038,673

Selling, general and administrative expenses ("SG&A"):
     SG&A - Target subsidiary (Exclusive
        forwarder commissions)                                9,315,530          8,664,640
SG&A - Target subsidiary                                     10,268,089          9,913,648
SG&A Corporate                                                  339,439            362,319
     Depreciation and amortization                              209,985            212,267
                                                            -----------        -----------
Selling, general and administrative expenses                 20,133,043         19,152,874

Operating income                                                554,151           (114,201)
Other income (expense):
     Interest ( expense)                                      (182,416)           (177,649)
     Other income                                                    -           1,447,699
                                                            -----------        -----------

Income before taxes                                             371,735          1,155,849
     Provision for income taxes                                 169,472            429,434
                                                            -----------        -----------
Net income                                                  $   202,263        $   726,415
                                                            ===========        ===========
Net Income per share attributable
   to common shareholders
     Basic                                                  $         -        $      0.05
                                                            ===========        ===========
     Diluted                                                $      0.01        $      0.03
                                                            ===========        ===========
Weighted average shares outstanding:
     Basic                                                   12,179,002         12,179,002
                                                            ===========        ===========
     Diluted                                                 18,929,966         23,242,771
                                                            ===========        ===========


                     Target Logistics, Inc. and Subsidiaries
                           Selected Balance Sheet Data


                                         December 31,         June 30,
                                             2003               2003
                                             ----               ----

Cash and Cash Equivalents                $ 3,032,446        $ 3,999,045

Total Current Assets                     $25,608,634        $22,414,096

Total Assets                             $40,246,874        $37,191,252

Current Liabilities                      $24,522,886        $21,550,790

Long Term Indebtedness                   $   104,059        $    61,130

Working Capital                          $ 1,085,748        $   863,306

Shareholders' Equity                     $15,619,929        $15,579,332



                                     # # #