Form 10-Q
period 2004-03-31
TARGET LOGISTICS INC
filed 2004-05-11
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29754

TARGET LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization	11-3309110 (I.R.S. Employer Identification No.)

500 Harborview Drive, Third Floor Baltimore, Maryland (Address of principal executive offices)	21230 (Zip Code)

Registrant’s telephone number, including area code: (410) 332-1598

Inapplicable
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [v]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [  ]   No  [v]

At May 10, 2004, the number of shares outstanding of the registrant’s common stock was 15,827,278.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TARGET LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	June 30, 2003
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3,776,637	$3,999,045
Accounts receivable, net of allowance for doubtful accounts of $1,094,709 and $882,132, respectively	19,295,228	17,600,722
Deferred income taxes	442,642	668,000
Prepaid expenses and other current assets	296,480	146,329

Total current assets	23,810,987	22,414,096
PROPERTY AND EQUIPMENT, net	432,605	508,876
OTHER ASSETS	1,066,570	1,266,772
DEFERRED INCOME TAXES	1,761,591	1,761,591
GOODWILL, net of accumulated amortization of $3,715,106	11,239,917	11,239,917

Total assets	$38,311,670	$37,191,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	4,489,022	$3,890,138
Accrued expenses	1,580,264	1,724,643
Accrued transportation expenses	8,666,308	8,262,487
Taxes payable	43,902	81,909
Note payable to bank	7,651,451	7,455,199
Dividends payable	49,167	110,270
Lease obligation-current portion	56,177	26,144

Total current liabilities	22,536,291	21,550,790
LEASE OBLIGATION-LONG-TERM	89,636	61,130

Total liabilities	$22,625,927	$21,611,920

COMMITMENTS AND CONTINGENCIES SHAREHOLDERS’ EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized, 320,696 shares issued and outstanding	3,206,960	3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized, 12,913,953 and 12,913,953 shares issued and outstanding, respectively	129,139	129,139
Paid-in capital	24,202,248	24,202,248
Accumulated deficit	(11,207,799)	(11,314,210)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)

Total shareholders’ equity	15,685,743	15,579,332

Total liabilities and shareholders’ equity	$38,311,670	$37,191,252

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31
	2004	2003
Operating revenues	$31,257,287	$25,657,889
Cost of transportation	21,260,040	16,721,872

Gross profit	9,997,247	8,936,017

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target subsidiary	3,938,802	3,893,077
SG&A - Target subsidiary	5,361,716	4,557,373
SG&A – Corporate	257,182	159,121
Depreciation and amortization	111,357	121,593

Selling, general and administrative expenses	9,669,057	8,731,164

Operating income	328,190	204,853
Other income (expense):
Interest expense	(96,323)	(86,183)

Income before income taxes	231,867	118,670
Provisions for income taxes	116,886	50,718

Net income	$114,981	$67,952

Income per share attributable to common shareholders:
Basic:	$0.01	—

Diluted:	$0.01	—

Weighted average shares outstanding:
Basic:	12,179,002	12,179,002

Diluted:	16,907,192	19,284,660

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Nine months ended March 31
	2004	2003
Operating revenues	$92,879,365	$84,059,945
Cost of transportation	62,194,924	56,085,255

Gross profit	30,684,441	27,974,690

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target subsidiary	13,254,332	12,557,717
SG&A - Target subsidiary	15,629,805	14,471,021
SG&A – Corporate	596,621	521,440
Depreciation and amortization	321,342	333,860

Selling, general and administrative expenses	29,802,100	27,884,038

Operating income	882,341	90,652
Other income:
Interest expense	(278,739)	(263,832)
Other Income (Note 8)	—	1,447,699

Income before income taxes	603,602	1,274,519
Provisions for income taxes	286,358	480,152

Net income	$317,244	$794,367

Income per share attributable to common shareholders:
Basic:	$0.01	$0.05

Diluted:	$0.02	$0.04

Weighted average shares outstanding:
Basic:	12,179,002	12,179,002

Diluted:	18,260,760	21,942,915

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2003 AND THE
NINE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-in	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, June 30, 2002	320,696	$3,206,960	12,913,953	$129,139	$24,202,248	(734,951)	($644,805)	($11,833,013)	$15,060,529
Cash dividends associated with the Class A and C Preferred Stock	—	—	—	—	—	—	—	(320,697)	(320,697)
Net income	—	—	—	—	—	—	—	839,500	839,500

Balance, June 30, 2003	320,696	$3,206,960	12,913,953	$129,139	$24,202,248	(734,951)	($644,805)	($11,314,210)	$15,579,332
Cash dividends associated with the Class A and C Preferred Stock	—	—	—	—	—	—	—	(210,833)	(210,833)
Net income	—	—	—	—	—	—	—	317,244	317,244

Balance, March 31, 2004	320,696	$3,206,960	12,913,953	$129,139	$24,202,248	(734,951)	($644,805)	($11,207,799)	$15,685,743

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$317,244	$794,367
Bad debt expense	758,815	472,695
Depreciation and amortization	321,342	333,860
Decrease in deferred tax asset	225,358	480,152
Adjustments to reconcile net income to net cash used in operating activities -
(Increase) decrease in accounts receivable	(2,453,321)	580,639
(Increase) decrease in prepaid expenses and other current assets	(150,151)	14,162
Decrease (increase) in other assets	200,202	(260,958)
Increase (decrease) in accounts payable and accrued expenses	703,491	(3,149,635)

Net cash used for operating activities	(77,020)	(734,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(128,243)	(218,513)
Asset Purchase Acquisition (Note 5)	—	(240,942)

Net cash used for investing activities	(128,243)	(459,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(271,936)	(271,937)
Borrowing from note payable to bank	87,995,059	86,382,259
Repayment of note payable to bank	(87,798,807)	(85,830,589)
Proceeds from (payment of) lease obligations	58,539	(17,469)

Net cash (used for) provided by financing activities:	(17,145)	262,264

Net (decrease) in cash and cash equivalents	($222,408)	($931,909)
CASH AND CASH EQUIVALENTS, beginning of the period	3,999,045	4,333,015

CASH AND CASH EQUIVALENTS, end of the period	$3,776,637	$3,401,106

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$299,619	$319,997
Income Taxes	$107,500	$2,360

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 2004 and their consolidated results of operations and cash flows for the three and nine months ended March 31, 2004 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the “Company”) Form 10-K for the year ended June 30, 2003.

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

Note 3 - Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company obtained an independent valuation analysis completed in January 2004, and based on the valuation, the Company determined that the goodwill was not impaired.

The independent valuation analysis is dependent on a discounted seven-year cash flow analysis.

The discounted cash flow analysis is dependent on the Company’s Target Logistic Services, Inc. (“Target”) subsidiary achieving certain future results. These include the following major assumptions: (a) Revenue growth of 4.5% for fiscal 2004, 7.5% for fiscal 2005 thru 2006 and 4.5% for fiscal 2007 thru 2010; (b) Gross Profit percentage increasing from 33.9% in fiscal 2004 to 34.1% in fiscal 2005, to 34.3% in fiscal 2006, and to 34.5% in fiscal 2007 and thereafter; (c) Operating expenses (excluding forwarder commissions) reducing from 17.2% in fiscal 2004 and 2005, to 17.1% in fiscal 2006, 2007 and 2008, and to 17.0% in fiscal 2009 and 2010; and (d) a 16.00% discount rate. While management believes that these are achievable, any downward variation in these major assumptions or in any other portion of the discounted cash flow analysis could negatively impact the overall valuation analysis.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The Company intends to perform an annual valuation analysis. Based on the results of these annual valuation analyses, the Company’s financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,239,917.

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

There were outstanding options to purchase 590,000 shares of common stock for the nine months ended March 31, 2004 and 2003. These options were included in the computation of diluted EPS for the nine months ended March 31, 2004, but were not included in the computation of diluted EPS for the nine months ended March 31, 2003 because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 - Asset Purchase Acquisition

On October 13, 2002, the Company’s Target subsidiary acquired the assets and certain liabilities of Cassady Air Transportation, Inc., a Columbus, Ohio based forwarder for a combination of an initial cash payment and an earn out structure over five years.

Note 6 – Stock-Based Compensation

The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees.” Under APB No. 25, the Company measures compensation cost for stock-based employee compensation plans based on the intrinsic value of the award at the date of grant. Intrinsic value is the excess of the fair value of the underlying stock over the amount an employee must pay to acquire the stock. For the three and nine-month periods ended March 31, 2004 and 2003, the Company recorded no expense for stock option grants under APB No. 25. The pro forma disclosure requirements of SFAS No. 148, “Accounting for Stock Based Compensation”, are not presented as the amounts are immaterial.

Note 7 - Reclassifications

Certain amounts in the prior years’ consolidated financial statements have been reclassified to conform with the 2004 presentation.

Note 8 - Other Income

During the Company’s fiscal years ended June 30, 1997 through 2001, the Company included reserves for accrued expenses, accounts payable and contingencies relating to subsidiaries of the Company that were either closed or sold. The Company determined that those reserves were no longer necessary. As a result, other income of $1,447,699 was recognized for the nine months ended March 31, 2003.

Note 9 – Subsequent Events

On April 23, 2004, the Company issued 122,946 shares of Class F, voting, cumulative, convertible preferred stock with a par value of $10.00 in exchange for 122,946 Class A preferred shares. The Class F Preferred Stock will pay cumulative cash dividends at an annual rate of $1.00 per share in cash or, at the option of the Company, in shares of Class F Preferred Stock, at the rate of $10.00 per share. The Company is prohibited from paying any cash dividends

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

on common stock unless all required Class F Preferred Stock dividends have been paid. Each share of Class F Preferred Stock may be converted at any time, at the option of the holder, into 25 shares of common stock. Class F Preferred Stock holders are entitled to a liquidation preference of $10.00 per share plus all accrued and unpaid dividends.

On April 23, 2004, the Company issued 3,448,276 shares of Common Stock upon completion of a $2,000,000 private placement of equity securities to a group of investors headed by Kinderhook Partners, LP. Kinderhook Partners, LP is an investment partnership affiliated with Geocapital Partners which is focused on making long-term investments in public companies.

On May 3, 2004, the Company’s Target subsidiary amended its $10 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company, for a three-year term ending March 31, 2007. Under the new terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through March 31, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the amended facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company’s current expectations with respect to its operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. Such statements are necessarily estimates reflecting the Company’s best judgment based upon current information and involve a number of risks and uncertainties. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from expectations are: (i) the Company’s historic losses and ability to maintain operating profitability, (ii) the Company’s ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (iii) competitive practices in the industries in which the Company competes, (iv) the Company’s dependence on current management, (v) the impact of current and future laws and governmental regulations affecting the transportation industry in general and the Company’s operations in particular, (vi) general economic conditions, and (vii) other factors which may be identified from time to time in the Company’s Securities and Exchange Commission filings and other public announcements. There can be no assurance that these and other factors will not affect the accuracy of such forward-looking statements.

OVERVIEW

     The Company generated operating revenues of $113.4 million, $93.5 million, and $90.1 million, and had a net profit of $0.8 million, a net loss of $0.9 million, and a net loss of $1.8 million for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. The results for the fiscal year ended June 30, 2003 include $1.4 million of other income resulting from a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries. The Company had earnings or (losses) before interest, taxes, depreciation and amortization (EBITDA) of approximately $2,114,000, $340,000, and ($1,424,000), for the fiscal years ended June 30, 2003, 2002, and 2001 respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. The Company excludes all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company’s results, it is not intended to replace any presentation included in the Company’s consolidated financial statements.

     For the three and nine months ended March 31, 2004, the revenue of the Company’s Target subsidiary increased by 21.8% and 10.5%, respectively, when compared to the prior year’s corresponding period. Target’s gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three and nine months ended March 31, 2004 decreased to 32.0% and 33.0% from 34.8% and 33.3%, respectively, for the three and nine months ended March 31, 2003. The decrease is primarily due to increased international air import freight volume which historically reflects a lower gross profit margin as a percentage of sales. Management continues to believe that the Company must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company’s employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three Months ended March 31, 2004 and 2003

     Operating Revenue. Operating revenue increased to $31.3 million for the three months ended March 31, 2004 from $25.7 million for the three months ended March 31, 2003, a 21.8% increase. Domestic revenue increased by 12.0% to $21,730,405 for the three months ended March 31, 2004 from $19,402,961 for the three months ended March 31, 2003. This increase is primarily due to the movement of larger size shipments, partially offset by the elimination of the Company’s Consumer Direct Logistics (“CDL”) operation at the end of last fiscal year. In addition, international revenue increased by 52.3% to $9,526,882 for the three months ended March 31, 2004 from $6,254,928 for the three months ended March 31, 2003, primarily due to increased international air import freight volume.

     Cost of Transportation. Cost of transportation increased to 68.0% of operating revenue for the three month period ended March 31, 2004, from 65.2% of operating revenue for the three month period ended March 31, 2003. This increase was primarily due to increased international air import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

     Gross Profit Margin. As a result of the factors described above, gross profit margin for the three month period ended March 31, 2004 decreased to 32.0% from 34.8% of operating revenue for the three month period ended March 31, 2003, a 8.0% decrease.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 30.9% of operating revenue for the three months ended March 31, 2004 from 34.0% of operating revenue for the three months ended March 31, 2003. Within the Company’s Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.2% of operating revenue for the three months ended March 31, 2004 and 17.8% for the three months ended March 31, 2003, a 3.4% decrease. Exclusive forwarder commission expense was 12.6% and 15.2% of operating revenue for the three months ended March 31, 2004 and 2003, respectively, a 17.1% decrease resulting from a reduction in forwarder agent gross profit margin.

     Net Profit. For the three months ended March 31, 2004, the Company realized a net profit of $114,981, compared to a net profit of $67,952 for the three months ended March 31, 2003.

Nine Months ended March 31, 2004 and 2003

     Operating Revenue. Operating revenue increased to $92.9 million for the nine months ended March 31, 2004 from $84.1 million for the nine months ended March 31, 2003, a 10.5% increase. Domestic revenue increased by 6.4% to $66,610,904 for the nine months ended March 31, 2004 from $62,598,147 for the nine months ended March 31, 2003. This increase is primarily due to the movement of larger size shipments, partially offset by the elimination of the Company’s CDL operation at the end of last fiscal year. In addition, international revenue increased by 22.4% to $26,268,461 for the nine months ended March 31, 2004 from $21,461,798 for the nine months ended March 31, 2003, primarily due to increased international air import freight volume.

     Cost of Transportation. Cost of transportation increased to 67.0% of operating revenue for the nine month period ended March 31, 2004 from 66.7% of operating revenue for the nine month period ended March 31, 2003. This increase was primarily due to increased international air import freight volume which historically reflects a higher cost of transportation, as a percentage of sales.

     Gross Profit Margin. As a result of the factors described above, gross profit margin for the nine month period ended March 31, 2004 decreased to 33.0% from 33.3% of operating revenue for the nine month period ended March 31, 2003, a 0.9% decrease.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 32.1% of operating revenue for the nine months ended March 31, 2004 from 33.2% of operating revenue for the nine months ended March 31, 2003. Within the Company’s Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 16.8% of operating revenue for the nine months ended March 31, 2004 and 17.2% for the nine months ended March 31, 2003, a 2.3% decrease. Exclusive forwarder commission expense was 14.3% and 14.9% of operating revenue for the nine months ended March 31, 2004 and 2003, respectively, a 4.0% decrease resulting from a reduction in forwarder agent gross profit margin.

     Other Income. Other income of $1,447,699 for the nine months ended March 31, 2003 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

     Net Profit. For the nine months ended March 31, 2004, the Company realized a net profit of $317,244, compared to a net profit of $794,367 for the nine months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

     General. During the nine months ended March 31, 2004, net cash used in operating activities was $77,020. Cash used in investing activities was $128,243, representing capital expenditures. Cash used for financing activities was $17,145, which primarily consisted of dividend payments associated with the Company’s Class A and C Preferred Stock.

     Capital expenditures. Capital expenditures for the nine months ended March 31, 2004 were $128,243, representing capital expenditures.

     GMAC Facility. The Company’s Target subsidiary maintains a $10 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company. The interest rate of the GMAC Facility is prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0%, and after September 20, 2002 cannot be less than 5.0%. Under the terms of the GMAC Facility, Target can borrow the lesser of $10 million or 85% of the eligible accounts receivable. The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of March 31, 2004, there were outstanding borrowings of $7,651,451 under the GMAC Facility (which represented 77.0% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $9,938,566. The Company entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and on September 20, 2002 for an additional two-year term. On May 3, 2004, the GMAC Facility was extended for an additional three-year term ending March 31, 2007 (refer to Note 9).

     Asset Purchase Acquisitions. On October 13, 2002, the Company’s Target subsidiary acquired the assets and certain liabilities of Cassady Air Transportation, Inc., a Columbus, Ohio based forwarder for a combination of an initial cash payment and an earn out structure over five years. The earn-out structure is strictly dependent on future profits achieved at the location acquired, and the Company has no minimum commitment or obligation. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

     Working Capital Requirements. Cash needs of the Company are currently met by the Company’s accounts receivable financing facility and cash on hand. As of March 31, 2004, the Company had $2,287,115 available under its $10 million accounts receivable financing facility and $3,776,637 in cash from operations and cash on hand. The Company believes that its current financial resources will be sufficient to finance its operations and obligations (current and long-term liabilities) for the long and short terms. However, the Company’s actual working capital needs for the long and short terms will depend upon numerous factors, including the Company’s operating results, the cost of increasing the Company’s sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

     The Company’s balance sheet includes an asset in the amount of $11,239,917 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The Company obtained an independent valuation analysis completed in January 2004 and in December 2002, and based on the valuations, the Company determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,239,917, and the Company’s financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

     During the Company’s fiscal years ended June 30, 1997 through 2001, the Company included reserves for accrued expenses, accounts payable and contingencies relating to subsidiaries of the Company that were either closed or sold. Following discussions with the Company’s Audit Committee, independent auditors and Company counsel, the Company determined that those reserves were no longer necessary. As a result, during the quarter ending December 31, 2002 the Company recognized $1,447,699 of other income. Had the Company not made the adjustment during the quarter ended December 31, 2002, the Company would have reported a net loss before taxes of $173,180 for the nine month period ended March 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

     The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.
3.1	Certificate of Incorporation of Registrant, as amended

3.2	By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1998, File No. 0-29754)

4.1	Certificate of Designations with respect to the Registrant’s Class C Preferred Stock (contained in Exhibit 3.1)

4.2	Certificate of Designations with respect to the Registrant’s Class F Preferred Stock (contained in Exhibit 3.1)

10.1	1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)

10.2	Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Finance LLC (successor by merger to GMAC Commercial Credit LLC), as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant (“GMAC Facility Agreement”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 1999, File No. 0-29754)

10.3	Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001, File No. 0-29754)

10.4	Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2003, File No. 0-29754)

10.5	Amendment to GMAC Facility Agreement, dated February 12, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)

10.6	Amendment to GMAC Facility Agreement, dated May 3, 2004

10.7	Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits 10.5, 10.6 and 10.7 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, and Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003, File No. 0-29754)

10.8(P)	Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)

10.9	Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Press Release dated May 11, 2004

(b) Reports on Form 8-K:

     On February 25, 2004, the Registrant filed a Current Report on Form 8-K reporting, under Item 9, the information the Registrant would be presenting in a series of meetings with private investors, some of which may constitute material non-public information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 11, 2004	TARGET LOGISTICS, INC. Registrant

/s/ Stuart Hettleman

President, Chief Executive Officer

/s/ Philip J. Dubato

Vice President, Chief Financial Officer