Form 10-K
period 2004-06-30
TARGET LOGISTICS INC
filed 2004-09-22
CIK 1009480

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004 or

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission file number:  0-29754

TARGET LOGISTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	11-3309110
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

500 Harborview Drive, Third Floor, Baltimore, Maryland	21230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 332-1598

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.
Yes ___ No X

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 9, 2004 was $3,332,458.

The number of shares of common stock outstanding as of September 9, 2004 was 15,827,278.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2004 Annual Meeting of Shareholders (to be filed).

TARGET LOGISTICS, INC. 2004 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS

Background

Target Logistics, Inc. (“we” or “the Company”) provides freight forwarding services and logistics services, through our wholly owned subsidiary, Target Logistic Services, Inc. (“Target”). Our principal executive office is located at 500 Harborview Drive, Third Floor, Baltimore, Maryland 21230, and our telephone number is 410-332-1598. Information about us may be obtained from our website www.targetlogistics.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, are available free of charge on the website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC’s EDGAR reporting system. Simply select the “Investors” menu item, then click on the “SEC Filings” link. The SEC’s EDGAR reporting system can also be accessed directly at www.sec.gov. The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970.

Description of Business

All of our services are provided through our Target subsidiary and its network of offices in 33 cities throughout the United States, including exclusive agency relationships in 20 cities. Our freight forwarding services involve arranging for the total transport of customers’ freight from the shipper’s location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. We concentrate on cargo shipments weighing more than 50 pounds requiring time definite delivery, and our average shipment weighs approximately 1,100 pounds. We also assemble bulk cargo and arrange for insurance. We also have international freight forwarding operations with a worldwide agent network providing coverage in over 70 countries. We have developed several niches in our industry, including fashion services, consumer direct logistics of oversized freight, the distribution of materials for the entertainment industry, and an expertise in material supply logistics to manufacturing concerns.

Operations

Movement of Freight. We do not own any airplanes or significant trucking equipment and we rely on independent contractors for the movement of our cargo. We utilize our expertise to provide forwarding services that are tailored to meet customer requirements. We arrange for transportation of customers’ shipments via commercial airlines, air cargo carriers, steamship lines, and, if delivery schedules permit, we make use of lower cost inter-city truck transportation services. We select the carrier for particular shipments on the basis of cost, delivery time and available cargo capacity. Through our advanced data processing system, we can provide, at no additional cost to the customer, value-added services such as electronic data interchange, computer based shipping and tracking systems and customized computer generated reports. Additionally, we provide cargo assembly and warehousing services.

The rates we charge our customers are based on destination, shipment weight and required delivery time. We offer graduated discounts for shipments with later scheduled delivery times and rates generally decrease in inverse proportion to the increasing weight of shipments. Due to the high volume of freight in our system, we are able to obtain favorable contract rates from carriers and we are often able to book freight space at times when available space is limited. When possible, we consolidate different customers’ shipments to reduce the customers’ cost of transportation.

Information Systems. An important component of our business strategy is to provide accurate and timely information to our management and customers. Accordingly, we have invested, and will continue to invest, substantial management and financial resources in developing these information systems.

We lease two HP 9000 mainframe computers and have a proprietary freight forwarding software system which we have named “TRACS”. TRACS is an integrated freight forwarding and financial management data processing system. It provides us with the information needed to manage our sourcing and distribution activities through either printed or electronic medium. Specifically, the TRACS system permits us to track the flow of a particular shipment from the point of origin through the transportation process to the point of delivery. We intend to continuously upgrade TRACS to enhance its ability to maintain a competitive advantage.

International Operations. Our international operations consist of air and ocean freight movements imported to and exported from our Target subsidiary’s network of offices in the United States. During the fiscal year ended June 30, 2004, our international freight forwarding accounted for 29.7% of our operating revenue.

Customers and Marketing

Our principal customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, computer software and wearing apparel. As of June 30, 2004, we had approximately 2,860 accounts.

We market our services through an organization of approximately 34 full-time salespersons and 40 independent sales agents supported by the sales efforts of senior management, and the operations staff in our Target subsidiary’s offices. We strongly promote team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. We staff each office with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. We believe that it is important to maintain frequent contact with our customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

We have and continue to develop expertise in several niches: fashion and entertainment and media. Our fashion services division targets chain retail and department store customers and provides specific expertise in handling fashion-related shipments. The fashion services division specializes in the movement of wearing apparel from manufacturing vendors to their department store customers located throughout the United States. Our Entertainment Media Logistics (EML) service provides logistic solutions to the film, entertainment and broadcast industries.

Many of our customers utilize more than one transportation provider. In soliciting new accounts, we use a strategy of becoming an approved carrier in order to demonstrate the quality and cost-effectiveness of our services. Using this approach, we have advanced our relationships with several of our major customers, from serving as a back-up freight services provider to primary freight forwarder.

Competition

Although there are no weight restrictions on our shipments, we focus primarily on cargo shipments weighing more than 50 pounds and requiring second-day delivery. As a result, we do not directly compete for most of our business with overnight couriers and integrated shippers of principally small parcels, such as United Parcel Service of America, Inc., Federal Express Corporation, DHL Worldwide Express, Inc., Airborne Freight Corporation and the United States Postal Service. However, some integrated carriers, such as Menlo Worldwide and Pittston BAX Group, Inc., primarily solicit the shipment of heavy cargo in competition with forwarders. Additionally, there is a developing trend among integrated shippers of primarily small parcels to solicit the shipment of heavy cargo.

There is intense competition within the freight forwarding industry. While the industry is highly fragmented, we most often compete with a relatively small number of forwarders who have nationwide networks and the capability to provide a full range of services similar to those we offer. These include EGL, Inc., Pilot Air Freight, Inc., SEKO Worldwide and Stonepath Group, Inc. There is also competition from passenger and cargo air carriers and trucking companies. On the international side of the business, we compete with forwarders that have a predominantly international focus, such as Exel plc, DHL and Kuehne Nagal International. All of these companies, as well as many other competitors, have substantially greater facilities, resources and financial capabilities than we have. We also face competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members’ shipments to obtain lower freight rates from carriers.

Employees

We and our Target subsidiary had approximately 224 full-time employees as of June 30, 2004. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

Regulation

Our freight forwarding business as an indirect air cargo carrier is subject to regulation by the United States Department of Transportation under the Federal Aviation Act. However, air freight forwarders (including Target) are exempted from most of that Act’s requirements by the Economic Aviation Regulations promulgated thereunder, but must adhere to certain rules, such as security requirements. Our foreign air freight forwarding operations are subject to regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

ITEM 2.  PROPERTIES

As of June 30, 2004, Target leased terminal facilities consisting of office and warehouse space in 13 cities located in the United States, and also utilized 20 offices operated by exclusive agents. These leased facilities range in size from approximately 1,000 square feet to approximately 100,000 square feet and consist of offices and warehouses with loading bays. All of these properties are leased from third parties. Our executive offices are located in Baltimore, Maryland. Target’s headquarters are located within the terminal facility in Los Angeles, California, and consists of approximately 100,000 square feet of floor space leased pursuant to the terms of a lease which expires in July 2005. Management believes that our current facilities are more than sufficient for our planned growth.

We have an additional 12 terminal facilities in the following locations:

Atlanta, Georgia	Houston, Texas
Charlotte, North Carolina	Memphis, Tennessee
Chicago, Illinois	Miami, Florida
Columbus, Ohio	Newark, New Jersey
Dallas, Texas	New York, New York
Greensboro, North Carolina	Seattle, Washington

ITEM 3.  LEGAL PROCEEDINGS

From time to time, our Target subsidiary is involved in legal matters or named as a defendant in legal actions arising from normal operations, or is presented with claims for damages arising out of its actions. Management believes that these matters will not have a material adverse effect on our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a listing of our executive officers as of June 30, 2004. There are no family relationships between any Directors and Officers of the Company.

NAME	AGE	POSITION

Stuart Hettleman	54	President and Chief Executive
		Officer

Philip J. Dubato	48	Vice President, Chief Financial
		Officer and Secretary

Christopher Coppersmith	54	President and Chief Executive Officer,
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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock, $.01 par value (the “Common Stock”) trades on the Over-The-Counter (OTC) market under the symbol TARG.

The following table shows the high and low sales prices of the Common Stock for each of the quarters during the fiscal years indicated, as available through the OTC market. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. There have been no dividends declared.

Fiscal Year Ended June 30, 2004
First Quarter	High	$0.75
	Low	$0.20

Second Quarter	High	$0.65
	Low	$0.35

Third Quarter	High	$0.90
	Low	$0.45

Fourth Quarter	High	$0.94
	Low	$0.50
Fiscal Year Ended June 30, 2003

First Quarter	High	$0.30
	Low	$0.13

Second Quarter	High	$0.40
	Low	$0.12

Third Quarter	High	$0.47
	Low	$0.16

Fourth Quarter	High	$0.75
	Low	$0.23

On September 9, 2004 there were 606 shareholders of record of our Common Stock. The closing price of the Common Stock on that date was $0.75 per share.

Class F Preferred Stock. On April 23, 2004, the Company issued 122,946 shares of Class F, voting, cumulative, convertible preferred stock with a par value of $10.00 in exchange for 122,946 Class A preferred shares, in reliance on the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended (“Securities Act”).

Each share of Class F Preferred Stock has a par or stated value of $10.00 per share. Holders of Class F Preferred Stock are entitled to receive, when, as and if declared by the Board of Directors out of legally available funds, dividends at an annual rate of $1.00 per share, payable semi-annually in arrears on June 30 and December 31 of each year, in cash or in shares of Class F Preferred Stock at the rate of $10.00 per share. Dividends accrue and are cumulative from the most recent date to which dividends have been paid. The Class F Preferred Stock has priority as to dividends over the Common Stock and all other series or classes of the Company’s stock that rank junior to the Class F Preferred Stock (“Junior Dividend Stock”). No dividend (other than dividends payable solely in Common Stock, Junior Dividend Stock or warrants or other rights to acquire Common Stock or Junior Dividend Stock) may be paid or set apart for payment on, and no purchase, redemption or other acquisition may be made by the Company of, the Common Stock or Junior Dividend Stock unless all accrued and unpaid dividends on the Class F Preferred Stock, including the full dividend for the then-current semi-annual dividend period, has been paid. In a case of the voluntary or involuntary liquidation, dissolution or winding up of the Company, holders of shares of Class F Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to stockholders an amount in cash equal to $10.00 per share, plus an amount equal to any accrued and unpaid dividends, whether or not declared, to the payment date, before any payment or distribution is made to the holders of Common Stock or any other series or class of stock that ranks junior as to liquidation rights to the Class F Preferred Stock. The holders of Class F Preferred Stock are entitled to vote on all matters presented to the holders of the Common Stock for vote. In exercising such voting rights, each outstanding share of Class F Preferred Stock is entitled to the number of votes which is equal to the number of shares of Common Stock into which a share of Class F Preferred Stock is convertible. Each holder of Class F Preferred Stock has the right, at the holder’s option, to convert any or all shares into shares of fully paid and nonassessable Common Stock, at the conversion rate of one share of Class F Preferred Stock for 25 shares of Common Stock. In the event of any change in the outstanding shares of Common Stock by reason of any share dividend or split, recapitalization or other similar corporate change, the conversion rate shall be accordingly adjusted. The right of such conversion may be exercised at the option of the holder of shares of Class F Preferred Stock at any time and from time to time. The Company has agreed to register for resale under the Securities Act any shares of Common Stock issued upon conversion of shares of the Class F Preferred Stock.

Sales of Common Stock. On April 23, 2004, the Company privately placed 3,448,276 shares of Common Stock for $2,000,000 to a group of investors headed by Kinderhook Partners, LP., and on April 30, 2004, the Company privately placed 200,000 shares of Common Stock for $120,000 to Benchmark Consulting, Inc. These securities were sold in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and regulation D promulgated thereunder. The proceeds from these sales were used for working capital and general corporate purposes.

ITEM 6.  SELECTED FINANCIAL DATA

TARGET LOGISTICS, INC.
(in thousands, except per share data)

	2004	2003	2002	2001	2000
Statement of Operations Data:
Operating revenue	$126,089	$113,381	$93,484	$90,143	$84,088
Cost of transportation	84,861	75,773	63,174	60,912	56,949
Gross profit	41,228	37,608	30,310	29,231	27,139
Selling, general & administrative expenses	39,467	36,941	29,969	30,655	27,194
Depreciation and Amortization	434	428	1,017	897	989
Operating income (loss)	$1,327	$239	$(676)	$(2,321)	$(1,044)
Other Income	—	1,448	—	—	—
Net income (loss)	$540	$840	$(935)	$(1,772)	$(1,197)
Net income (loss) per common share	$0.02	$0.04	$(0.10)	$(0.18)	$(0.14)

Balance Sheet Data:
Total assets	$41,176	$37,191	$37,388	$36,484	$36,669
Working capital	4,615	863	57	336	4,535
Current liabilities	23,282	21,551	22,293	20,440	18,474
Long-term indebtedness	75	61	34	34	92
Shareholders’ equity	$17,818	$15,579	$15,061	$16,010	$18,102

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and reflect our current expectations with respect to our operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, they include (i) our ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (ii) competitive practices in the industries in which we compete, (iii) our dependence on current management, (iv) the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular, (v) general economic conditions, and (vi) other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

We generated operating revenues of $126.1 million, $113.4 million, and $93.5 million, and had a net profit of $0.5 million, a net profit of $0.8 million, and a net loss of $0.9 million for the fiscal years ended June 30, 2004, 2003, and 2002, respectively. Net income for the year ended June 30, 2003 includes $1,447,699 in non-recurring reversals of accruals for expenses, accruals for contingencies and accruals for accounts payable of previously closed and sold subsidiaries

We had earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $1,760,276, $2,114,530, and $340,000, for the fiscal years ended June 30, 2004, 2003, and 2002, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

For the fiscal year ended June 30, 2004, the revenue of our Target subsidiary increased by 11.2% when compared to the fiscal year ended June 30, 2003. Target’s gross profit margin (i.e., gross operating revenue less cost of transportation expressed as a percentage of gross operating revenue) decreased to 32.7% for the fiscal year ended June 30, 2004 from 33.2% for the prior fiscal year. This decrease is primarily due to increased international air import freight volume which historically reflects a lower gross profit margin as a percentage of sales. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales generated by our employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

Our results for the year ended June 30, 2003 have been impacted by SFAS No. 142, “Goodwill and Other Intangible Assets” (see Note 3). Under this statement, from and after July 1, 2002, we may no longer amortize goodwill, including the goodwill included in the carrying value of investments accounted for using the equity method of accounting, and certain other intangible assets deemed to have an indefinite useful life. Therefore, the results for the year ended June 30, 2003 are not comparable to the results for the year ended June 30, 2002. In order to make the operating results for the year ended June 30, 2002 more comparable to the presentation of the operating results for the year ended June 30, 2003 and make an analysis of 2003 and 2002 more meaningful, the following discussion is based on financial information for the year ended June 30, 2002 prepared on a pro forma basis as if SFAS No. 142 had been applied for that period. Please refer to the Consolidated Statements of Operations contained in this Annual Report for a reconciliation of the differences between the GAAP and pro forma presentations of this information.

Results of Operations

Years ended June 30, 2004 and 2003

Operating Revenue. Operating revenue increased to $126.1 million for the year ended June 30, 2004 from $113.4 million for the year ended June 30, 2003, a 11.2% increase. Domestic revenue increased by 6.0% to $88,621,984 for the year ended June 30, 2004 from $83,610,134 for the prior fiscal year, due to the movement of larger size shipments, partially offset by the elimination of our Target subsidiary’s consumer direct logistics operation at the end of last fiscal year. In addition, international revenue increased by 25.9% to $37,467,077 for the 2004 fiscal year from $29,771,065 for the 2003 fiscal year, mainly due to increased international air import freight volume.

Cost of Transportation. Cost of transportation increased to 67.3% of operating revenue for the year ended June 30, 2004 from 66.8% of operating revenue for the 2003 fiscal year. This increase was primarily due to increased international air import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

Gross Profit. As a result of the factors described above, gross profit for the 2004 fiscal year decreased to 32.7% from 33.2% of operating revenue for the 2003 fiscal year, a 1.5% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 31.6% of operating revenue for the year ended June 30, 2004 from 33.0% of operating revenue for the 2003 fiscal year. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 16.7% of operating revenue for the 2004 fiscal year and 17.3% for the 2003 fiscal year, a 3.5% decrease. Exclusive forwarder commission expense was 14.0% and 14.6% of operating revenue for the 2004 and 2003 fiscal years, respectively.

Other Income. Other income of $1,447,699 for the year ended June 30, 2003 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

Net Profit. For the year ended June 30, 2004, we realized a net profit of $540,142, compared to a net profit of $839,500 for the year ended June 30, 2003.

Years ended June 30, 2003 and 2002

Operating Revenue. Operating revenue increased to $113.4 million for the year ended June 30, 2003 from $93.5 million for the year ended June 30, 2002, a 21.3% increase. Domestic revenue increased by 20.0% to $83,610,134 for the year ended June 30, 2003 from $69,652,711 for the prior fiscal year, due to increased domestic freight volume. In addition, international revenue increased by 24.9% to $29,771,065 for the 2003 fiscal year from $23,831,028 for the 2002 fiscal year, mainly due to increased international air import and export freight volume.

Cost of Transportation. Cost of transportation decreased to 66.8% of operating revenue for the year ended June 30, 2003 from 67.6% of operating revenue for the prior fiscal year. This decrease was primarily due to a lower cost of transportation, as a percentage of sales, on domestic freight movements.

Gross Profit. As a result of the factors described above, gross profit for the year ended June 30, 2003 increased to 33.2% from 32.4% of operating revenue for the 2002 fiscal year, a 2.5% increase. This increase is primarily due to increases in domestic gross profit margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 33.0% of operating revenue for the year ended June 30, 2003 from 32.5% of operating revenue for the pro forma year ended June 30, 2002. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.3% of operating revenue for the 2003 fiscal year and 16.7% for the 2002 fiscal year, a 3.6% increase. This increase was primarily due to expenses incurred at Target’s new Columbus, Ohio terminal (see “Liquidity and Capital Resources - Asset Purchase Acquisitions”, below). Exclusive forwarder commission expense was 14.6% of operating revenue for each of the years ended June 30, 2003 and 2002.

Other Income. Other income of $1,447,699 for the year ended June 30, 2003 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

Net Profit. For the year ended June 30, 2003, we realized a net profit of $839,500, compared to a net loss of ($338,659) for the pro forma year ended June 30, 2002.

Liquidity and Capital Resources

General. During the 2004 fiscal year, net cash provided by operating activities was $192,719. Cash used in investing activities was $135,569 representing capital expenditures. Cash provided by financing activities was $1,840,683, which primarily consisted of the issuance, on April 23, 2004, of 3,448,276 shares of the Company’s Common Stock upon completion of a $2,000,000 private placement of equity securities.

Capital expenditures. Capital expenditures for the 2004 fiscal year were $135,569.

GMAC Facility. On May 3, 2004, the Company’s Target subsidiary amended its $10 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company, for a three-year term ending March 31, 2007. Under the new terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through March 31, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the amended facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly,), prime plus one-half of one percent (0.50%). Prior to the May 3, 2004 amendment, the interest rate of the GMAC Facility was prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0%, and from September 20, 2002 through May 2, 2004 could not be less than 5.0%. The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of June 30, 2004, there were outstanding borrowings of $7,572,116 under the GMAC Facility (which represented 60.0% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $12,723,945. We entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and on September 20, 2002 for an additional two-year term. On May 3, 2004, the GMAC Facility was extended for an additional three-year term ending March 31, 2007.

Asset Purchase Acquisitions. On November 30, 2001, February 11, 2002, and October 13, 2002, our Target subsidiary acquired the assets and certain liabilities of SDS Logistics, a Newark, New Jersey based forwarder, Air America Freight Service, Inc., an Atlanta, Georgia based forwarder, and Cassady Air Transportation, Inc., a Columbus, Ohio based forwarder, respectively, in each instance for a combination of an initial cash payment and an earn out structure over five years. The earn-out structures are strictly dependent on future profits achieved at the location acquired, and we have no minimum commitment or obligation. We do not expect that the earn-out payments will have a material impact on our liquidity.

Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the accounts receivable financing facility and cash on hand. As of June 30, 2004, we had $5,151,829 available under our $13 million accounts receivable financing facility and approximately $5,896,878 in cash from operations and cash on hand. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, and, competition, none of which can be predicted with certainty.

Inflation

We do not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on our operations.

Contractual Obligations and Commitments

Contractual Obligations and Commitments. The following table presents, as of June 30, 2004, our significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in Note 10 to the consolidated financial statements.

	Payments Due by Fiscal Year (in thousands)
	2005	2006	2007	2008	Total

Amounts reflected in Balance Sheet:
Capital lease obligations (1)	$65	$51	$24	$2	$142
Other amounts not reflected in Balance Sheet:
Operating leases (2)	1,193	420	146	14	1,773
Total	$1,258	$471	$170	$16	$1,915

(1)	Capital lease obligations represent principal and interest payments.
(2)	Operating leases represent future minimum lease payments under non-cancelable operating leases (primarily the rental of premises) at June 30, 2004. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.

Critical Accounting Policies

Our accounting policies are more fully described in Note 3 of the Notes to the Consolidated Financial Statements, starting on page F-7. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates.

During our fiscal years ended June 30, 1997 through 2001, we included reserves for accrued expenses, accounts payable and contingencies relating to our subsidiaries that were either closed or sold. Following discussions with our Audit Committee, independent auditors and Company counsel, we determined that those reserves were no longer necessary. As a result, during the fiscal year ended June 30, 2003, we recognized $1,447,699 of other income. Had we not made the adjustment during the 2003 fiscal year, we would have reported a net loss before taxes of $103,790 for the 2003 fiscal year.

Our balance sheet includes an asset in the amount of $11,239,917 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. We obtained an independent valuation analysis completed in January 2004, and based on the valuations, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,239,917, and our financial statements would reflect the reduction. For additional description, please refer to Note 2 to our Notes to the audited Consolidated Financial Statements contained in this Annual Report.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, Consolidation of Variable Interest Entities, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities ” and is effective for contracts entered into or modified after June 30, 2003. This Statement amends Statement 133 for decisions made (i) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (ii) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The adoption of this pronouncement did not have a material effect on the financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The adoption of this pronouncement did not have a material effect on the financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, “Employers’ Accounting for Pensions ,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement did not have a material impact to the Company’s financial statements.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal financial instrument is long-term debt under the GMAC Facility which provides for an interest rate, that can be adjusted quarterly, of either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the GMAC Facility. A significant rise in the prime rate could materially adversely affect our business, financial condition and results of operations. At June 30, 2004, an aggregate principal amount of $7,572,116 was outstanding under the GMAC Facility bearing interest at an annual rate of 5.0%. If principal amounts outstanding under the GMAC Credit Facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $37,861 in interest in that year. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are included in our Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance With Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information. The following table provides information, as of June 30, 2004, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	596,957*	$1.22	910,000
Equity compensation plans not approved by security holders	0	0	0
Total	596,957*	$1.22	910,000

* Of this amount, 590,000 shares are issuable pursuant to options granted under the Company’s 1996 Stock Option Plan, and 6,957 shares are issuable pursuant to options otherwise granted prior to the Company’s initial public offering in 1996.

The balance of the information required by this item is is incorporated herein by reference to the sections captioned “Beneficial Ownership” and “Information Regarding Share Ownership of Management” in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Management” in the Proxy Statement.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section captioned “Independent Public Accountants” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements
Page
Report of Registered Independent Public Accounting Firm	F-1
Consolidated Balance Sheets as of June 30, 2004 and 2003	F-2
Consolidated Statements of Operations for the Years Ended June 30, 2004, 2003, and 2002	F-3
Consolidated Statements of Shareholders’ Equity for the Years Ended
June 30, 2004, 2003, and 2002	F-4
Consolidated Statements of Cash Flows for the Years Ended June 30, 2004, 2003, and 2002	F-5
Notes to Consolidated Financial Statements	F-7

(a) 2. Financial Statement Schedules

Schedule II - Schedule of Valuation and Qualifying Accounts	S-1

All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3.  Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit No.
3.1	Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)
3.2	By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)
4.1	Certificate of Designations with respect to the Registrant’s Class C Preferred Stock (contained in Exhibit 3.1)
4.2	Certificate of Designations with respect to the Registrant’s Class F Preferred Stock (contained in Exhibit 3.1)
4.3	Subscription Agreement of Kinderhook Partners, L.P., dated April 23, 2004*
4.4	Subscription Agreement of Benchmark Consulting, Inc., dated April 30, 2004*
10.1	1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.2	Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC, as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant (“GMAC Facility Agreement”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999, File No. 0-29754)
10.3	Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000, File No. 0-29754)
10.4	Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, File No. 0-29754)
10.5	Amendment to GMAC Facility Agreement, dated February 12, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.6	Amendment to GMAC Facility Agreement, dated May 3, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)

10.7	Employment Agreement dated June 24, 1996 between the Registrant and Stuart Hettleman, as amended (incorporated by reference to Exhibits 10.5, 10.6 and 10.7 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, and Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003, File No. 0-29754)
10.8 (P)	Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
10.9	Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
14	Code of Business Conduct and Ethics*
21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
23	Consent of Stonefield Josephson, Inc.*
31.1	Rule 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release issued September 20, 2004*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TARGET LOGISTICS, INC.

Date: September 20, 2004	By:	/s/ Stuart Hettleman
Stuart Hettleman President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart Hettleman	President, Chief Executive	September 20, 2004
Stuart Hettleman	Officer and Director

/s/ Michael Barsa	Director	September 20, 2004
Michael Barsa

/s/ Stephen J. Clearman	Director	September 20, 2004
Stephen J. Clearman

/s/ Brian K. Coventry	Director	September 20, 2004
Brian K. Coventry

/s/ Christopher Coppersmith	Director	September 20, 2004
Christopher Coppersmith

/s/ Philip J. Dubato	Vice President, Chief	September 20, 2004
Philip J. Dubato	Financial Officer,
Principal Accounting Officer
and Director

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

The Board of Directors
Target Logistics, Inc.
Baltimore, Maryland

We have audited the consolidated balance sheets of Target Logistics, Inc. (a Delaware corporation) and subsidiaries, as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Target Logistics, Inc. and subsidiaries, as of June 30, 2004 and 2003, and the results of its operations and their consolidated cash flows for the years ended June 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
August 18, 2004

TARGET LOGISTICS, INC. CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2004	June 30, 2003
CURRENT ASSETS:
Cash and cash equivalents	$5,896,878	$3,999,045
Accounts receivable, net of allowance for doubtful accounts of $989,974 and $882,132, respectively	20,505,947	17,600,722
Deferred income taxes	1,394,000	668,000
Prepaid expenses and other current assets	100,348	146,329
Total current assets	27,897,173	22,414,096
PROPERTY AND EQUIPMENT, NET	386,138	508,876
OTHER ASSETS	977,700	1,266,772
DEFERRED INCOME TAXES	674,658	1,761,591
GOODWILL, net of accumulated amortization of $3,715,106 and $3,715,106, respectively	11,239,917	11,239,917
Total assets	$41,175,586	$37,191,252

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,492,664	$3,890,138
Accrued expenses	1,814,628	1,724,643
Accrued transportation expenses	9,214,874	8,262,487
Line of credit	7,572,116	7,455,199
Dividends payable	110,472	110,270
Taxes payable	20,520	81,909
Lease obligation – current portion	57,193	26,144
Total current liabilities	23,282,467	21,550,790
LEASE OBLIGATION — LONG TERM	74,950	61,130
Total liabilities	$23,357,417	$21,611,920

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized, 320,696 shares issued and outstanding	3,206,960	3,206,960
Common Stock, $.01 par value; 30,000,000 shares authorized, 16,562,229 and 12,913,953 shares issued and outstanding, respectively	165,622	129,139
Paid-in capital	26,285,765	24,202,248
Stock subscription note receivable	(100,000)	—
Accumulated deficit	(11,095,373)	(11,314,210)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	17,818,169	15,579,332
Total liabilities and shareholders’ equity	$41,175,586	$37,191,252

The accompanying notes are an integral part of these consolidated balance sheets.

TARGET LOGISTICS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002 Pro Forma*	Year Ended June 30, 2002

OPERATING REVENUES:	$126,089,061	$113,381,199	$93,483,739	$93,483,739

COST OF TRANSPORTATION:	84,860,655	75,773,354	63,173,982	63,173,982

GROSS PROFIT:	41,228,406	37,607,845	30,309,757	30,309,757

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”):
SG&A - Target subsidiary	21,028,782	19,654,757	15,600,538	15,600,538
SG&A - Target subsidiary (Exclusive forwarder commissions)	17,606,032	16,502,352	13,620,593	13,620,593
SG&A - Corporate	833,316	783,905	748,411	748,411
Depreciation and amortization	433,544	428,031	420,819 **	1,016,687
Selling, general and administrative expenses	39,901,674	37,369,045	30,390,361	30,986,229

Operating income (loss)	1,326,732	238,800	(80,604)	(676,472)

OTHER INCOME (EXPENSE):
Interest (expense)	(346,517)	(342,590)	(258,055)	(258,055)
Other income	—	1,447,699	—	—

Income (loss) before income taxes	980,215	1,343,909	(338,659)	(934,527)
Provision (benefit) for income taxes	440,073	504,409	—	—
Net income (loss)	540,142	$839,500	$(338,659)	$(934,527)

Income (loss) per share attributable to common shareholders:
Basic	$0.02	$0.04	($0.05)	($0.10)
Diluted	$0.03	$0.04	—	—

Weighted average shares outstanding:
Basic	12,815,859	12,179,002	11,953,797	11,953,797
Diluted	18,622,651	20,673,589	—	—

*      Pro Forma. Under FASB No. 142 (see Note 3), adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the years ended June 30, 2003 and 2002, pro forma statements for the year ended June 30, 2002 are presented supplementally as if FASB 142 had been applied for that period.

** Reflects the exclusion of goodwill amortization expense in the amount of $595,868 for the year ended June 30, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

	Preferred Stock		Common Stock		Additional Paid-In Capital	Stock Subscription Note Receivable	Treasury Stock		Accumulated Deficit
	Shares	Amount	Shares	Amount			Shares	Amount		Total

Balance, June 30, 2001	320,696	$3,206,960	12,613,953	$126,139	$23,905,248	—	(734,951)	$(644,805)	$(10,583,382)	$16,010,160

Cash dividends associated with the Class A and C Preferred Stock	—	—	—	—	—	—	—	—	(315,104)	(315,104)

Common Stock issued pursuant to Subscription Agreements	—	—	300,000	3,000	297,000	—	—	—	—	300,000
Net loss	—	—	—	—	—	—	—	—	(934,527)	(934,527)
Balance, June 30, 2002	320,696	$3,206,960	12,913,953	$129,139	$24,202,248	—	(734,951)	$(644,805)	$(11,833,013)	$15,060,529
Cash dividends associated with the Class A and C Preferred Stock	—	—	—	—	—	—	—	—	(320,697)	(320,697)

Net income	—	—	—	—	—	—	—	—	839,500	839,500
Balance, June 30, 2003	320,696	$3,206,960	12,913,953	$129,139	$24,202,248	—	(734,951)	$(644,805)	$(11,314,210)	$15,579,332

Cash dividends associated with the Class A, C and F Preferred Stock	—	—	—	—	—	—	—	—	(321,305)	(321,305)

Common Stock issued in conjunction with a private placement	—	—	3,448,276	34,483	1,965,517	—	—	—	—	2,000,000
Common Stock issued pursuant to Subscription Agreement	—	—	200,000	2,000	118,000	—	—	—	—	120,000
Stock subscription note receivable	—	—	—	—	—	(100,000)	—	—	—	(100,000)
Net income	—	—	—	—	—	—	—	—	540,142	540,142
Balance, June 30, 2004	320,696	$3,206,960	16,562,229	$165,622	$26,285,765	$(100,000)	(734,951)	$(644,805)	$(11,095,373)	$17,818,169

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002 Pro Forma*	Year Ended June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$540,142	839,500	$(338,659)**	$(934,527)
Bad debt expense	941,791	702,446	341,090	341,090
Depreciation and amortization	433,549	428,031	420,819 **	1,016,687
Deferred income tax	360,933	504,409	—	—
Services performed pursuant to stock subscription agreement	20,000	—	—	—
Adjustments to reconcile net income (loss) to net cash used in operating activities—
(Increase) decrease in accounts receivable	(3,847,016)	(1,199,069)	(2,498,395)	(2,498,395)
Decrease (increase) in prepaid expenses and other current assets	45,981	164,214	(122,408)	(122,408)
Increase (decrease) in other assets	113,830	(179,142)	45,270	45,270
Increase (decrease) in accounts payable and accrued expenses	1,583,509	(2,209,574)	1,836,445	1,836,445
Net cash provided by (used for) operating activities	192,719	(945,185)	(315,838)	(315,838)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(135,569)	(265,160)	(311,287)	(311,287)
Asset Purchase Acquisitions (Note 5)	—	(240,942)	(528,663)	(528,663)
Net cash used for investing activities	(135,569)	(506,102)	(839,950)	(839,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Private Placement	2,000,000	—	—	—
Dividends paid	(321,103)	(320,697)	(315,104)	(315,104)
Borrowing from line of credit	118,933,320	113,843,212	87,585,081	87,585,081
Repayment of line of credit	(118,816,403)	(112,381,488)	(87,271,518)	(87,271,518)
Proceeds (payment) of lease obligations	44,869	(23,710)	3,451	3,451
Net cash provided by financing activities	1,840,683	1,117,317	1,910	1,910

Net increase/(decrease) in cash and cash equivalents	1,897,833	(333,970)	(1,153,878)	(1,153,878)

CASH AND CASH EQUIVALENTS, beginning of year	3,999,045	4,333,015	5,486,893	5,486,893
CASH AND CASH EQUIVALENTS, end of year	$5,896,878	$3,999,045	$4,333,015	$4,333,015

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$385,823	$412,334	$382,320	$382,320
Income taxes	$148,120	$3,740	$800	$800

* Pro Forma. Under FASB No. 142 (see Note 3), adopted by the Company on July 1, 2002, goodwill and certain intangibles are not amortized into results of operations. In order to enhance comparability of the years ended June 30, 2003 and 2002, pro forma statements for the year ended June 30, 2002 are presented supplementally as if FASB 142 had been applied for that period.

** Reflects the exclusion of goodwill amortization expense in the amount of $595,868 for the year ended June 30, 2002.

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002

Issuance of 200,000 shares of Common Stock pursuant to Subscription Agreement	$120,000	—	—
Issuance of 300,000 shares of Common Stock pursuant to Subscription Agreements	—	—	$300,000

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

1. BUSINESS

Target Logistics, Inc. (“Company”) provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Logistic Services, Inc. (“Target”). The Company has a network of offices in 33 cities throughout the United States. The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970.

The Company’s freight forwarding services involve arranging for the total transport of customers’ freight from the shipper’s location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds requiring time definite delivery, and has an average shipment weighing approximately 1,100 pounds. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 33 cities throughout the United States, including exclusive agency relationships in 20 cities. The Company has international freight forwarding operations with a worldwide agent network providing coverage in over 70 countries. The Company has developed several niches including fashion services, the distribution of materials for the entertainment industry, and an expertise in material supply logistics to manufacturing concerns.

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

Principles of Consolidation

For the fiscal years ended June 30, 2004, 2003 and 2002, the consolidated financial statements include the accounts of the Company, Target, and other inactive subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may be not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on July 1, 2002. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2004.

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

Goodwill

Goodwill represents the excess of cost over net assets acquired and was amortized on a straight-line basis over 25 years.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company obtained an independent valuation analysis completed in January 2004, and based on the valuation, the Company determined that the goodwill was not impaired. The Company amortized approximately $596,000 of goodwill for the fiscal year ended June 30, 2002.

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

The Company performs an annual valuation analysis. Based on the results of these annual valuation analyses, the Company’s financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,239,917.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes”. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in the period that the tax change occurs.

Stock Options

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation expense relating to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation ”, and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more readily determinable.

The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at market value (Note 3). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been increased to the following pro forma amounts:

	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
Net income (loss):
As Reported	$540,142	$839,500	$(934,527)
Pro Forma	$520,782	$820,140	$(953,204)

Basic EPS:
As Reported	$0.02	$0.04	$(0.10)
Pro Forma	$0.02	$0.04	$(0.10)

Diluted EPS:
As Reported	$0.03	$0.04	—
Pro Forma	$0.03	$0.04	—

The effects of applying SFAS No. 123 in the pro forma disclosure are not indicative of future amounts as additional awards in future years are anticipated.

Revenue Recognition

In accordance with EITF 91-9 “Revenue and Expense Recognition for Freight Services in Process”, revenue from freight forwarding is recognized upon completed delivery of goods, and direct expenses associated with the cost of transportation are accrued concurrently. Ongoing provision is made for doubtful receivables, discounts, returns and allowances.

The Company recognizes revenue on a gross basis, in accordance with Emerging Issues Task Force (EITF) 99-19, “Reporting Revenue Gross versus Net”, as a result of the following: Target is the primary obligor responsible for providing the service desired by the customer and is responsible for fulfillment, including the acceptability of the service(s) ordered or purchased by the customer. The prices charged by Target to its customers are set by Target in its sole discretion and Target is not required to obtain approval or consent from any other party in establishing its prices. Target has multiple suppliers for the services it sells to a customer and Target has the absolute and complete discretion and right to select the supplier that will provide the product(s) or service(s) ordered by a customer, including changing the supplier on a shipment by shipment basis. Target, in most cases, does determine the nature, type, characteristics, and specifications of the service(s) ordered by the customer. Target assumes credit risk for the amount billed to the customer.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are not held as collateral, and which are purchased with an original maturity of three months or less, to be cash equivalents.

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

Per Share Data

Basic income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders less preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities. Diluted loss per share has not been presented for the year ended June 30, 2002 since the inclusion of outstanding convertible preferred stock and stock options would be antidilutive.

The following table summarizes the equivalent number of common shares assuming the related securities that were outstanding as of June 30, 2002 had been converted, but not included in the calculation of diluted loss per share as such shares are antidilutive:

June 30, 2002
Convertible preferred stock	9,983,626
Stock Options	576,957
Stock Warrants	—

Antidilutive securities	10,560,583

Options to purchase 95,000, 590,000, and 576,957, shares of common stock for the years ended June 30, 2004, 2003 and 2002, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

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

Foreign Currency Transactions

In the normal course of business the Company has accounts receivable and accounts payable that are transacted in foreign currencies. The Company accounts for transaction differences in accordance with Statement of Financial Accounting Standard Number 52, “Foreign Currency Translation”, and accounts for the gains or losses in operations. For all periods presented, these amounts were immaterial to the Company’s operations.

Reclassifications

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform with the 2003 and 2004 presentation.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. During October 2003, the FASB issued Staff Position No. FIN 46 deferring the effective date for applying the provisions of FIN 46 until the end of the first interim or annual period ending after December 31, 2003, if the variable interest was created prior to February 1, 2003 and the public entity has not issued financial statements reporting such variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, (FIN-46R), primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, Consolidation of Variable Interest Entities, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. While FIN-46R modifies or clarifies various provisions of FIN-46, it also incorporates many FASB Staff Positions previously issued by the FASB. The adoption of this pronouncement did not have a material effect on the financial statements of the Company.

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities ” and is effective for contracts entered into or modified after June 30, 2003. This Statement amends Statement 133 for decisions made (i) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (ii) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The adoption of this pronouncement did not have a material effect on the financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, “Elements of Financial Statements”. The remaining provisions of this Statement are consistent with FASB’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While FASB still plans to revise that definition through an amendment to Concepts Statement 6, FASB decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The adoption of this pronouncement did not have a material effect on the financial statements.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, “Employers’ Accounting for Pensions ,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The adoption of this pronouncement did not have a material impact to the Company’s financial statements.

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of EITF 03-1 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

3. STOCK OPTION PLAN

In June 1996, the Board of Directors of the Company adopted the Amertranz Worldwide Holding Corp. 1996 Stock Option Plan (“1996 Plan”), which was subsequently approved by shareholders. The 1996 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company’s common stock to be acquired by the holders of said awards. The awards can take the form of incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”) and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company’s outstanding common stock must be granted an option price at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.10 to $6.00 and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. At June 30, 2004, 437,957 stock options granted to employees and directors were exercisable.

Prior to the adoption of the 1996 Plan, there were 224,399 options granted to purchase common stock at exercise prices ranging from $0.048 to $0.408. These options were granted pursuant to the terms of the Asset Exchange Agreement. At each of June 30, 2004, 2003 and 2002, 6,957 of these options were outstanding and exercisable.

The following table reflects activity under the plan for the three-year period ended June 30, 2004:

	Year Ended June 30, 2004		Year Ended June 30, 2003		Year Ended June 30, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	596,957	1.22	576,957	1.22	576,957	1.24
Granted	—	—	20,000	0.50	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Cancelled	—	—	—	—	—	—

Outstanding at end of year	596,957	1.22	596,957	1.22	576,957	$1.24
Exercisable at end of year	522,957	1.32	437,957	1.48	356,957	$1.70

The per share weighted average fair value of stock options granted during 2003 was $0.20. No stock options were granted during 2002 or 2004.

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2003
Risk-Free Interest Rates	4.05%
Expected Lives	5
Expected Volatility	477%
Expected Dividend Yields	0.00%

No stock options were granted during 2002 and 2004 so Black-Scholes information has not been presented.

The following table summarizes information about stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 6/30/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/04	Weighted Average Exercise Price

$0.04 - $1.13	521,957	5.89	$0.53	447,957	$0.54
$4.00 - $6.00	75,000	2.00	$6.00	75,000	$6.00
$0.04 - $6.00	596,957	5.50	$1.22	522,957	$1.32

4. PROPERTY AND EQUIPMENT, NET

	June 30, 2004	June 30, 2003
Property and Equipment consists of the following:
Furniture and fixtures	$888,419	$883,650
Furniture and fixtures - Capital Lease	153,173	140,098
Computer Equipment	374,083	351,172
Computer Equipment - Capital Lease	623,134	533,843
Computer Software	438,339	437,278
Leasehold Improvements	386,176	381,714
Vehicles	2,500	2,500
	2,865,824	2,730,255
Less: Accumulated depreciation and amortization (a)	(2,479,686)	(2,221,379)
	$386,138	$508,876

(a)	Includes accumulated depreciation and amortization of capital lease assets of $608,688 and $548,482 for the year ended June 30, 2004 and 2003, respectively.

5. ASSET PURCHASE ACQUISITIONS

On October 13, 2002, the Company’s Target subsidiary acquired the assets and certain liabilities of Casady Air Transportation, Inc., a Columbus, Ohio based forwarder for a combination of an initial cash payment and an earn out structure over five years.

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

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

The earn-out structures are strictly dependent on future profits achieved at the location acquired, and the Company has no minimum commitment or obligation. The Company does not expect that the earn-out payments will have a material impact on its overall financial results.

6. OTHER ASSETS

As of June 30, 2004 and 2003, the Company’s Target subsidiary had long-term other assets of $977,700 and $1,266,772, respectively. The June 30, 2004 and June 30, 2003 balances include (i) $116,744 and $236,125, respectively, note receivable, net of a $95,422 reserve, due from an overseas agent, (ii) $200,000 and $200,000, respectively, note receivable due from an independent sales organization representing the Company’s Target subsidiary, (iii) $528,878 and $704,120, respectively, remaining amortization associated with asset purchase acquisitions (refer to Note 5), and (iv) $132,078 and $126,527, respectively, of outstanding security deposits.

The $116,744 note receivable is subject to interest at a rate of 7.0% and is for a four-year term. The $200,000 note receivable is subject to interest at the prime rate with principal repayments made once the monthly commission payments earned exceed an established threshold defined in the agreement between Target and the independent sales organization, upon termination of the agreement, or upon the sale of the rights under the agreement to Target.

7. DEBT

As of June 30, 2004 and 2003, long-term and short-term debt consisted of the following:

	June 30, 2004	June 30, 2003
Asset-based financing	$7,572,116	$7,455,199

During the years ended June 30, 2004 and 2003, the Company’s Target subsidiary (“Borrower”) maintained an Accounts Receivable Management and Security Agreement with GMAC Commercial Credit LLC (“GMAC”) whereby the Borrower can receive advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $13,000,000 since May 3, 2004 and $10,000,000 prior to that date. Since May 3, 2004, the credit line (“GMAC Facility”) is subject to interest at a rate of either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%), and prior to May 3, 2004 at a rate of prime plus one percent (1.0%). The prevailing prime rate as defined by GMAC was 4.0% as of June 30, 2004 and 2003. Under the GMAC Facility and prior to May 3, 2004, the interest rate could not be less than 5.0% per annum (and not less than 6.0% prior to September 20, 2002). At June 30, 2004 and 2003, the outstanding balance on the GMAC Facility was $7,572,116 and $7,455,199 which represented 60% and 80% of the approximate $12,723,945 and $9,347,165 available thereunder, respectively. At June 30, 2004, the remaining amount available under the GMAC Facility was approximately $5,151,829. GMAC has a security interest in all present and future accounts receivable, machinery and equipment and other assets of the Borrower and the GMAC Facility is guaranteed by the Company. The GMAC Facility expires on March 31, 2007.

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

8. SHAREHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2004, the authorized preferred stock of the Company is 2,500,000 shares. As of June 30, 2004, 320,696 shares of preferred stock are outstanding as follows:

	Class A (a)	Class C (b)	Class F (c)	Total
Balance at June 30, 2001	122,946	197,750	—	320,696
Issuances	—	—	—	—
Conversions	—	—	—	—

Balance at June 30, 2002	122,946	197,750		320,696
Issuances	—	—	—	—
Conversions	—	—	—	—

Balance at June 30, 2003	122,946	197,750	—	320,696

Issuances	—	—	122,946	122,946
Conversions	(122,946)	—	—	(122,946)

Balance at June 30, 2004	—	197,750	122,946	320,696

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

On April 23, 2004, all outstanding shares of Class A Preferred Stock were exchanged for 122,946 shares of Class F Preferred Stock.

(b) Class C Preferred Stock. On June 13, 1997, the Company issued 257,500 shares of Class C, non-voting, cumulative, convertible preferred stock with a par value of $10.00 upon completion of a $2,575,000 private placement of equity securities to individual investors (the “Private Placement”).

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

There were no shares of Class C Preferred Stock converted into the Company’s Common Stock during fiscal year ending June 30, 2004 and 2003.

(c) Class F Preferred Stock. On April 23, 2004, the Company issued 122,946 shares of Class F, voting, cumulative, convertible preferred stock with a par value of $10.00 in exchange for 122,946 Class A preferred shares. Each share of Class F Preferred Stock is entitled to 25 votes. The Class F Preferred Stock will pay cumulative cash dividends at an annual rate of $1.00 per share in cash or, at the option of the Company, in shares of Class F Preferred Stock, at the rate of $10.00 per share. The Company is prohibited from paying any cash dividends on common stock unless all required Class F Preferred Stock dividends have been paid. Each share of Class F Preferred Stock may be converted at any time, at the option of the holder, into 25 shares of common stock. Class F Preferred Stock holders are entitled to a liquidation preference of $10.00 per share plus all accrued and unpaid dividends.

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

9. OTHER INCOME

Other income of $1,447,699 for the year ended June 30, 2003 is the result of a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries.

10. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2004, future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

YEAR ENDING	CAPITAL LEASES	OPERATING LEASES
2005	$64,767	$1,192,608
2006	50,608	419,983
2007	24,147	146,422
2008	2,370	14,472
Total minimum lease payments	141,892	$1,773,485
Less - Amount representing interest	(11,397)
	$130,495

Employment Agreements

The Company has employment agreements with certain employees expiring at various times through June 30, 2008. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 2004, excluding bonuses, was approximately $795,000.

Litigation

On October 12, 2000, Pilot Air Freight Corp. (“Pilot”), a major competitor of Target, sued Target in the United States District Court for the Eastern District of Pennsylvania, Case No. 00-CV-5190, with respect to the termination by a former Pilot freight forwarder of its relationship with Pilot and entering into an exclusive forwarder relationship with Target. Pilot alleged, among other things, intentional interference with contract, tortious interference with business relations, violation of section 43(a) of the Lanham Act, violation of Pennsylvania state statutes concerning stored electronic communications, and misappropriation of trade secrets. Pilot sought an amount “in excess of $100,000” in damages, punitive damages, and an injunction against Target requiring it to cease competing in the Hartford, Connecticut market for six months. During subsequent discovery proceedings, Pilot claimed that its damages exceed $3 million. In February, 2003, Target settled all of Pilot’s claims against Target for $50,000.

From time to time, our Target subsidiary is involved in legal matters or named as a defendant in legal actions arising from normal operations, or is presented with claims for damages arising out of its actions. Management believes that these matters will not have a material adverse effect on our financial statements.

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

11. SEGMENT INFORMATION

The Company’s revenue includes both domestic and international freight movements. Domestic freight movements originate and terminate within the United States, and never leave the United States. International freight movements are either exports from the United States or imports to the United States. With regard to international freight movements, the account receivable can be due from either a domestic debtor or from one of the Company’s Target subsidiary’s international agents (an international debtor).

A reconciliation of the Company’s domestic and international segment revenues, gross profit, and accounts receivable for the years ended June 30, 2004, 2003 and 2002 is as follows:

	June 30, 2004	June 30, 2003	June 30, 2002
Domestic revenue	$88,621,984	$83,610,134	$69,652,711
International revenue	37,467,077	29,771,065	23,831,028
Total revenue	$126,089,061	$113,381,199	$93,483,739

Domestic gross profit	$33,495,913	$30,671,475	$23,876,294
International gross profit	7,732,493	6,936,370	6,433,463
Total gross profit	$41,228,406	$37,607,845	$30,309,757

Domestic accounts receivable	$20,050,781	$17,405,552	16,194,974
International accounts receivable	1,445,140	1,077,292	1,812,948
Less: allowance for doubtful accounts	(989,974)	(882,132)	(995,245)
Accounts receivable, net of allowance for doubtful accounts	$20,505,947	$17,600,722	$17,012,677

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

12. INCOME TAXES

The Company has tax net operating loss carryforwards of approximately $9.8 million, $2.9 million of which is fully available to offset future regular taxable income. The losses expire from 2010 through 2022. Use of some of the losses ($6.9 million) is restricted due to a prior ownership change under certain provisions of the Internal Revenue Code. Certain net operating loss carryforwards for the State of California have been suspended for the years ending June 30, 2003 and 2004.

The components of current and deferred income tax expense (benefit) are as follows:

	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
(In thousands)
Current:
State	$80	$—	$—
Federal	—	—	—

Deferred:
State	—	—	—
Federal	360	504	—

Net income tax expense	$440	$504	$—

A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year Ended June 30, 2004	Year Ended June 30, 2003	Year Ended June 30, 2002
(In thousands)
Income tax (benefit) expense at U.S. statutory rate	$333	$457	$(318)

Non-deductible goodwill	—	—	203

Valuation Allowance	—	302	(117)

State tax (net of federal benefit)	80	—	—

Non-deductible expenses	27	(255)	232

	$440	$504	$—

The components of deferred income taxes are as follows:

	Year Ended June 30, 2004	Year Ended June 30, 2003
(In thousands)
NOLs	$3,330	$3,802
Tax credits	304	286
Accrued amounts and other	827	667
	4,461	4,755

Depreciation	56	188
Amortization	(149)	(149)
	4,368	4,794

Valuation allowance	(2,299)	(2,299)
	$2,069	$2,495

TARGET LOGISTICS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED) YEAR ENDED JUNE 30, 2004

13. QUARTERLY FINANCIAL DATA SCHEDULE (unaudited)

			Year Ended June 30, 2004
	09/30/03	12/31/03	03/31/04	06/30/04	Fiscal Year
Operating revenue	$28,588,156	$33,033,922	$31,257,287	33,209,696	$126,089,061
Cost of transportation	18,832,288	22,102,596	21,260,040	22,665,731	84,860,655
Gross profit	9,755,868	10,931,326	9,997,247	10,543,965	41,228,406
Selling, general & administrative expense	9,573,097	10,559,946	9,669,057	10,099,574	39,901,674
Interest (expense)	(90,084)	(92,332)	(96,323)	(67,778)	(346,517)
Provision for income taxes	44,326	125,146	116,886	153,715	440,073
Net income (loss)	48,361	153,902	114,981	222,898	540,142
Income (loss) per share attributable to common shareholders:
Basic	—	—	$0.01	$0.01	$0.02
Diluted	—	$0.01	$0.01	$0.01	$0.03
Weighted average shares outstanding:
Basic	12,179,002	12,179,002	12,179,002	14,740,427	12,815,859
Diluted	19,717,041	18,027,931	16,792,303	19,947,208	18,622,651

			Year Ended June 30, 2003
	09/30/02	12/31/02	03/31/03	06/30/03	Fiscal Year
Operating revenue	$26,082,685	$32,319,371	$25,657,889	$29,321,254	$113,381,199
Cost of transportation	17,829,022	21,534,361	16,721,872	19,688,099	75,773,354
Gross profit	8,253,663	10,785,010	8,936,017	9,633,155	37,607,845
Selling, general & administrative expense	8,622,807	10,530,067	8,731,164	9,485,007	37,369,045
Interest (expense)	(83,565)	(94,084)	(86,183)	(78,768)	(342,590)
Other income	—	1,447,699	—	—	1,447,699
Provision for income taxes	—	429,434	50,718	24,257	504,409
Net income (loss)	$(452,709)	$1,179,124	$67,952	$45,133	$839,500

Income (loss) per share attributable to common shareholders:
Basic	$(0.04)	$0.09	—	$(0.01)	$0.04
Diluted	—	$0.05	—	—	$0.04
Weighted average shares outstanding:
Basic	12,179,002	12,179,002	12,179,002	12,179,002	12,179,002
Diluted	—	21,845,657	19,284,660	16,850,538	20,673,589

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
For the fiscal year ended June 30, 2002

Allowance for doubtful accounts	$1,391	$341	$—	$(737)	$995

For the fiscal year ended June 30, 2003

Allowance for doubtful accounts	$995	$702	$—	$(815)	$882

For the fiscal year ended June 30, 2004

Allowance for doubtful accounts	$882	$942	$—	$(834)	$990

S-1