Form 10-Q
period 2004-09-30
TARGET LOGISTICS INC
filed 2004-11-02
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29754

TARGET LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3309110
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

500 Harborview Drive, Third Floor
Baltimore, Maryland	21230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 332-1598

Inapplicable
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑

At November 1, 2004, the number of shares outstanding of the registrant’s common stock was 15,827,278.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Financial Statements:

	Consolidated Balance Sheets,
	September 30, 2004 (unaudited) and June 30, 2004 (audited)	3

	Consolidated Statements of Operations
	for the Three Months Ended
	September 30, 2004 and 2003 (unaudited)	4

	Consolidated Statements of Shareholders’	5
	Equity for the Year Ended June 30, 2004 (audited)
	and the Three months Ended September 30, 2004 (unaudited)

	Consolidated Statements of Cash Flows	6
	for the Three months Ended September 30,
	2004 and 2003 (unaudited)

	Notes to Unaudited Consolidated Financial	7
	Statements

Item 2.	Management’s Discussion and Analysis of	10
	Financial Condition and Results of
	Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	12

Item 4.	Controls and Procedures	12

Part II - Other Information

Item 6.	Exhibits	13

	Signatures	14

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2004	June 30, 2004
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$4,809,567	$5,896,878
Accounts receivable, net of allowance for doubtful accounts of $931,676 and $989,974, respectively	18,487,088	20,505,947
Deferred income taxes	1,199,912	1,394,000
Prepaid expenses and other current assets	270,667	100,348
Total current assets	24,767,234	27,897,173
PROPERTY AND EQUIPMENT, net	330,783	386,138
OTHER ASSETS	922,373	977,700
DEFERRED INCOME TAXES	674,658	674,658
GOODWILL, net of accumulated amortization of $3,715,106	11,239,917	11,239,917
Total assets	$37,934,965	$41,175,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,948,175	$4,492,664
Accrued expenses	1,960,725	1,814,628
Accrued transportation expenses	7,671,834	9,214,874
Line of credit	6,121,592	7,572,116
Dividends payable	49,708	110,472
Taxes payable	20,520	20,520
Lease obligation-current portion	58,227	57,193
Total current liabilities	19,830,781	23,282,467
LEASE OBLIGATION--LONG-TERM	60,000	74,950
Total liabilities	$19,890,781	$23,357,417

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized, 320,696 shares issued and outstanding	3,206,960	3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized, 16,562,229 and 16,562,229 shares issued and outstanding, respectively	165,622	165,622
Paid-in capital	26,285,765	26,285,765
Stock subscription note receivable	(70,000)	(100,000)
Accumulated deficit	(10,899,358)	(11,095,373)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	18,044,184	17,818,169
Total liabilities and shareholders’ equity	$37,934,965	$41,175,586

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,
	2004	2003

Operating revenues	$33,036,577	$28,588,156

Cost of transportation	22,687,132	18,820,734

Gross profit	10,349,445	9,767,422

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target subsidiary	3,935,696	3,751,360
SG&A - Target subsidiary	5,554,458	5,564,137
SG&A - Corporate	247,790	165,013
Depreciation and amortization	111,565	104,141
Selling, general and administrative expenses	9,849,509	9,584,651

Operating income	499,936	182,771

Other income (expense):
Interest expense	(38,516)	(90,084)

Income before income taxes	461,420	92,687
Provisions for income taxes	215,697	44,326
Net income	$245,723	$48,361

Income per share attributable to common shareholders:
Basic:	$0.01	-
Diluted:	$0.01	-
Weighted average shares outstanding:
Basic:	15,827,278	12,179,002
Diluted:	21,469,959	19,717,041

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2004 AND THE
THREE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Stock Subscription Note	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, June 30, 2003	320,696	$3,206,960	12,913,953	$129,139	$24,202,248	-	(734,951)	($644,805)	($11,314,210)	$15,579,332

Cash dividends associated with the Class A, C and F Preferred Stock	-	-	-	-	-	-	-	-	(321,305)	(321,305)

Common Stock issued in conjunction with a private placement	-	-	3,448,276	34,483	1,965,517	-	-	-	-	2,000,000

Common Stock issued pursuant to Subscription Agreement	-	-	200,000	2,000	118,000	-	-	-	-	120,000

Stock subscription note receivable	-	-	-	-	-	(100,000)	-	-	-	(100,000)

Net income	-	-	-	-	-	-	-	-	540,142	540,142

Balance, June 30, 2004	320,696	$3,206,960	16,562,229	$165,622	$26,285,765	(100,000)	(734,951)	($644,805)	($11,095,373)	$17,818,169

Cash dividends associated with the Class C Preferred Stock	-	-	-	-	-	-	-	-	(49,708)	(49,708)

Stock subscription note receivable	-	-	-	-	-	30,000	-	-	-	30,000

Net income	-	-	-	-	-	-	-	-	245,723	245,723

Balance, September 30, 2004	320,696	$3,206,960	16,562,229	$165,622	$26,285,765	(70,000)	(734,951)	($644,805)	($10,899,358)	$18,044,184

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months Ended September 30,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$245,723	$48,361
Bad debt expense	128,834	280,763
Depreciation and amortization	111,565	104,141
Decrease in deferred tax asset	194,088	37,326
Services performed pursuant to stock subscription agreement	30,000	-

Adjustments to reconcile net income to net cash used in operating activities -
Decrease in accounts receivable	1,890,025	384,081
Increase in prepaid expenses and other current assets	(170,319)	(154,342)
Decrease in other assets	11,515	70,173
Decrease in accounts payable and accrued expenses	(1,941,432)	(870,420)
Net cash provided by (used for) operating activities	499,999	(99,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,398)	(7,124)
Net cash used for investing activities	(12,398)	(7,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(110,472)	(110,270)
Borrowing from note payable to bank	32,843,602	26,823,184
Repayment of note payable to bank	(34,294,126)	(26,623,038)
Proceeds from (payment of) lease obligations	(13,916)	(6,357)
Net cash (used for) provided by financing activities:	(1,574,912)	83,519

Net (decrease) in cash and cash equivalents	(1,087,311)	(23,522)

CASH AND CASH EQUIVALENTS, beginning of the period	5,896,878	3,999,045

CASH AND CASH EQUIVALENTS, end of the period	$4,809,567	$3,975,523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$66,758	$98,287
Income Taxes	$19,849	$69,225

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 2004 and their consolidated results of operations and cash flows for the three months ended September 30, 2004 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the “Company”) Form 10-K for the year ended June 30, 2004.

Note 2 - Use of Estimates

In the process of preparing our consolidated financial statements, management estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying our consolidated financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of NOL and tax credit carry forwards between current and long-term assets.

Note 3 - Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. We adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The last annual independent valuation analysis was completed in January 2004, and based on the valuation, we determined that the goodwill was not impaired.

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

The Company performs an annual valuation analysis. Based on the results of these annual valuation analyses, our financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,239,917.

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

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

There were outstanding options to purchase 700,000 and 590,000 shares of common stock for the three months ended September 30, 2004 and 2003, respectively. Options to purchase 115,000 and 590,000 were not included in the computation of diluted EPS for the three months ended September 30, 2004 and 2003, respectively, because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 - Stock-Based Compensation

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation expense relating to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan awards based on an estimate of fair value of the option at the date of grant consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended.

	Three months ended
	9/30/04	9/30/03
Net income as reported	$245,723	$48,361
Deduct: total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect	(22,500)	(4,869)
Pro forma net income	$223,223	$43,492
Basic earnings per share	$0.01	-
Pro forma basic earnings per share	$0.01	-
Diluted earnings per share	$0.01	-
Pro forma diluted earnings per share	$0.01	-

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company's common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. There were 110,000 options granted during the three months ended September 30, 2004 and no options granted during the three months ended September 30, 2003. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.29% and 4.05%; and expected stock price volatility of 270.47% and 477.00% in 2004 and 2003, respectively; and, dividend yields of 0.00%; and, expected lives of options of 10 years in 2004 and 2003.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Stock Options

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Price	Weighted average Exercise Price
Outstanding at June 30, 2004	596,957	$0.04 - 6.00	1.22
Granted	110,000	$0.75 - 0.75	0.75
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-

Outstanding at September 30, 2004	706,957	$0.04 - 6.00	1.15
Exercisable at September 30, 2004	522,957	$0.04 - 6.00	1.32

Note 7 - Reclassifications

Certain amounts in the prior year’s consolidated statements of operations have been reclassified to conform with the 2004 presentation. These changes resulted from an internal reclassification of how the Target subsidiary allocates expenses arising from freight handled by one station on behalf of another station. These reclassifications are reflected primarily within the Company’s presentation of selling, general and administrative expenses and had no impact on operating income or net income.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS

 When used in this discussion and elsewhere in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and reflect our current expectations with respect to our operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, they include (i) our ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (ii) competitive practices in the industries in which we compete, (iii) our dependence on current management, (iv) the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular, (v) general economic conditions, and (vi) other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

 We generated operating revenues of $126.1 million, $113.4 million, and $93.5 million, and had a net profit of $0.5 million, $0.8 million, and a net loss of $0.9 million, for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. The results for the fiscal year ended June 30, 2003 include $1.4 million of other income resulting from a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries. We had earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $1,760,000, $2,115,000, and $340,000, for the fiscal years ended June 30, 2004, 2003, and 2002 respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company’s results, it is not intended to replace any presentation included in the Company’s consolidated financial statements.

 For the three months ended September 30, 2004, the revenue of our Target subsidiary increased by 19.6%, when compared to the prior year’s corresponding period. Target’s gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three months ended September 30, 2004 decreased to 31.0% from 34.2% for the three months ended September 30, 2003. The decrease is primarily due to increased international ocean import freight volume which historically reflects a lower gross profit margin as a percentage of sales. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company’s employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three months ended September 30, 2004 and 2003

 Operating Revenue. Operating revenue increased to $33.0 million for the three months ended September 30, 2004 from $28.6 million for the three months ended September 30, 2003, a 15.6% increase. Domestic revenue was essentially unchanged for the two periods, with $21,133,940 reported for the three months ended September 30, 2004, and $21,132,728 for the three months ended September 30, 2003. International revenue increased by 59.7% to $11,902,636 for the three months ended September 30, 2004 from $7,455,428 for the three months ended September 30, 2003, primarily due to increased international ocean import freight volume.

 Cost of Transportation. Cost of transportation increased to 68.7% of operating revenue for the three months ended September 30, 2004 from 65.8% of operating revenue for the three months ended September 30, 2003. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation, as a percentage of sales.

 Gross Profit Margin. As a result of the factors described above, gross profit margin for the three months ended September 30, 2004 decreased to 31.3% from 34.2% of operating revenue for the three months ended September 30, 2003, a 8.5% decrease.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 29.8% of operating revenue for the three months ended September 30, 2004 from 33.5% of operating revenue for the three months ended September 30, 2003. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 16.8% of operating revenue for the three months ended September 30, 2004 and 19.5% for the three months ended September 30, 2003, a 13.8% decrease. Exclusive forwarder commission expense was 11.9% and 13.1% of operating revenue for the three months ended September 30, 2004 and 2003, respectively, a 9.2% decrease resulting from a reduction in forwarder agent gross profit margin.

 Net Profit. For the three months ended September 30, 2004, we realized a net profit of $245,723, compared to a net profit of $48,361 for the three months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

 General. During the three months ended September 30, 2004, net cash provided by operating activities was $499,999. Cash used for investing activities was $12,398, representing capital expenditures. Cash used for financing activities was $1,574,912, which primarily consisted of repayments under our line of credit.

 Capital expenditures. Capital expenditures for the three months ended September 30, 2004 were $12,398.

 GMAC Facility. The Company’s Target subsidiary maintains a $13 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company, for a three-year term ending March 31, 2007. Under the terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through March 31, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). For the three months ending September 30, 2004, interest was at a rate of prime plus three-quarters of one percent (0.75%). Prior to May 3, 2004, the interest rate of the GMAC Facility was prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0%, and from September 20, 2002 through May 2, 2004 could not be less than 5.0%. The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of September 30, 2004, there were outstanding borrowings of $6,121,592 under the GMAC Facility (which represented 51.7% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $11,837,801. We entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and on September 20, 2002 for an additional two-year term. On May 3, 2004, the GMAC Facility was extended for an additional three-year term ending March 31, 2007.

  Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the GMAC Facility and cash on hand. As of September 30, 2004, the Company had $5,716,309 available under its $13 million GMAC Facility and $4,809,567 in cash from operations and cash on hand. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

Our balance sheet includes an asset in the amount of $11,239,917 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The last independent annual valuation analysis was completed in January 2004, and based on the valuation, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,239,917, and our financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable.

ITEM 4.    CONTROLS AND PROCEDURES

    We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is operating effectively to ensure appropriate disclosure. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit No.
3.1	Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)
3.2	By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)
4.1	Certificate of Designations with respect to the Registrant’s Class C Preferred Stock (contained in Exhibit 3.1)
4.2	Certificate of Designations with respect to the Registrant’s Class F Preferred Stock (contained in Exhibit 3.1)
10.1	1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.2	Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC, as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant (“GMAC Facility Agreement”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999, File No. 0-29754)
10.3	Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000, File No. 0-29754)
10.4	Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, File No. 0-29754)
10.5	Amendment to GMAC Facility Agreement, dated February 12, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.6	Amendment to GMAC Facility Agreement, dated May 3, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)
10.7 (P)	Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
10.8	Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated November 1, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 1, 2004

TARGET LOGISTICS, INC. Registrant

By:	/s/ Stuart Hettleman

President, Chief Executive Officer

By:	/s/ Philip J. Dubato

Vice President, Chief Financial Officer

