Form 10-Q
period 2004-12-31
TARGET LOGISTICS INC
filed 2005-01-27
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes   No √_

At January 25, 2005, the number of shares outstanding of the registrant’s common stock was 15,834,778.

TABLE OF CONTENTS

Part I - Financial Information		Page

Item 1.	Financial Statements:

	Consolidated Balance Sheets,
	December 31, 2004 (unaudited) and June 30, 2004 (audited)	3

	Consolidated Statements of Income
	for the Three Months Ended
	December 31, 2004 and 2003 (unaudited)	4

	Consolidated Statements of Income	5
	for the Six Months Ended
	December 31, 2004 and 2003 (unaudited)

	Consolidated Statements of Shareholders’	6
	Equity for the Year Ended June 30, 2004 (audited)
	and the Six Months Ended December 31, 2004 (unaudited)

	Consolidated Statements of Cash Flows	7
	for the Six Months Ended December 31,
	2004 and 2003 (unaudited)

	Notes to Unaudited Consolidated Financial	8
	Statements

Item 2.	Management’s Discussion and Analysis of	11
	Financial Condition and Results of
	Operations

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	13

Item 4.	Controls and Procedures	14

Part II - Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 6.	Exhibits	15

	Signatures	16

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2004	June 30, 2004
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$6,075,493	$5,896,878
Accounts receivable, net of allowance for doubtful accounts of $946,952 and $989,974, respectively	20,923,329	20,505,947
Deferred income taxes	761,787	1,394,000
Prepaid expenses and other current assets	440,401	100,348
Total current assets	28,201,010	27,897,173
PROPERTY AND EQUIPMENT, net	287,718	386,138
OTHER ASSETS	825,018	977,700
DEFERRED INCOME TAXES	674,658	674,658
GOODWILL, net of accumulated amortization of $3,715,106	11,239,917	11,239,917
Total assets	$41,228,321	$41,175,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,049,541	$4,492,664
Accrued expenses	2,713,339	1,814,628
Accrued transportation expenses	9,953,144	9,214,874
Line of credit	4,747,883	7,572,116
Dividends payable	111,349	110,472
Taxes payable	54,928	20,520
Lease obligation-current portion	40,930	57,193
Total current liabilities	22,671,114	23,282,467
LEASE OBLIGATION--LONG-TERM	49,131	74,950
Total liabilities	$22,720,245	$23,357,417

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized, 320,696 shares issued and outstanding	3,206,960	3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized, 16,562,229 and 16,562,229 shares issued and outstanding, respectively	165,622	165,622
Paid-in capital	26,285,765	26,285,765
Stock subscription note receivable	(40,000)	(100,000)
Accumulated deficit	(10,465,466)	(11,095,373)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	18,508,076	17,818,169
Total liabilities and shareholders’ equity	$41,228,321	$41,175,586
The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three months ended December 31,
	2004	2003

Operating revenues	$37,223,219	$33,033,922

Cost of transportation	25,526,615	22,092,400

Gross profit	11,696,604	10,941,522

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target subsidiary	4,335,279	4,820,432
SG&A - Target subsidiary	5,913,876	5,469,440
SG&A - Corporate	310,122	174,426
Depreciation and amortization	114,624	105,844
Selling, general and administrative expenses	10,673,901	10,570,142

Operating income	1,022,703	371,380

Other income (expense):
Interest expense	(14,337)	(92,332)

Income before income taxes	1,008,366	279,048
Provisions for income taxes	463,125	125,146
Net income	$545,241	$153,902

Income per share attributable to common shareholders:
Basic:	$0.03	-
Diluted:	$0.03	$0.01
Weighted average shares outstanding:
Basic:	15,827,278	12,179,002
Diluted:	21,469,959	19,717,041

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months ended December 31,
	2004	2003

Operating revenues	$70,259,796	$61,622,078

Cost of transportation	48,213,747	40,913,134

Gross profit	22,046,049	20,708,944

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target Subsidiary	8,270,975	8,571,792
SG&A - Target subsidiary	11,468,334	11,033,577
SG&A - Corporate	557,912	339,439
Depreciation and amortization	226,189	209,985
Selling, general and administrative expenses	20,523,410	20,154,793

Operating income	1,522,639	554,151

Other income (expense):
Interest expense	(52,853)	(182,416)

Income before income taxes	1,469,786	371,735
Provision for income taxes	678,822	169,472
Net income	$790,964	$202,263

Income per share attributable to common shareholders:
Basic:	$0.04	$-
Diluted:	$0.04	$0.01
Weighted average shares outstanding:
Basic:	15,827,278	12,179,002
Diluted:	21,470,028	18,929,966

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2004 AND THE
SIX MONTHS ENDED DECEMBER 31, 2004 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Stock Subscription Note	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, June 30, 2003	320,696	$3,206,960	12,913,953	$129,139	$24,202,248	-	(734,951)	($644,805)	($11,314,210)	$15,579,332

Cash dividends associated with the Class A, C and F Preferred Stock	-	-	-	-	-	-	-	-	(321,305)	(321,305)

Common Stock issued in conjunction with a private placement	-	-	3,448,276	34,483	1,965,517	-	-	-	-	2,000,000

Common Stock issued pursuant to Subscription Agreement	-	-	200,000	2,000	118,000	-	-	-	-	120,000

Stock subscription note receivable	-	-	-	-	-	(100,000)	-	-	-	(100,000)

Net income	-	-	-	-	-	-	-	-	540,142	540,142

Balance, June 30, 2004	320,696	$3,206,960	16,562,229	$165,622	$26,285,765	(100,000)	(734,951)	($644,805)	($11,095,373)	$17,818,169

Cash dividends associated with the Class C Preferred Stock	-	-	-	-	-	-	-	-	(161,057)	(161,057)

Stock subscription note receivable	-	-	-	-	-	60,000	-	-	-	60,000

Net income	-	-	-	-	-	-	-	-	790,964	790,964

Balance, December 31, 2004 (unaudited)	320,696	$3,206,960	16,562,229	$165,622	$26,285,765	(40,000)	(734,951)	($644,805)	($10,465,466)	$18,508,076

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months Ended December 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$790,964	$202,263
Bad debt expense	280,895	413,300
Depreciation and amortization	226,189	209,985
Decrease in deferred tax asset	632,213	139,472
Services performed pursuant to stock subscription agreement	60,000	-

Adjustments to reconcile net income to net cash used in operating activities -
Decrease in accounts receivable	(698,277)	(4,523,630)
Increase in prepaid expenses and other current assets	(340,053)	(190,259)
Decrease in other assets	62,282	126,496
Decrease in accounts payable and accrued expenses	2,214,268	2,951,904
Net cash provided by (used for) operating activities	3,228,481	(670,469)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37,369)	(109,944)
Net cash used for investing activities	(37,369)	(109,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(160,180)	(160,114)
Borrowing from note payable to bank	66,297,968	55,963,909
Repayment of note payable to bank	(69,122,201)	(56,061,930)
Proceeds from (payment of) lease obligations	(28,084)	71,969
Net cash (used for) provided by financing activities:	(3,012,497)	(186,166)

Net increase (decrease) in cash and cash equivalents	178,615	(966,579)

CASH AND CASH EQUIVALENTS, beginning of the period	5,896,878	3,999,045

CASH AND CASH EQUIVALENTS, end of the period	$6,075,493	$3,032,466

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	101,688	$197,323
Income Taxes	24,439	$69,225

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 2004 and their consolidated results of operations and cash flows for the six months ended December 31, 2004 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the “Company”) Form 10-K for the year ended June 30, 2004.

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

Note 3 - Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. We adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The last annual independent valuation analysis was completed in January 2005, and based on the valuation, we determined that the goodwill was not impaired.

The independent valuation analysis is dependent on a discounted seven-year cash flow analysis.

The discounted cash flow analysis is dependent on the Company’s Target Logistic Services, Inc. (“Target”) subsidiary achieving certain future results. These include the following major assumptions: (a) Revenue growth of 10.0% for fiscal 2005, 7.5% for fiscal 2006 thru 2007 and 4.5% for fiscal 2008 thru 2011; (b) Gross Profit percentage increasing from 32.0% in fiscal 2005 to 32.2% in fiscal 2006, to 32.4% in fiscal 2007 and thereafter; (c) Operating expenses (excluding forwarder commissions) reducing from 16.2% in fiscal 2005 and 2006, to 16.1% in fiscal 2007, 2008 and 2009, and to 16.0% in fiscal 2010 and 2011; and (d) a 16.00% discount rate. While management believes that these are achievable, any downward variation in these major assumptions or in any other portion of the discounted cash flow analysis could negatively impact the overall valuation analysis.

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

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

There were outstanding options to purchase 706,957 and 596,957 shares of common stock for the six months ended December 31, 2004 and 2003, respectively. Options to purchase 95,000 and 590,000 were not included in the computation of diluted EPS for the six months ended December 31, 2004 and 2003, respectively, because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

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

	Six months ended
	12/31/04	12/31/03
Net income as reported	$790,964	$202,263
Add: Total stock-based employee compensation expense included in the determination of net income, net of tax effect	-	-
Deduct: total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect	(45,000)	(9,738)
Pro forma net income	$745,964	$192,525
Basic earnings per share	$0.04	$0.00
Pro forma basic earnings per share	$0.04	$0.00
Diluted earnings per share	$0.04	$0.01
Pro forma diluted earnings per share	$0.03	$0.01

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company's common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. There were 110,000 options granted during the six months ended December 31, 2004 and no options granted during the six months ended December 31, 2003. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.29% and 4.05%; and expected stock price volatility of 270.47% and 477.00% in 2004 and 2003, respectively; and, dividend yields of 0.00%; and, expected lives of options of 10 years in 2004 and 2003.

See Note 8 for a recent accounting pronouncement which will impact the way the Company reports the information set forth above.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Note 6 - Stock Options

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Price	Weighted average Exercise Price
Outstanding at June 30, 2004	596,957	$0.04 - 6.00	1.22
Granted	110,000	$0.75 - 0.75	0.75
Exercised	-	-	-
Forfeited	-	-	-
Cancelled	-	-	-

Outstanding at December 31, 2004	706,957	$0.04 - 6.00	1.15
Exercisable at December 31, 2004	546,957	$0.04 - 6.00	1.28

Note 7 - Reclassifications

Certain amounts in the prior year’s consolidated statements of income have been reclassified to conform with the 2004 presentation. These changes resulted from an internal reclassification of how the Target subsidiary allocates expenses arising from freight handled by one station on behalf of another station. These reclassifications are reflected primarily within the Company’s presentation of selling, general and administrative expenses and had no impact on operating income or net income.

Note 8 - Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS No. 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

For the six months ended December 31, 2004, the revenue of our Target subsidiary increased by 14.0%, when compared to the prior year’s corresponding period. Target’s gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the six months ended December 31, 2004 decreased to 31.4% from 33.6% for the six months ended December 31, 2003. The decrease is primarily due to increased international ocean import freight volume which historically reflects a lower gross profit margin as a percentage of sales. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to increase profitability. Management intends to continue to work on growing revenue by increasing sales generated by the Company’s employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three months ended December 31, 2004 and 2003

Operating Revenue. Operating revenue increased to $37.2 million for the three months ended December 31, 2004 from $33.0 million for the three months ended December 31, 2003, a 12.7% increase. The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 2.7% to $24,386,422 from $23,747,771 for the three months ended December 31, 2003. International revenue increased by 38.2% to $12,836,797 for the three months ended December 31, 2004 from $9,286,151 for the three months ended December 31, 2003, primarily due to increased international ocean import freight volume.

Cost of Transportation. Cost of transportation increased to 68.6% of operating revenue for the three months ended December 31, 2004 from 66.9% of operating revenue for the three months ended December 31, 2003. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation, as a percentage of sales.

Gross Profit Margin. As a result of the factors described above, gross profit margin for the three months ended December 31, 2004 decreased to 31.4% from 33.1% of operating revenue for the three months ended December 31, 2003, a 5.1% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 28.7% of operating revenue for the three months ended December 31, 2004 from 32.0% of operating revenue for the three months ended December 31, 2003. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 15.9% of operating revenue for the three months ended December 31, 2004 and 16.6% for the three months ended December 31, 2003, a 4.2% decrease. Exclusive forwarder commission expense was 11.6% and 14.6% of operating revenue for the three months ended December 31, 2004 and 2003, respectively, a 20.5% decrease resulting from a reduction in forwarder agent gross profit margin.

Net Profit. For the three months ended December 31, 2004, we realized a net profit of $545,241, compared to a net profit of $153,902 for the three months ended December 31, 2003.

Six Months ended December 31, 2004 and 2003

Operating Revenue. Operating revenue increased to $70.3 million for the six months ended December 31, 2004 from $61.6 million for the six months ended December 31, 2003, a 14.0% increase. The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 1.4% to $45,520,362 for the six months ended December 31, 2004 from $44,880,499 for the corresponding 2003 period. International revenue increased by 47.8% to $24,739,434 for the six months ended December 31, 2004 from $16,741,579 for the 2003 period, mainly due to increased international ocean import freight volume.

Cost of Transportation. Cost of transportation increased to 68.6% of operating revenue for the six month period ended December 31, 2004, from 66.4% of operating revenue for the six month period ended December 31, 2003. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

Gross Profit. As a result of the factors described above, gross profit margin for the six month period ended December 31, 2004 decreased to 31.4% from 33.6% of operating revenue for the corresponding 2003 period, a 6.8% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 29.2% of operating revenue for the six months ended December 31, 2004 from 32.7% of operating revenue for the corresponding 2003 period. Within the Company’s Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 16.3% of operating revenue for the six months ended December 31, 2004 and 17.9% for the six months ended December 31, 2003, a 8.9% decrease. Exclusive forwarder commission expense was 11.8% and 13.9% of operating revenue for the six months ended December 31, 2004 and 2003, respectively, a 15.0% decrease resulting from a reduction in forwarder agent gross profit margin.

Net Profit. For the six months ended December 31, 2004, the Company realized a net profit of $790,964, compared to a net profit of $202,263 for the six months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

General. During the six months ended December 31, 2004, net cash provided by operating activities was $3,228,481. Cash used for investing activities was $37,369, representing capital expenditures. Cash used for financing activities was $3,012,497, which primarily consisted of repayments under our line of credit.

Capital expenditures. Capital expenditures for the six months ended December 31, 2004 were $37,369.

GMAC Facility. The Company’s Target subsidiary maintains a $13 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company, for a three-year term ending March 31, 2007. Under the terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through March 31, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). For the period November 1, 2004 through December 31, 2004, interest was at a rate of prime plus 0.50%, and for the period May 3, 2004 through October 31, 2004, interest was at the rate of prime plus 0.75%. Prior to May 3, 2004, the interest rate of the GMAC Facility was prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0%, and from September 20, 2002 through May 2, 2004 could not be less than 5.0%. The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of December 31, 2004, there were outstanding borrowings of $4,747,883 under the GMAC Facility (which represented 36.5% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $13,000,000. We entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and on September 20, 2002 for an additional two-year term. On May 3, 2004, the GMAC Facility was extended for an additional three-year term ending March 31, 2007.

Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the GMAC Facility and cash on hand. As of December 31, 2004, the Company had $8,252,117 available under its $13 million GMAC Facility and $6,075,493 in cash from operations and cash on hand. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

Our balance sheet includes an asset in the amount of $11,239,917 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The last independent annual valuation analysis was completed in January 2005, and based on the valuation, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,239,917, and our financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 30, 2004, the Company held its Annual Meeting of Shareholders. The only matter submitted to the shareholders for a vote was the election of directors.

The nominees submitted for election as directors were Michael Barsa, Stephen J. Clearman, Christopher A. Coppersmith, Brian K. Coventry, Philip J. Dubato and Stuart Hettleman. At least 15,043,702 shares of Common Stock and 122,946 shares of Class F Preferred Stock were voted in favor of each nominee, and no more than 251,400 shares of Common Stock were voted to withhold approval of any director. As a result, Messrs, Barsa, Clearman, Coppersmith, Coventry, Dubato and Hettleman were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

ITEM 6.    EXHIBITS

Exhibit No.
3.1	Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)
3.2	By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)
4.1	Certificate of Designations with respect to the Registrant’s Class C Preferred Stock (contained in Exhibit 3.1)
4.2	Certificate of Designations with respect to the Registrant’s Class F Preferred Stock (contained in Exhibit 3.1)
10.1	1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.2	Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC, as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant (“GMAC Facility Agreement”) (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999, File No. 0-29754)
10.3	Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000, File No. 0-29754)
10.4	Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, File No. 0-29754)
10.5	Amendment to GMAC Facility Agreement, dated February 12, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.6	Amendment to GMAC Facility Agreement, dated May 3, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)
10.7 (P)	Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)
10.8	Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated January 25, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 26, 2005	TARGET LOGISTICS, INC. Registrant

	By:	/s/ Stuart Hettleman
President, Chief Executive Officer

/s/ Philip J. Dubato
Vice President, Chief Financial Officer

