Form 10-Q
period 2005-03-31
TARGET LOGISTICS INC
filed 2005-04-29
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No [X]

At April 28, 2005, the number of shares outstanding of the registrant's common stock was 15,834,778.

                                TABLE OF CONTENTS

Part I - Financial Information                                              Page
                                                                            ----

      Item 1.           Financial Statements:

                        Consolidated Balance Sheets,
                        March 31, 2005 (unaudited) and
                        June 30, 2004 (audited)                             3

                        Consolidated Statements of Income
                        for the Three Months Ended
                        March 31, 2005 and 2004 (unaudited)                 4

                        Consolidated Statements of Income                   5
                        for the Nine months Ended
                        March 31, 2005 and 2004 (unaudited)

                        Consolidated Statements of Shareholders'            6
                        Equity for the Year Ended June 30, 2004
                        (audited) and the Nine months Ended
                        March 31, 2005 (unaudited)

                        Consolidated Statements of Cash Flows               7
                        for the Nine months Ended March 31,
                        2005 and 2004 (unaudited)

                        Notes to Unaudited Consolidated Financial           9
                        Statements

      Item 2.           Management's Discussion and Analysis of             13
                        Financial Condition and Results of
                        Operations

      Item 3.           Quantitative and Qualitative Disclosure
                        about Market Risk                                   16

      Item 4.           Controls and Procedures                             16


Part II - Other Information

      Item 6.           Exhibits                                            17

                        Signatures                                          18

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31, 2005      June 30, 2004
                                                                             ------------       ------------
                                 ASSETS                                       (unaudited)         (audited)
CURRENT ASSETS:
Cash and cash equivalents                                                    $  5,821,202       $  5,896,878
Accounts receivable, net of allowance for doubtful
  accounts of $861,799 and $989,974, respectively
                                                                               19,314,856         20,505,947
Deferred income taxes                                                             601,319          1,394,000
Prepaid expenses and other current assets                                         439,943            100,348
                                                                             ------------       ------------
          Total current assets                                                 26,177,320         27,897,173
PROPERTY AND EQUIPMENT, net                                                       296,946            386,138
OTHER ASSETS (Note 8 and 9)                                                     1,799,940            977,700
DEFERRED INCOME TAXES                                                             674,658            674,658
GOODWILL, net of accumulated amortization of $3,715,106                        11,239,917         11,239,917
                                                                             ------------       ------------
          Total assets                                                       $ 40,188,781       $ 41,175,586
                                                                             ============       ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                             $  5,617,531       $  4,492,664
Accrued expenses                                                                3,230,322          1,814,628
Accrued transportation expenses                                                 7,357,237          9,214,874
Accrued purchase price liability (Note 8)                                         727,699                 --
Line of credit                                                                  4,287,457          7,572,116
Dividends payable                                                                  48,575            110,472
Taxes payable                                                                      75,930             20,520
Lease obligation-current portion                                                   51,553             57,193
                                                                             ------------       ------------
          Total current liabilities                                            21,396,304         23,282,467
LEASE OBLIGATION--LONG-TERM                                                        38,082             74,950
                                                                             ------------       ------------
Total liabilities                                                            $ 21,434,386       $ 23,357,417
                                                                             ------------       ------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
  319,946 and 320,696 shares issued and outstanding, respectively               3,199,460          3,206,960
Common stock, $.01 par value; 30,000,000 shares authorized,
  16,569,729 and 16,562,229 shares issued and outstanding, respectively           165,697            165,622
Paid-in capital                                                                26,293,190         26,285,765
Stock subscription note receivable                                                (10,000)          (100,000)
Accumulated deficit                                                           (10,249,147)       (11,095,373)
Less:  Treasury stock, 734,951 shares held at cost                               (644,805)          (644,805)
                                                                             ------------       ------------
          Total shareholders' equity                                           18,754,395         17,818,169
                                                                             ------------       ------------
          Total liabilities and shareholders' equity                         $ 40,188,781       $ 41,175,586
                                                                             ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                              Three months ended March 31,
                                                                2005               2004
                                                            ------------       ------------
Operating revenues                                          $ 31,394,399       $ 31,257,287

Cost of transportation                                        21,010,858         21,244,830
                                                            ------------       ------------

Gross profit                                                  10,383,541         10,012,457
                                                            ------------       ------------

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target
     subsidiary                                                3,692,913          3,579,114
  SG&A - Target subsidiary                                     5,840,371          5,736,614
  SG&A - Corporate                                               269,478            257,182
  Depreciation and amortization                                  109,463            111,357
                                                            ------------       ------------
Selling, general and administrative expenses                   9,912,225          9,684,267
                                                            ------------       ------------

Operating income                                                 471,316            328,190

Other income (expense):
  Interest expense                                               (10,954)           (96,323)
                                                            ------------       ------------

Income before income taxes                                       460,362            231,867
  Provisions for income taxes                                    195,468            116,886
                                                            ------------       ------------
Net income                                                  $    264,894       $    114,981
                                                            ============       ============

Income per share attributable to common shareholders:
                Basic:                                      $       0.01       $       0.01
                                                            ============       ============
                Diluted:                                    $       0.01       $       0.01
                                                            ============       ============
Weighted average shares outstanding:
                Basic:                                        15,834,445         12,179,002
                                                            ============       ============
                Diluted:                                      21,510,082         16,907,192
                                                            ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                Nine months ended March 31
                                                                 2005                2004
                                                            -------------       -------------
Operating revenues                                          $ 101,654,195       $  92,879,365

Cost of transportation                                         69,224,605          62,157,964
                                                            -------------       -------------

Gross profit                                                   32,429,590          30,721,401
                                                            -------------       -------------

Selling, general and administrative expenses ("SG&A"):
  Exclusive Forwarder Commissions - Target
  Subsidiary                                                   11,963,888          12,150,906
  SG&A - Target subsidiary                                     17,308,705          16,770,191
  SG&A - Corporate                                                827,390             596,621
  Depreciation and amortization                                   335,652             321,342
                                                            -------------       -------------
Selling, general and administrative expenses                   30,435,635          29,839,060
                                                            -------------       -------------

Operating income                                                1,993,955             882,341

Other income (expense):
  Interest expense                                                (63,807)           (278,739)
                                                            -------------       -------------

Income before income taxes                                      1,930,148             603,602
  Provision for income taxes                                      874,290             286,358
                                                            -------------       -------------
Net income                                                  $   1,055,858       $     317,244
                                                            =============       =============

Income per share attributable to common shareholders:
Basic:                                                      $        0.05       $        0.01
                                                            =============       =============
Diluted:                                                    $        0.05       $        0.02
                                                            =============       =============
Weighted average shares outstanding:
Basic:                                                         15,829,632          12,179,002
                                                            =============       =============
Diluted:                                                       21,489,936          18,260,760
                                                            =============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE YEAR ENDED JUNE 30, 2004 AND THE
                  NINE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

                                                                                                                      Stock
                                           Preferred Stock                    Common Stock           Additional    Subscription
                                           ---------------                    ------------             Paid in         Note
                                         Shares           Amount         Shares         Amount         Capital      Receivable
                                      ------------    ------------    ------------   ------------   ------------   ------------
Balance, June 30, 2003                     320,696    $  3,206,960      12,913,953   $    129,139   $ 24,202,248             --

Cash dividends associated with the
  Class A, C and F Preferred Stock              --              --              --             --             --             --

Common Stock issued in conjunction
  with a private placement                      --              --       3,448,276         34,483      1,965,517             --

Common Stock issued pursuant to
  Subscription Agreement                        --              --         200,000          2,000        118,000             --

Stock subscription note receivable              --              --              --             --             --       (100,000)

  Net income                                    --              --              --             --             --             --
                                      ------------    ------------    ------------   ------------   ------------   ------------

  Balance, June 30, 2004                   320,696    $  3,206,960      16,562,229   $    165,622   $ 26,285,765       (100,000)

Cash dividends associated with the
  Class C Preferred Stock                       --              --              --             --             --             --

Common Stock issued in connection
  with the conversion of Class C              (750)         (7,500)          7,500             75          7,425             --
  Preferred Stock

Stock subscription note receivable              --              --              --             --             --         90,000

Net income                                      --              --              --             --             --             --
                                      ------------    ------------    ------------   ------------   ------------   ------------

Balance, March 31, 2005 (unaudited)        319,946    $  3,199,460      16,569,729   $    165,697   $ 26,293,190        (10,000)
                                      ============    ============    ============   ============   ============   ============

                                             Treasury Stock
                                             --------------           Accumulated
                                         Shares          Amount          Deficit          Total
                                      ------------    ------------    ------------    ------------
Balance, June 30, 2003                    (734,951)   ($   644,805)   ($11,314,210)   $ 15,579,332

Cash dividends associated with the
  Class A, C and F Preferred Stock              --              --        (321,305)       (321,305)

Common Stock issued in conjunction
  with a private placement                      --              --              --       2,000,000

Common Stock issued pursuant to
  Subscription Agreement                        --              --              --         120,000

Stock subscription note receivable              --              --              --        (100,000)

  Net income                                    --              --         540,142         540,142
                                      ------------    ------------    ------------    ------------


  Balance, June 30, 2004                  (734,951)   ($   644,805)   ($11,095,373)   $ 17,818,169

Cash dividends associated with the
  Class C Preferred Stock                       --              --        (209,632)       (209,632)

Common Stock issued in connection
  with the conversion of Class C                --              --              --              --
  Preferred Stock

Stock subscription note receivable              --              --              --          90,000

Net income                                      --              --       1,055,858       1,055,858
                                      ------------    ------------    ------------    ------------


Balance, March 31, 2005 (unaudited)       (734,951)   ($   644,805)   ($10,249,147)   $ 18,754,395
                                      ============    ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                           Nine months Ended March 31,
                                                                            2005               2004
                                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $   1,055,858       $     317,244
Bad debt expense                                                             316,523             758,815
Depreciation and amortization                                                335,652             321,342
Decrease in deferred tax asset                                               792,681             225,358
Services performed pursuant to stock subscription agreement                   90,000                  --

Adjustments to reconcile net income to net cash used in operating activities -
   Decrease (increase) in accounts receivable                              2,522,681          (2,453,321)
   Increase in prepaid expenses and other current assets                    (125,612)           (150,151)
   Decrease in other assets                                                   80,542             200,202
   (Decrease) increase in accounts payable and accrued expenses           (1,130,922)            703,491
                                                                       -------------       -------------
          Net cash provided by (used for) operating activities             3,937,403             (77,020)
                                                                       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          (76,237)           (128,243)
Payment for purchase of ACI, net of cash acquired (Note 8)                  (338,164)
                                                                                           -------------
                                                                                           -------------
         Net cash used for investing activities                             (414,383)           (128,243)
                                                                       -------------       -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid                                                              (271,529)           (271,936)
Borrowing from note payable to bank                                      104,690,599          87,995,059
Repayment of note payable to bank                                       (107,975,258)        (87,798,807)
Proceeds from (payment of) lease obligations                                 (42,508)             58,539
                                                                       -------------       -------------
Net cash (used for) provided by financing activities:                     (3,598,696)            (17,145)
                                                                       -------------       -------------

          Net increase (decrease) in cash and cash equivalents               (75,676)      ($    222,408)

CASH AND CASH EQUIVALENTS, beginning of the period                         5,896,878           3,999,045
                                                                       -------------       -------------

CASH AND CASH EQUIVALENTS, end of the period                           $   5,821,202       $   3,776,637
                                                                       =============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest                                                               $     189,844       $     299,619
Income Taxes                                                           $      30,792       $     107,500

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

                                                     Nine months Ended March 31,
                                                     ---------------------------
                                                       2005               2004
                                                     -------             -------

      Accrued purchase price liability               727,699

      Conversion of 750 Class C Preferred Shares      (7,500)                --
      Issuance of Common Stock for Conversion of 750
          Class C Preferred Shares                        75                 --

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 2005 and their consolidated results of operations and cash flows for the nine months ended March 31, 2005 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the "Company") Form 10-K for the year ended June 30, 2004.

Note 2 - Use of Estimates

In the process of preparing our consolidated financial statements, management estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying our consolidated financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carry forwards between current and long-term assets.

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

The discounted cash flow analysis is dependent on the Company's Target Logistic Services, Inc. ("Target") subsidiary achieving certain future results. These include the following major assumptions: (a) Revenue growth of 10.0% for fiscal 2005, 7.5% for fiscal 2006 thru 2007 and 4.5% for fiscal 2008 thru 2011; (b)
Gross Profit percentage increasing from 32.0% in fiscal 2005 to 32.2% in fiscal 2006, to 32.4% in fiscal 2007 and thereafter; (c) Operating expenses (excluding forwarder commissions) reducing from 16.2% in fiscal 2005 and 2006, to 16.1% in fiscal 2007, 2008 and 2009, and to 16.0% in fiscal 2010 and 2011; and (d) a 16%
discount rate. While management believes that these are achievable, any downward variation in these major assumptions or in any other portion of the discounted cash flow analysis could negatively impact the overall valuation analysis.

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

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

There were outstanding options to purchase 706,957 and 596,957 shares of common stock for the nine months ended March 31, 2005 and 2004, respectively. Options to purchase 75,000 and 75,000 were not included in the computation of diluted EPS for the nine months ended March 31, 2005 and 2004, respectively, because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 - Stock-Based Compensation

The Company accounts for its employee stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Compensation expense relating to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan awards based on an estimate of fair value of the option at the date of grant consistent with SFAS No. 123, "Accounting for Stock Based Compensation," as amended.

                                                                                              Nine months ended
                                                                                            3/31/05         3/31/04
                                                                                          -----------      -----------
      Net income as reported                                                              $ 1,055,858      $   317,244
      Add: Total stock-based employee compensation expense included in the
      determination of net income, net of tax effect                                               --               --
      Deduct: total stock-based employee compensation expense determined
            using a fair value based method for fixed plan awards, net of tax effect          (45,000)          (9,738)
                                                                                          -----------      -----------
      Pro forma net income                                                                $ 1,010,858      $   307,506
                                                                                          ===========      ===========
      Basic earnings per share                                                            $      0.05      $      0.01
                                                                                          ===========      ===========
      Pro forma basic earnings per share                                                  $      0.05      $      0.01
                                                                                          ===========      ===========
      Diluted earnings per share                                                          $      0.05      $      0.02
                                                                                          ===========      ===========
      Pro forma diluted earnings per share                                                $      0.05      $      0.02
                                                                                          ===========      ===========

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. Because the Company's common stock and stock options have characteristics significantly different from listed securities and traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not necessarily provide a reliable single measure of the fair value of stock options. There were 110,000 options granted during the nine months ended March 31, 2005 and no options granted during the nine months ended March 31, 2004. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.29% and 4.05%; and expected stock price volatility of 270.47% and 477.00% in 2005 and 2004, respectively; and, dividend yields of 0.00%; and, expected lives of options of 10 years in 2005 and 2004.

See Note 10 for a recent accounting pronouncement which will impact the way the Company reports the information set forth above.

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Note 6 - Stock Options

The following summarizes the Company's stock option activity and related information:

                                                                   Range of         Weighted average
                                                Shares          Exercise Price       Exercise Price
                                                ------          --------------       --------------
      Outstanding at June 30, 2004             596,957           $0.04 - 6.00             1.22
      Granted                                  110,000           $0.75 - 0.75             0.75
      Exercised                                   --                  --                   --
      Forfeited                                   --                  --                   --
      Cancelled                                   --                  ---                  --

      Outstanding at March 31, 2005            706,957           $0.04 - 6.00             1.15
      Exercisable at March 31, 2005            656,957           $0.04 - 6.00             1.19

Note 7 - Reclassifications

Certain amounts in the prior year's consolidated statements of income have been reclassified to conform with the 2004 presentation. These changes resulted from an internal reclassification of how the Target subsidiary allocates expenses arising from freight handled by one station on behalf of another station. These reclassifications are reflected primarily within the Company's presentation of selling, general and administrative expenses and had no impact on operating income or net income.

Note 8 - Stock Purchase Acquisition

On March 15, 2005, the Company acquired the stock of Air Cargo International and Domestic, Inc. ("ACI") for a combination of (i) $1,000,000 cash payment on date of closing, (ii) cash payment based on the ACI shareholder's equity after winding down the ACI balance sheet, and (iii) an earn-out structure based on certain future gross profit achievement over the next five years. Any payments from the earn-out structure will be considered an increase to the purchase price in the period such amount is determinable. The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

The Company is in the process of completing its determination for the allocation of the excess purchase between goodwill and intangible assets such as customer lists and non-compete agreements. The Company anticipates that this determination will be completed by June 30, 2005.

As of March 15, 2005, the Company has estimated the allocation of the purchase price in accordance with SFAS No. 141 as follows:

Purchase price:
Cash paid on closing date                                                  $ 1,000,000
Estimated additional cash payment to be paid based upon final ACI
shareholder equity after wind down of balance sheet                            727,699
Expenses related to acquisition: legal and accounting                           25,166
Total purchase price                                                       $ 1,752,865

Allocated to:
Cash                                                                       $   687,020
Accounts receivable                                                          1,648,114
Prepaid expenses and other current assets                                      213,983
Property and equipment, net                                                     47,839
Accounts payable                                                              (920,529)
Accrued expenses                                                              (948,728)
Net assets (liabilities)                                                       727,699
Net amount allocated to excess of purchase price over assets acquired      $ 1,025,166

                     TARGET LOGISTICS, INC. AND SUBSIDIARIES
          NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Pro forma results as if the acquisition had taken place at the beginning of the period have not been presented because they would not be materially different than the historical statements.

Note 9 - Other Assets

Included in other assets is the excess of purchase price over assets acquired of $1,025,166 (See Note 8).

Note 10 - Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans, and replaces FASB SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS No. 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      When used in this discussion and elsewhere in this Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and reflect our current expectations with respect to our operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, they include (i) our ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (ii) competitive practices in the industries in which we compete, (iii) our dependence on current management, (iv) the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular, (v) general economic conditions, and (vi) other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OVERVIEW

      We generated operating revenues of $126.1 million, $113.4 million, and $93.5 million, and had a net profit of $0.5 million, $0.8 million, and a net loss of $0.9 million, for the fiscal years ended June 30, 2004, 2003 and 2002, respectively. The results for the fiscal year ended June 30, 2003 include $1.4 million of other income resulting from a non-recurring reversal of accruals for expenses, accruals for contingencies, and accounts payable of previously closed and sold subsidiaries. We had earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $1,760,000, and $2,115,000 and $340,000, for the fiscal years ended June 30, 2004, 2003, and 2002 respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company's results, it is not intended to replace any presentation included in the Company's consolidated financial statements.

      For the nine months ended March 31, 2005, the revenue of our Target subsidiary increased by 9.4%, when compared to the prior year's corresponding period. Target's gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the nine months ended March 31, 2005 decreased to 31.9% from 33.1% for the nine months ended March 31, 2004. The decrease is primarily due to increased international ocean import freight volume which historically reflects a lower gross profit margin as a percentage of sales. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to increase profitability. Management intends to continue to work on growing revenue by increasing sales through expanding our sales force, increasing sales generated by the Company's employed sales personnel and sales generated by exclusive forwarders, and strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three months ended March 31, 2005 and 2004

      Operating Revenue. Operating revenue increased to $31.4 million for the three months ended March 31, 2005 from $31.3 million for the three months ended March 31, 2004, a 0.4% increase. While our operating revenue for the quarter ended March 31, 2005 increased only slightly when compared with operating revenue for the quarter ended March 31, 2004, our revenue for the 2004 period reflected an increase of 21.8% over the corresponding 2003 period, a level of growth which exceeded other fiscal 2004 quarters and the entire fiscal 2004. Accordingly, we believe that our 0.4% revenue growth in the quarter ended March 31, 2005 is not indicative of a trend. The Company's operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue decreased by 3.5% to $20,964,477 from $21,730,405 for the three months ended March 31, 2004, primarily as a result of lower freight volumes in our fashion services. We believe that this decrease is a function of the timing of shipments by our fashion services customers. International revenue increased by 9.5% to $10,429,922 for the three months ended March 31, 2005 from $9,526,882 for the three months ended March 31, 2004, primarily due to increased international ocean import freight volume.

Cost of Transportation. Cost of transportation decreased to 66.9% of operating revenue for the three months ended March 31, 2005 from 68.0% of operating revenue for the three months ended March 31, 2004. This decrease was due to (i) a lower cost of transportation on our domestic freight, and (ii) a decrease in international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

      Gross Profit Margin. As a result of the factors described above, gross profit margin for the three months ended March 31, 2005 increased to 33.1% from 32.0% of operating revenue for the three months ended March 31, 2004, a 3.4% increase.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 31.6% of operating revenue for the three months ended March 31, 2005 from 31.0% of operating revenue for the three months ended March 31, 2004. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 18.6% of operating revenue for the three months ended March 31, 2005 and 18.4% for the three months ended March 31, 2004, a 1.1% increase. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) was 11.8% and 11.5% of operating revenue for the three months ended March 31, 2005 and 2004, respectively, a 2.6% increase resulting from an increase in acquisition earn-out payments due to higher profits from previously acquired forwarders.

      Net Profit. For the three months ended March 31, 2005, we realized a net profit of $264,894, compared to a net profit of $114,981 for the three months ended March 31, 2004.

Nine months ended March 31, 2005 and 2003

      Operating Revenue. Operating revenue increased to $101.7 million for the nine months ended March 31, 2005 from $92.9 million for the nine months ended March 31, 2004, a 9.4% increase. The Company's operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue decreased by 0.2% to $66,484,839 for the nine months ended March 31, 2005 from $66,610,904 for the corresponding 2004 period. International revenue increased by 33.9% to $35,169,356 for the nine months ended March 31, 2005 from $26,268,461 for the 2004 period, mainly due to increased international ocean import freight volume.

      Cost of Transportation. Cost of transportation increased to 68.1% of operating revenue for the nine month period ended March 31, 2005, from 66.9% of operating revenue for the nine month period ended March 31, 2004. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

      Gross Profit. As a result of the factors described above, gross profit margin for the nine month period ended March 31, 2005 decreased to 31.9% from 33.1% of operating revenue for the corresponding 2004 period, a 3.6% decrease.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 29.9% of operating revenue for the nine months ended March 31, 2005 from 32.1% of operating revenue for the corresponding 2004 period. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 17.0% of operating revenue for the nine months ended March 31, 2005 and 18.1% for the nine months ended March 31, 2004, a 6.1% decrease. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) was 11.8% and 13.1% of operating revenue for the nine months ended March 31, 2005 and 2004, respectively, a 9.9% decrease resulting from a reduction in forwarder agent gross profit margin.

      Net Profit. For the nine months ended March 31, 2005, the Company realized a net profit of $1,055,858, compared to a net profit of $317,244 for the nine months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      General. During the nine months ended March 31, 2005, net cash provided by operating activities was $3,937,403. Cash used for investing activities was $414,383, representing capital expenditures and a stock purchase acquisition. Cash used for financing activities was $3,598,696, which primarily consisted of repayments under our line of credit.

      Capital expenditures. Capital expenditures for the nine months ended March 31, 2005 were $414,383, representing capital expenditures and a stock purchase acquisition.

      GMAC Facility. The Company's Target subsidiary maintains a $13 million revolving credit facility ("GMAC Facility") with GMAC Commercial Finance LLC ("GMAC"), guaranteed by the Company, for a three-year term ending March 31, 2007. Under the terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through March 31, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or
(ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). For the period November 1, 2004 through March 31, 2005, interest was at a rate of prime plus 0.50%, and for the period May 3, 2004 through October 31, 2004, interest was at the rate of prime plus 0.75%. Prior to May 3, 2004, the interest rate of the GMAC Facility was prime plus 1%, however, at any time prior to September 20, 2002, the interest rate could not be less than 6.0%, and from September 20, 2002 through May 2, 2004 could not be less than 5.0%. The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of March 31, 2005, there were outstanding borrowings of $4,287,457 under the GMAC Facility (which represented 38.7% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $11,079,798. We entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and on September 20, 2002 for an additional two-year term. On May 3, 2004, the GMAC Facility was extended for an additional three-year term ending March 31, 2007.

      Stock Purchase Acquisition. On March 15, 2005, the Company acquired the stock of Air Cargo International and Domestic, Inc. ("ACI") for a combination of cash, a deferred payment based on the ACI shareholder's equity after winding down the ACI balance sheet, and an earn-out structure based on future gross profit achievement over the next five years. (See Note 8 to the Company's Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.) The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

      Working Capital Requirements. The Company's and Target's cash needs are currently met by the GMAC Facility and cash on hand. As of March 31, 2005, the Company had $6,792,341 available under its $13 million GMAC Facility and $5,821,202 in cash from operations, cash on hand, and cash balances associated with the stock purchase acquisition. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company's sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS
                  --------

Exhibit No.
-----------
3.1 Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)

3.2 By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)

4.1 Certificate of Designations with respect to the Registrant's Class C Preferred Stock (contained in Exhibit 3.1)

4.2 Certificate of Designations with respect to the Registrant's Class F Preferred Stock (contained in Exhibit 3.1)

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

10.5 Amendment to GMAC Facility Agreement, dated February 12, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)

10.6 Amendment to GMAC Facility Agreement, dated May 3, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)

10.7 (P) Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)

10.8 Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)

10.9 Lease Agreement for new Los Angeles Facility (to be effective approximately October 1, 2005)

31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                  Officer

31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                  Officer

32.1              Section 1350 Certifications

99.1              Press Release dated April 28, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 29, 2005                 TARGET LOGISTICS, INC.
                                            egistrant


                                          /s/ Stuart Hettleman
                                      ------------------------------------------
                                      President, Chief Executive Officer



                                          /s/ Philip J. Dubato
                                      ------------------------------------------
                                      Vice President, Chief Financial Officer