Form 10-K
period 2005-06-30
TARGET LOGISTICS INC
filed 2005-09-08
CIK 1009480

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from            to            .

                         Commission file number: 0-29754

                             TARGET LOGISTICS, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                         11-3309110
---------------------------------                       --------------------
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

500 Harborview Drive, Third Floor, Baltimore, Maryland          21230
------------------------------------------------------        --------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (410) 332-1598

           Securities registered pursuant to Section 12(b) of the Act:

         Title of Class              Name of Each Exchange on Which Registered
         --------------              -----------------------------------------
               None                                    None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                          Common Stock, $.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.   Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 1, 2005 was $6,686,601.

The number of shares of common stock outstanding as of September 1, 2005 was 15,841,735.

                       DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant's definitive proxy statement for its 2004 Annual Meeting of Shareholders (to be filed).

                             TARGET LOGISTICS, INC.
                         2005 ANNUAL REPORT ON FORM 10-K

                                Table of Contents


                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business                                                              3
Item 2.  Properties                                                            5
Item 3.  Legal Proceedings                                                     5
Item 4.  Submission of Matters to a Vote of Security Holders                   6
         Executive Officers of the Registrant                                  6

                                   PART II

Item 5.  Market for Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity Securities        7
Item 6.  Selected Financial Data                                               8
Item 7.  Management's Discussion and Analysis of Financial Conditions
          and Results of Operations                                            8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk           14
Item 8.  Financial Statements and Supplementary Data                          14
Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures                                           14
Item 9A. Controls and Procedures                                              14
Item 9B. Other Information                                                    14

                                  PART III

Item 10. Directors and Executive Officers of the Registrant                   15
Item 11. Executive Compensation                                               15
Item 12. Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters                          15
Item 13. Certain Relationships and Related Transactions                       15
Item 14. Principal Accountant Fees and Services                               16

                                   PART IV

Item 15. Exhibits and Financial Statement Schedules                           17

         Signatures                                                           19

                                     PART I


ITEM  1. BUSINESS

Background

      Target Logistics, Inc. ("we" or "the Company") provides freight forwarding services and logistics services, through our wholly owned subsidiary, Target Logistic Services, Inc. ("Target"). Our principal executive office is located at 500 Harborview Drive, Third Floor, Baltimore, Maryland 21230, and our telephone number is 410-332-1598. Information about us may be obtained from our website www.targetlogistics.com. Copies of our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, are available free of charge on the website as soon as they are filed with the Securities and Exchange Commission (SEC) through a link to the SEC's EDGAR reporting system. Simply select the "Investors" menu item, then click on the "SEC Filings" link. The SEC's EDGAR reporting system can also be accessed directly at www.sec.gov. The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970.

Description of Business:

      We are a non-asset based third party logistics services company providing time definite and value added supply chain solutions on a global basis to over 3,200 accounts. We have a large network of 33 offices throughout the United States, including exclusive agency relationships in 20 cities. We also have a worldwide agent network with coverage in over 70 countries which allows us to provide logistics services on a global basis. We offer a wide range of domestic shipping and distribution options to meet our customers' schedules, managing and arranging for the total transport of our customers' freight from the shippers' locations to the designated recipients, including the preparation of shipping documents and providing handling, packing and containerization services. We also offer a full range of international logistics services including international air and ocean transportation. We concentrate on cargo shipments weighing more than 50 pounds requiring time specific delivery, and our average shipment weighs approximately 1,400 pounds. Each of our stations is linked in real-time through our proprietary information system, by online communications that speeds the two-way flow of shipment data and related logistics information between origin and destination. All of our services are provided through our Target subsidiary.

      We have completed four acquisitions since 2001 and intend to continue seeking additional accretive acquisitions. We believe that our fragmented industry offers opportunity to continue making acquisitions of smaller freight forwarders where we can benefit from redundant expenses and the greater purchasing leverage we have from our much higher freight volumes.

Operations

      Movement of Freight. We do not own any airplanes or significant trucking equipment and we rely on independent contractors for the movement of our cargo. At the core of our business model is price and space leverage. We use our large and growing freight volume to obtain price leverage in the form of discounts from our transportation providers. On an annual basis we are able to negotiate discounted prices based on our volumes from the previous year. Due to the high volume of freight in our system, we are often able to obtain shipping leverage in the form of freight space at times when available capacity is limited. On a daily basis, we consolidate shipments between city pairs increasing our total shipment size to a vendor qualifying us for lower rates due to the higher daily volume. As our freight volumes continue to grow these leverages increase and our consolidations improve. We utilize our expertise to provide forwarding services that are tailored to meet our customers' requirements. We arrange for transportation of customers' shipments via commercial airlines, air cargo carriers, steamship lines, and, if delivery schedules permit, we make use of lower cost inter-city truck transportation services. We select the carrier for particular shipments on the basis of cost, delivery time and cargo availability. Additionally, we provide cargo assembly, warehousing and cargo insurance services. Through our advanced data processing system, we can provide, at no additional cost to the customer, value added services such as automatic electronic data interchange, web based shipping and tracking systems, e-mail status notification and customized generated repots.

      The rates we charge our customers are based on destination, shipment weight and required delivery time. We offer graduated discounts for shipments with later scheduled delivery times and rates generally decrease in inverse proportion to the increasing weight of shipments.

      Information Systems. An important part of our business strategy is to provide accurate and timely information to our management and customers. Accordingly we have invested years of time and millions of dollars in developing our Target Realtime Air Cargo System ("TRACS") proprietary freight forwarding software. Management is committed to continue the investment of substantial management and financial resources in developing these systems. TRACS is a fully integrated freight forwarding and financial reporting system providing our employees with a (i) full range of tracking and alerting capabilities, (ii) automatic quoting and customer specific revenue calculations, (iii) automatic calculation of transportation costs between shipping points for all transportation providers (iv) centralized invoicing and (v) accurate cost accruals for our transportation expense. The fully integrated real time performance provides us with accurate and timely financial information.

      TRACS is also made available to our customers and provides them, at no additional cost, added value with customized information access and reports. Customers can access TRACS via the internet and obtain (i) full tracking of their shipments, (ii) e-mail status notification to them or their customers based on their selection (iii) detailed customized report generating tools to provide the specific information desired by our customers (iv) on line booking capability and (v) online tools to simplify preparation of shipping documents.

      International Operations. Our international operations consist of air and ocean freight movements imported to and exported from our Target subsidiary's network of offices in the United States. During the fiscal year ended June 30, 2005, our international freight forwarding accounted for 33.4% of our operating revenue.

Customers and Marketing

      Our principal customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, computer software and wearing apparel. As of June 30, 2005, we had approximately 3,200 accounts.

      We market our services through an organization of approximately 43 full-time salespersons and 45 independent sales agents supported by the sales efforts of senior management, and the operations staff in our Target subsidiary's offices. We strongly promote team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. We staff each office with operational employees to provide support for the sales team, develop frequent contact with the customer's traffic department, and maintain customer service. We believe that it is important to maintain frequent contact with our customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

      We have and continue to develop expertise in freight movement for the fashion and entertainment media industries. Our fashion services division targets chain retail and department store customers and provides specific expertise in handling fashion-related shipments. The fashion services division specializes in the movement of wearing apparel from manufacturing vendors to their department store customers located throughout the United States. Our Entertainment Media Logistics (EML) service provides logistic solutions to the film, entertainment and broadcast industries.

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

Employees

      We and our Target subsidiary had approximately 260 full-time employees as of June 30, 2005. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

Regulation

      Our freight forwarding business as an indirect air cargo carrier is subject to regulation by the United States Department of Transportation under the Federal Aviation Act. However, air freight forwarders (including Target) are exempted from most of that Act's requirements by the Economic Aviation
Regulations promulgated thereunder, but must adhere to certain rules, such as security requirements. Our foreign air freight forwarding operations are subject to regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

ITEM 2.  PROPERTIES

      As of June 30, 2005, Target leased terminal facilities consisting of office and warehouse space in 13 cities located in the United States, and also utilized 20 offices operated by exclusive agents. These leased facilities range in size from approximately 1,000 square feet to approximately 100,000 square feet and consist of offices and warehouses with loading bays. All of these properties are leased from third parties. Our executive offices are located in Baltimore, Maryland. Target's headquarters are located within the terminal facility in Los Angeles, California, and consists of approximately 100,000 square feet of floor space leased pursuant to the terms of a lease which expires in September 2005. Effective October 1, 2005, Target's Los Angeles headquarters and terminal facility will relocate to a new facility consisting of approximately 108,000 square feet of floor space leased pursuant to the terms of a lease which expires on September 2015. Management believes that our current Company wide facilities are sufficient for our planned growth.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following is a listing of our executive officers as of June 30, 2005. There are no family relationships between any Directors and Officers of the Company.

NAME                                    AGE      POSITION

Stuart Hettleman....................     55      President and Chief Executive
                                                 Officer

Philip J. Dubato....................     49      Vice President, Chief Financial
                                                 Officer and Secretary

Christopher Coppersmith.............     55      President and Chief Executive
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

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock, $.01 par value (the "Common Stock") trades on the Over-The-Counter (OTC) market under the symbol TARG.

      The following table shows the high and low sales prices of the Common Stock for each of the quarters during the fiscal years indicated, as available through the OTC market. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. There have been no dividends declared.


             Fiscal Year Ended June 30, 2005
             First Quarter                          High              $0.90
                                                    Low               $0.62

             Second Quarter                         High              $1.80
                                                    Low               $0.60

             Third Quarter                          High              $1.76
                                                    Low               $0.98

             Fourth Quarter                         High              $1.70
                                                    Low               $1.02
             Fiscal Year Ended June 30, 2004

             First Quarter                          High              $0.75
                                                    Low               $0.20

             Second Quarter                         High              $0.65
                                                    Low               $0.35

             Third Quarter                          High              $0.90
                                                    Low               $0.45

             Fourth Quarter                         High              $0.94
                                                    Low               $0.50



      On September 1, 2005 there were 602 shareholders of record of our Common Stock. The closing price of the Common Stock on that date was $1.50 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                             TARGET LOGISTICS, INC.
                      (in thousands, except per share data)

                                                  ------------------------------------------------------------------
                                                     2005          2004           2003          2002          2001
Statement  of Operations Data:
    Operating revenue                             $  138,392     $ 126,089    $ 113,381      $  93,484    $   90,143
    Cost of transportation                            93,913        84,802       75,773         63,174        60,912
                                                  ----------     ---------    ---------      ---------    ----------
    Gross profit                                      44,479        41,287       37,608         30,310        29,231
    Selling, general & administrative expenses        41,025        39,526       36,941         29,969        30,655
    Depreciation and Amortization                        600           434         428           1,017           897
                                                  ----------     ----------   ---------      ---------    ----------
    Operating income (loss)                       $    2,854     $   1,327    $     239      $    (676)   $   (2,321)
    Other Income                                          --            --        1,448             --            --
    Net income (loss)                             $    1,561     $     540    $     840      $    (935)   $   (1,772)
    Net income (loss) per common share            $      .08     $     .02    $    0.04      $   (0.10)   $    (0.18)

Balance Sheet Data:
    Total assets                                  $   42,600     $  41,176    $  37,191      $  37,388    $   36,484
    Working capital                                    5,784         4,615          863             57           336
    Current liabilities                               23,005        23,282       21,551         22,293        20,440
    Long-term liabilities                                435            75           61             34            34
    Shareholders' equity                          $   19,160     $  17,818    $  15,579      $  15,061    $   16,010

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and reflect our current expectations with respect to our operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, they include (i) our ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs, (ii) competitive practices in the industries in which we compete, (iii) our dependence on current management, (iv) the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular, (v) general economic conditions, and (vi) other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

      We generated operating revenues of $138.4 million, $126.1 million, and $113.4 million, and had net profits of $1.6 million, $0.5 million, and $.08 million for the fiscal years ended June 30, 2005, 2004, and 2003, respectively. Net income for the year ended June 30, 2003 includes $1,447,699 in non-recurring reversals of accruals for expenses, accruals for contingencies and accruals for accounts payable of previously closed and sold subsidiaries

      We had earnings before interest, taxes, depreciation and amortization (EBITDA) of $3,454,132, $1,760,276, and $2,114,530, for the fiscal years ended
June 30, 2005, 2004, and 2003, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the "non-cash" effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

      For the fiscal year ended June 30, 2005, the revenue of our Target subsidiary increased by 9.8% when compared to the fiscal year ended June 30, 2004. Target's gross profit margin (i.e., gross operating revenue less cost of transportation expressed as a percentage of gross operating revenue) decreased to 32.1% for the fiscal year ended June 30, 2005 from 32.7% for the prior fiscal year. This decrease is primarily due to increased international ocean import freight volume which historically reflects a lower gross profit margin as a percentage of sales. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales generated by our currently employed sales staff and additional employed sales personnel, sales generated by exclusive forwarders, and by strategic acquisitions. Management also intends to continue to work on improving Target's gross profit margins by reducing transportation costs.

Results of Operations

Years ended June 30, 2005 and 2004

      Operating Revenue. Operating revenue increased to $138.4 million for the year ended June 30, 2005 from $126.1 million for the year ended June 30, 2004, a 9.8% increase. Domestic revenue increased by 4.0% to $92,204,367 for the year ended June 30, 2005 from $88,621,984 for the prior fiscal year, due to the movement of larger size shipments. In addition, international revenue increased by 23.3% to $46,188,008 for the 2005 fiscal year from $37,467,077 for the 2004 fiscal year, mainly due to increased international ocean import freight volume.

      Cost of Transportation. Cost of transportation increased to 67.9% of operating revenue for the year ended June 30, 2005 from 67.3% of operating revenue for the 2004 fiscal year. This increase was primarily due to increased international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

      Gross Profit. As a result of the factors described above, gross profit for the 2005 fiscal year decreased to 32.1% from 32.7% of operating revenue for the 2004 fiscal year, a 1.8% decrease.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 30.1% of operating revenue for the year ended June 30, 2005 from 31.7% of operating revenue for the 2004 fiscal year. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.3% of operating revenue for the 2005 fiscal year and 18.0% for the 2004 fiscal year, a 3.9% decrease. This decrease in selling, general and administrative expense as a percent of operating revenue was partially due to higher revenue and variable costs which did not increase at the same rate as sales. Exclusive forwarder commission expense (which are primarily commissions to our agents and earn-out expenses from our acquisitions) was 11.5% and 12.7% of operating revenue for the 2005 and 2004 fiscal years, respectively, a 9.4% decrease resulting from a reduction in forwarder agent gross profit margin.

      Net Profit. As a result of the factors discussed above, we realized a net profit of $1,561,138 for the year ended June 30, 2005, compared to a net profit of $540,142 for the year ended June 30, 2004.

Years ended June 30, 2004 and 2003

      Operating Revenue. Operating revenue increased to $126.1 million for the year ended June 30, 2004 from $113.4 million for the year ended June 30, 2003, a 11.2% increase. Domestic revenue increased by 6.0% to $88,621,984 for the year ended June 30, 2004 from $83,610,134 for the prior fiscal year, due to the movement of larger size shipments, partially offset by the elimination of our Target subsidiary's consumer direct logistics operation at the end of last fiscal year. In addition, international revenue increased by 25.9% to $37,467,077 for the 2004 fiscal year from $29,771,065 for the 2003 fiscal year, mainly due to increased international air import freight volume.

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

      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 31.7% of operating revenue for the year ended June 30, 2004 from 33.0% of operating revenue for the 2003 fiscal year. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 18.0% of operating revenue for the 2004 fiscal year and 18.6% for the 2003 fiscal year, a 3.2% decrease. Exclusive forwarder commission expense was 12.7% and 13.3% of operating revenue for the 2004 and 2003 fiscal years, respectively.

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

Liquidity and Capital Resources

      General. During the 2005 fiscal year, net cash provided by operating activities was $4,548,142. Cash used in investing activities was $367,390 representing capital expenditures and the ACI stock purchase acquisition discussed below and in Note 6 to the consolidated financial statements. Cash used for financing activities was $3,552,053, which primarily consisted of repayments under our line of credit.

      Capital expenditures. Capital expenditures for the 2005 fiscal year were $367,390, representing $243,107 of expenditure for property and equipment, and $124,283 (net of cash acquired) for the ACI stock purchase acquisition ($1,000,000 cash payment on date of closing; plus $40,059 in expenses relating to the acquisition; less $915,776 of cash appearing on the Company's balance sheet at June 30, 2005 which is due the ACI shareholder's after winding down the ACI balance sheet, payments to be made 30 days after the end of each quarter). Refer to ACI's stock purchase acquisition discussed below and to Note 6 of the consolidated financial statements.

      Effective October 1, 2005, Target's Los Angeles headquarters and terminal facility will relocate to a new facility consisting of approximately 108,000 square feet of floor space leased pursuant to the terms of a lease which expires on September 2015. In connection with this new facility, the Company's Target subsidiary has a planned capital expenditure of approximately $1.2 million to build out the facility to meet Target's needs. These leasehold improvements will be amortized over the ten-year life of the lease.

      GMAC Facility. On May 3, 2004, the Company's Target subsidiary amended its $10 million revolving credit facility ("GMAC Facility") with GMAC Commercial Finance LLC ("GMAC"), guaranteed by the Company, for a three-year term ending March 31, 2007. Under the new terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through March 31, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the amended facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly,), prime plus one-half of one percent (0.50%). The borrowings under the GMAC Facility are secured by a first lien on all of the Company's and its subsidiaries' assets. As of June 30, 2005, there were outstanding borrowings of $4,348,649 under the GMAC Facility (which represented 29.8% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $14,605,614. We entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and on September 20, 2002 for an additional two-year term. On May 3, 2004, the GMAC Facility was extended for an additional three-year term ending March 31, 2007.

      Asset Purchase Acquisitions. On February 11, 2002, and October 13, 2002, our Target subsidiary acquired the assets and certain liabilities of Air America Freight Service, Inc., an Atlanta, Georgia based forwarder, and Cassady Air Transportation, Inc., a Columbus, Ohio based forwarder, respectively, in each instance for a combination of an initial cash payment and an earn out structure over five years. The earn-out structures are strictly dependent on future profits achieved at the location acquired, and we have no minimum commitment or obligation. We do not expect that the earn-out payments will have a material impact on our liquidity.

      Stock Purchase Acquisition. On March 15, 2005, the Company acquired the stock of Air Cargo International and Domestic, Inc. ("ACI") for a combination of
(i) $1,000,000 cash payment on date of closing, (ii) cash payment based on the ACI shareholder's equity after winding down the ACI balance sheet, and (iii) an earn-out structure based on certain future gross profit achievements over the next five years. Any payments from the earn-out structure will be considered an increase to the purchase price in the period such amount is determinable. The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity. For additional detail, please refer to Note 6 to our Notes to the Audited Consolidated Financial Statements contained in this Annual Report.

      Working Capital Requirements. The Company's and Target's cash needs are currently met by the accounts receivable financing facility and cash on hand. As of June 30, 2005, we had $10,256,965 available under our $15 million accounts receivable financing facility and approximately $6,525,577 in cash from operations and cash on hand. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company's sales and marketing activities, and, competition, none of which can be predicted with certainty.

Inflation

      We do not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on our operations.

Contractual Obligations and Commitments

      Contractual Obligations and Commitments. The following table presents, as of June 30, 2005, our significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in Note 11 to the consolidated financial statements.

                                                                      Payments Due by Fiscal Year
                                                                            (in thousands)
                                                                                                2010 and
                                                   2006        2007        2008       2009     thereafter      Total
                                                   ----        ----        ----       ----     ----------      -----
Amounts reflected in Balance Sheet:
         Capital lease obligations (1)           $   91      $   35      $    3         --           --       $   129
Other amounts not reflected in Balance Sheet:
         Operating leases (2)                     1,629       1,647       1,528      1,519        6,316        12,639
                                                 ------      ------      ------     ------       ------       -------
                  Total                          $1,720      $1,682      $1,531     $1,519       $6,316       $12,768
                                                 ------      ------      ------     ------       ------       -------

(1) Capital lease obligations represent principal and interest payments.

(2) Operating leases represent future minimum lease payments under non-cancelable operating leases (primarily the rental of premises) at June 30, 2005. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.

Critical Accounting Policies

      Our accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements, starting on page F-7. As discussed there, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates.

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

      Our balance sheet includes an asset in the amount of $11,725,823 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. We obtained an independent valuation analysis completed in January 2005, and based on the valuation, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,725,823, and our financial statements would reflect the reduction. For additional description, please refer to Note 2 to our Notes to the audited Consolidated Financial Statements contained in this Annual Report.

New Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. This pronouncement will not affect the Company as the Company does not engage in these types of transactions.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The pronouncement will not affect the Company as the Company does not engage in these types of transactions.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In  December  2004,  the  FASB  issued  two  Staff  Positions,  FSP  109-1
"Accounting for Income Taxes" to the tax deduction on "Qualified Production Activities Provided by the American Job Creation Act of 2004", and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004." Neither of these pronouncements had an effect on the Company as the Company does not participate in the related activities.

      In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

      On December  23,  2003,  the FASB issued FASB  Statement  No. 132 (Revised
2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and provide certain expected rates of return and other informational disclosures. Statement 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The new standard provides that companies with foreign plans may defer certain disclosures associated with those plans until fiscal years ending after June 15, 2004. Finally, like the original Statement 132, the FASB permits reduced disclosures for nonpublic entities, and many of the additional disclosures required of nonpublic entities may be deferred until fiscal years ending after June 15, 2004. To assist companies in understanding the new rules and their purpose, the FASB has also issued FASB Statement No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, Frequently Asked Questions". In addition, FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", addresses certain situations with respect to employers which provide for prescription drug coverage as part of their benefit plans. The FSP requires additional disclosures beyond that required by Statement 132(R) and permits companies to reflect the provisions in FSP FAS 106-1 in calendar year-end financial statements in certain situations. FSP FAS 106-2, which has the same title as FSP FAS 106-1, supersedes FSP FAS 106-1 upon its effective date. This pronouncement will not affect the Company as the Company does not engage in these types of transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our principal financial instrument is long-term debt under the GMAC Facility which provides for an interest rate, that can be adjusted quarterly, of either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the GMAC Facility. A significant rise in the prime rate could materially adversely affect our business, financial condition and results of operations. At June 30, 2005, an aggregate principal amount of $4,348,649 was outstanding under the GMAC Facility bearing interest at an annual rate of 6.5%. If principal amounts outstanding under the GMAC Credit Facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $21,743 in interest in that year. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and supplementary data required by this Item 8 are included in our Consolidated Financial Statements and set forth in the pages indicated in Item 15(a) of this Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      None.


ITEM 9A. CONTROLS AND PROCEDURES

      We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Chief Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this annual report, and believe that the system is effective. There have been no changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

      None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned "Election of Directors" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2005 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company's Audit Committee is incorporated herein by reference to the section captioned "Meetings and Committees of the Board of Directors" in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned "Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement. The information with respect to the Company's Code of Ethics is incorporated herein by reference to the section captioned "Code of Ethics" in the Proxy Statement.


ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the sections captioned "Director Compensation" and "Executive Compensation" in the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      Equity  Compensation  Plan  Information.   The  following  table  provides
information, as of June 30, 2005, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

----------------------------------------------------------------------------------------------------------------------
Plan Category                        Number of securities     Weighted-average exercise      Number of securities
                                       to be issued upon        price of outstanding        remaining available for
                                          exercise of           options, warrants and        future issuance under
                                     outstanding options,              rights              equity compensation plans
                                      warrants and rights                                    (excluding securities
                                                                                           reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
                                              (a)                        (b)                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders               686,957*                     $1.16                       820,000
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                     0                        0                            0
----------------------------------------------------------------------------------------------------------------------
              Total                        686,957*                     $1.16                       820,000
----------------------------------------------------------------------------------------------------------------------

      * Of this amount, 680,000 shares are issuable pursuant to options granted under the Company's 1996 Stock Option Plan, and 6,957 shares are issuable pursuant to options otherwise granted prior to the Company's initial public offering in 1996.

      The balance of the information required by this item is incorporated herein by reference to the sections captioned "Beneficial Ownership" and "Information Regarding Share Ownership of Management" in the Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is incorporated herein by reference to the section captioned "Transactions with Management" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information  required by this item is incorporated herein by reference
to  the  section  captioned   "Independent  Public  Accountants"  in  the  Proxy
Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1.  Financial Statements

                                                                            Page
Report of Registered Independent Public Accounting Firm                     F-1
Consolidated Balance Sheets as of June 30, 2005 and 2004                    F-2
Consolidated Statements of Operations for the Years Ended
   June 30, 2005, 2004, and 2003                                            F-3
Consolidated Statements of Shareholders' Equity for the
   Years Ended June 30, 2005, 2004, and 2003                                F-4
Consolidated Statements of Cash Flows for the Years Ended
   June 30, 2005, 2004, and 2003                                            F-5
Notes to Consolidated Financial Statements                                  F-7

(a)  2.  Financial Statement Schedules

Schedule II - Schedule of Valuation and Qualifying Accounts                 S-1

All other schedules are omitted because they are not applicable, are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit
No.
--------

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

4.2 Certificate of Designations with respect to the Registrant's Class F Preferred Stock (contained in Exhibit 3.1)

10.1 1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)

10.2 Restated and Amended Accounts Receivable Management and Security Agreement, dated as of July 13, 1998 by and between GMAC Commercial Credit LLC, as Lender, and Target Logistic Services, Inc., as Borrower, and guaranteed by the Registrant ("GMAC Facility Agreement") (incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1999, File No. 0-29754)

10.3 Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000, File No. 0-29754)

10.4 Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, File No. 0-29754)

10.5 Amendment to GMAC Facility Agreement, dated February 12, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)

10.6 Amendment to GMAC Facility Agreement, dated May 3, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)

10.7(P) Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 1997, File No. 0-29754)

10.8 Amendment to Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2002, File No. 0-29754)

10.9 Lease Agreement for new Los Angeles Facility, to be effective approximately October 1, 2005 incorporated by reference to Exhibit
            10.9 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, File No. 0-29754)

14          Code of Business  Conduct and Ethics  (incorporated  by reference to
            Exhibit 14 to the Registrant's Annual Report on Form 10-K for the Year Ended June 30, 2004, File No. 0-29754)

21          Subsidiaries of Registrant*

23          Consent of Stonefield Josephson, Inc.*

31.1        Rule 15d-14(a) Certification of Chief Executive Officer*

31.2        Rule 15d-14(a) Certification of Chief Financial Officer*

32.1        Section 1350 Certifications*

99.1        Press Release issued September 8, 2005*

* Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                         TARGET LOGISTICS, INC.



Date:  September 8, 2005                 By:  /s/ Stuart Hettleman
                                            ------------------------------------
                                            Stuart Hettleman
                                            President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                        Date
---------                        -----                        ----

 /s/ Stuart Hettleman            President, Chief Executive   September 8, 2005
------------------------------   Officer and Director
Stuart Hettleman


 /s/ Michael Barsa               Director                     September 8, 2005
------------------------------
Michael Barsa


 /s/ Stephen J. Clearman         Director                     September 8, 2005
------------------------------
Stephen J. Clearman


 /s/ Brian K. Coventry           Director                     September 8, 2005
------------------------------
Brian K. Coventry


 /s/ Christopher Coppersmith     Director                     September 8, 2005
------------------------------
Christopher Coppersmith


 /s/ Philip J. Dubato            Vice President, Chief        September 8, 2005
------------------------------   Financial Officer,
Philip J. Dubato                 Principal Accounting
                                 Officer and Director

             REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM


The Board of Directors
Target Logistics, Inc.
Baltimore, Maryland

We have audited the consolidated balance sheets of Target Logistics, Inc. (a Delaware corporation) and subsidiaries, as of June 30, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Target Logistics, Inc. and subsidiaries, as of June 30, 2005 and 2004, and the results of its operations and their consolidated cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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




/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
August 2, 2005

                             TARGET LOGISTICS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                        June 30, 2005      June 30, 2004
                                                                                   -------------      -------------
CURRENT ASSETS:
Cash and cash equivalents                                                          $ 6,525,577        $ 5,896,878
Accounts receivable, net of allowance for doubtful accounts of
   $900,571 and $989,974, respectively                                              20,934,908         20,505,947
Deferred income taxes                                                                1,034,339          1,394,000
Prepaid expenses and other current assets                                              294,562            100,348
                                                                                   -----------        -----------
                                 Total current assets                               28,789,386         27,897,173
PROPERTY AND EQUIPMENT, NET                                                            337,031            386,138
OTHER ASSETS                                                                         1,747,478            977,700
DEFERRED INCOME TAXES                                                                       --            674,658
GOODWILL, net of accumulated amortization of $3,715,106                             11,725,823         11,239,917
                                                                                   -----------        -----------
                                 Total assets                                      $42,599,718        $41,175,586
                                                                                   ===========        ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                     5,534,452        $ 4,492,664
Accrued expenses                                                                     3,051,871          1,814,628
Accrued transportation expenses                                                      8,960,734          9,214,874
Line of credit                                                                       4,348,649          7,572,116
Deferred purchase price liability (Note 6)                                             757,840                  -
Dividends payable                                                                      109,916            110,472
Taxes payable                                                                          154,321             20,520
Lease obligation - current portion                                                      87,122             57,193
                                                                                   -----------        -----------
                                 Total current liabilities                          23,004,905         23,282,467
LEASE OBLIGATION -- LONG TERM                                                           36,539             74,950
DEFERRED TAX LIABILITY -- LONG TERM                                                    398,515                 --
                                                                                   -----------        -----------
                                 Total liabilities                                 $23,439,959        $23,357,417
                                                                                   -----------        -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized, 319,946
   and 320,696 shares issued and outstanding, respectively                           3,199,460          3,206,960
Common Stock, $.01 par value; 30,000,000 shares authorized,
   16,569,729 and 16,562,229 shares issued and outstanding, respectively               165,697            165,622
Paid-in capital                                                                     26,293,190         26,285,765
Stock subscription note receivable                                                          --           (100,000)
Accumulated deficit                                                                 (9,853,783)       (11,095,373)
Less:  Treasury stock, 734,951 shares held at cost                                    (644,805)           644,805)
                                                                                   -----------        -----------
                                 Total shareholders' equity                         19,159,759         17,818,169
                                                                                    ----------        -----------
                                 Total liabilities and shareholders' equity        $42,599,718        $41,175,586
                                                                                   ===========        ===========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                             TARGET LOGISTICS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended        Year Ended         Year Ended
                                                               June 30, 2005     June 30, 2004      June 30, 2003
                                                               --------------    -------------      -------------
        OPERATING REVENUES:                                     $138,392,375       $126,089,061       $113,381,199

        COST OF TRANSPORTATION:                                   93,913,264         84,801,806         75,773,354
                                                                ------------       ------------       ------------

        GROSS PROFIT:                                             44,479,111         41,287,255         37,607,845
                                                                ------------       -------------      ------------

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
        ("SG&A"):
        SG&A - Target subsidiary                                  24,002,255         22,673,868         21,037,460
        SG&A - Target subsidiary
        (Exclusive forwarder commissions)                         15,920,706         16,019,795         15,119,649
        SG&A - Corporate                                           1,102,018            833,316            783,905
        Depreciation and amortization                                600,155            433,544            428,031
                                                                ------------      -------------       ------------
          Selling, general and administrative expenses            41,625,134         39,960,523         37,369,045
                                                                ------------      -------------       ------------

        Operating income                                           2,853,977          1,326,732            238,800

        OTHER INCOME (EXPENSE):
        Interest (expense)                                           (85,717)          (346,517)          (342,590)
        Other income                                                      --                 --          1,447,699
                                                                ------------      -------------       ------------

        Income (loss) before income taxes                          2,768,260            980,215          1,343,909
        Provision (benefit) for income taxes                       1,207,122            440,073            504,409
                                                                ------------      -------------       ------------
        Net income                                              $  1,561,138      $     540,142       $    839,500
                                                                ============      =============       ============

        Income per share attributable to common shareholders:
             Basic                                                     $0.08              $0.02              $0.04
                                                                       =====              =====              =====
             Diluted                                                   $0.07              $0.03              $0.04
                                                                       =====              =====              =====

        Weighted average shares outstanding:
             Basic                                                15,830,915         12,815,859         12,179,002
                                                                  ==========         ==========         ==========
             Diluted                                              21,489,990         18,622,651         20,673,589
                                                                  ==========         ==========         ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003

                                                                              Stock
                                                               Additional  Subscription
                         Preferred Stock      Common Stock       Paid-In       Note        Treasury Stock        Accumulated
                         ---------------      ------------                                --------------
                       Shares    Amount    Shares    Amount     Capital   Receivable  Shares     Amount      Deficit      Total
                       ------    ------    ------    ------     -------   ----------  ------     ------      -------      -----
Balance,
 June 30, 2002         320,696 $3,206,960 12,913,953 $129,139 $24,202,248         -- (734,951) $(644,805) $(11,833,013) $15,060,529

Cash dividends
 associated with
 the Class A and C
 Preferred Stock            --         --         --       --          --         --       --         --      (320,697)    (320,697)

Net income                  --         --         --       --          --         --       --         --       839,500      839,500
                       ------- ---------- ---------- -------- ----------- ---------- --------  ---------  ------------  -----------
Balance,
 June 30,  2003        320,696 $3,206,960 12,913,953 $129,139 $24,202,248         -- (734,951) $(644,805) $(11,314,210) $15,579,332
Cash dividends
 associated with
 the Class A, C and
 F Preferred Stock          --         --         --       --          --         --       --         --      (321,305)    (321,305)

Common Stock issued
 in conjunction
 with a private
 placement                  --         --  3,448,276   34,483   1,965,517         --       --         --            --    2,000,000

Common Stock issued
 pursuant to
 Subscription
 Agreement                  --         --    200,000    2,000     118,000         --       --         --            --      120,000

Stock subscription
 note receivable            --         --         --       --          --   (100,000)      --         --            --     (100,000)

Net income                  --         --         --       --          --         --       --         --       540,142      540,142
                       ------- ---------- ---------- -------- ----------- ---------- --------  ---------  ------------  -----------

Balance,
 June 30, 2004         320,696 $3,206,960 16,562,229 $165,622 $26,285,765  $(100,000)(734,951) $(644,805) $(11,095,373) $17,818,169
Cash dividends
 associated with the
 Class C and F
 Preferred Stock            --         --         --       --          --         --       --         --      (319,548)    (319,548)

Common Stock issued
 in conjunction
 with the conversion
 of Class C
 Preferred Stock          (750)    (7,500)     7,500       75       7,425         --       --         --            --           --

Stock subscription
 note receivable            --         --         --       --          --    100,000       --         --            --      100,000

Net income                  --         --         --       --          --         --       --         --     1,561,138    1,561,138
                       ------- ---------- ---------- -------- ----------- ---------- --------  ---------  ------------  ------------

Balance,
 June 30, 2005         319,946 $3,199,460 16,569,729 $165,697 $26,293,190         -- (734,951) $(644,805)  $(9,853,783) $19,159,759
                       ======= ========== ========== ======== =========== ========== ========  =========  ============  ===========

               The accompanying note are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended         Year Ended          Year Ended
                                                                       June 30, 2005      June 30, 2004      June 30, 2003
                                                                       -------------      -------------      -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $  1,561,138       $    540,142            839,500
      Bad debt expense                                                      409,679            941,791            702,446
      Depreciation and amortization                                         600,155            433,544            428,031
      Deferred income tax                                                 1,047,120            360,933            504,409
      Services performed pursuant to stock subscription agreement           100,000             20,000                 --
      Adjustments to reconcile net income (loss) to net cash used in operating activities-
         (Increase) decrease in accounts receivable                        (805,964)        (3,847,016)        (1,199,069)
         Decrease (increase) in prepaid expenses and other current            4,142             45,981            164,214
         assets
         (Decrease) increase  in other assets                              (137,852)           113,830           (179,142)
         Increase (decrease) in accounts payable and accrued              1,769,724          1,583,514         (2,209,574)
         expenses
                                                                       ------------       ------------       ------------

             Net cash provided by (used for) operating activities         4,548,142            192,719           (945,185)
                                                                       ------------       ------------       ------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                  (243,107)          (135,569)          (265,160)
      Asset Purchase Acquisitions (Note 5)                                                                       (240,942)
                                                                                 --                 --
      Payment for purchase of ACI, net of cash acquired (Note 6)           (124,283)                                   --
                                                                       ------------       ------------       ------------
                                                                                                    --
              Net cash used for investing activities                       (367,390)          (135,569)          (506,102)
                                                                       -------------      ------------       ------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Private Placement                                            --          2,000,000                 --
      Dividends paid                                                       (320,104)          (321,103)          (320,697)
      Borrowing from line of credit                                     139,317,134        118,933,320        113,843,212
      Repayment of line of credit                                      (142,540,601)      (118,816,403)      (112,381,488)
      (Payment)  proceeds of lease obligations                               (8,482)            44,869            (23,710)
                                                                       ------------       ------------       ------------
             Net cash (used for)  provided by financing activities       (3,552,053)         1,840,683          1,117,317
                                                                       ------------       ------------       ------------

             Net increase/(decrease) in cash and cash equivalents           628,699          1,897,833           (333,970)

    CASH AND CASH EQUIVALENTS, beginning of year                          5,896,878          3,999,045          4,333,015
                                                                       ------------       ------------       ------------
    CASH AND CASH EQUIVALENTS, end of year                             $  6,525,577       $  5,896,878       $  3,999,045
                                                                       ============       ============       ============

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
      Interest                                                         $    258,348       $    385,823       $    412,334
      Income taxes                                                     $     30,792       $    148,120       $      3,740


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

                                                                                    Year Ended        Year Ended       Year Ended
                                                                                   June 30, 2005    June 30, 2004     June 30, 2003
                                                                                   -------------    -------------     -------------
Accrued purchase price liability - ACI                                               $757,840                 --               --

Deferred tax liability - ACI                                                         $400,000                 --               --

Conversion of 750 Class C Preferred Shares                                           $ (7,500)                --               --

Issuance of Common Stock for Conversion of 750 Class C Preferred Shares              $     75                 --               --

Issuance of 200,000 shares of Common Stock pursuant to Subscription Agreement              --           $120,000               --







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005


1.    BUSINESS

Target Logistics, Inc. ("Company") provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Logistic Services, Inc. ("Target"). The Company has a network of offices in 33 cities throughout the United States. The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970. On March 15, 2005, the Company acquired the stock of Air Cargo International and Domestic, Inc. ("ACI"). Refer to Note 6 for a further description of the ACI acquisition.

The Company's freight forwarding services involve arranging for the total transport of customers' freight from the shipper's location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds requiring time definite delivery, and has an average shipment weighing approximately 1,400 pounds. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 33 cities throughout the United States, including exclusive agency relationships in 20 cities. The Company has international freight forwarding operations with a worldwide agent network providing coverage in over 70 countries. The Company has developed several niches including fashion services, the distribution of materials for the entertainment industry, and an expertise in material supply logistics to manufacturing concerns.

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

Principles of Consolidation

For the fiscal year ended June 30, 2005, the consolidated financial statements include the accounts of the Company, Target, ACI, and other inactive subsidiaries. For the fiscal years ended June 30, 2004 and 2003, the consolidated financial statements include the accounts of the Company, Target, and other inactive subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed under the straight-line method over estimated useful lives ranging from 3 to 8 years. Assets under capital leases are depreciated over the shorter of the estimated useful life of the asset or the lease term. The Company utilizes a half-year convention for assets in the year of acquisition and disposal. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the asset or the remaining lease term.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may be not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on July 1, 2002. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2005.

Goodwill

Goodwill represents the excess of cost over net assets acquired and was amortized on a straight-line basis over 25 years.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company obtained an independent valuation analysis completed in January 2005, and based on the valuation, the Company determined that the goodwill was not impaired.

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

The Company performs an annual valuation analysis. Based on the results of these annual valuation analyses, the Company's financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,725,823.

Refer to Note 6 for a discussion of the goodwill associated with the ACI acquisition.

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

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

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

The Company accounts for equity-based awards granted to employees and directors under APB Opinion No. 25 under which no compensation cost has been recognized for stock options granted at market value (Note 3). Had compensation cost for these stock options been determined consistent with SFAS No. 123, the Company's net income (loss) per share would have been decreased to the following pro forma amounts:

                                                      Year Ended            Year Ended           Year Ended
                                                     June 30, 2005        June 30, 2004         June 30, 2003
                                                     -------------        -------------         -------------
    Net income (loss):
                            As Reported                $1,561,138              $540,142             $839,500
                            Pro Forma                  $1,507,739              $520,782             $820,140

    Basic EPS:
                            As Reported                     $0.08                 $0.02                $0.04
                            Pro Forma                       $0.08                 $0.02                $0.04

    Diluted EPS:
                            As Reported                     $0.07                 $0.03                $0.04
                            Pro Forma                       $0.07                 $0.03                $0.04

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

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

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

Options to purchase 75,000, 95,000, and 590,000, shares of common stock for the years ended June 30, 2005, 2004 and 2003, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

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

Reclassifications

Certain amounts in the 2003 and 2004 consolidated financial statements have been reclassified to conform with the 2005 presentation.

Recent Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. This pronouncement will not affect the Company as the Company does not engage in these types of transactions.

      In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The pronouncement will not affect the Company as the Company does not engage in these types of transactions.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities filing as small business issuers will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

      In  December  2004,  the  FASB  issued  two  Staff  Positions,  FSP  109-1
"Accounting for Income Taxes" to the tax deduction on "Qualified Production Activities Provided by the American Job Creation Act of 2004", and FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004." Neither of these pronouncements had an effect on the Company as the Company does not participate in the related activities.

      In March 2005, the staff of the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). The interpretations in SAB 107 express views of the staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular SAB 107 provides guidance related to share-based payment transactions with nonemployees, the transition from public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS 123(R).

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

      On December  23,  2003,  the FASB issued FASB  Statement  No. 132 (Revised
2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". This standard increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and provide certain expected rates of return and other informational disclosures. Statement 132R also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The new standard provides that companies with foreign plans may defer certain disclosures associated with those plans until fiscal years ending after June 15, 2004. Finally, like the original Statement 132, the FASB permits reduced disclosures for nonpublic entities, and many of the additional disclosures required of nonpublic entities may be deferred until fiscal years ending after June 15, 2004. To assist companies in understanding the new rules and their purpose, the FASB has also issued FASB Statement No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits, Frequently Asked Questions". In addition, FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003", addresses certain situations with respect to employers which provide for prescription drug coverage as part of their benefit plans. The FSP requires additional disclosures beyond that required by Statement 132(R) and permits companies to reflect the provisions in FSP FAS 106-1 in calendar year-end financial statements in certain situations. FSP FAS 106-2, which has the same title as FSP FAS 106-1, supersedes FSP FAS 106-1 upon its effective date. This pronouncement will not affect the Company as the Company does not engage in these types of transactions.

3. STOCK OPTION PLAN

In June 1996,  the Board of  Directors  of the  Company  adopted  the  Amertranz
Worldwide Holding Corp. 1996 Stock Option Plan ("1996 Plan"), which was subsequently approved by shareholders. The 1996 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company's common stock to be acquired by the holders of said awards. The awards can take the form of incentive stock options ("ISOs") or nonqualified stock options ("NSOs") and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company's outstanding common stock must be granted an option price at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.10 to $6.00 and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. At June 30, 2005, 657,957 stock options granted to employees and directors were exercisable.

Prior to the adoption of the 1996 Plan, there were 224,399 options granted to purchase common stock at exercise prices ranging from $0.048 to $0.408. These options were granted pursuant to the terms of the Asset Exchange Agreement. At each of June 30, 2005, 2004 and 2003, 6,957 of these options were outstanding and exercisable.

The following table reflects activity under the plan for the three-year period ended June 30, 2005:

                                       Year Ended June 30, 2005 Year Ended June 30, 2004    Year Ended June 30, 2003
                                       ------------------------ ------------------------    ------------------------
                                                   Weighted                  Weighted                     Weighted
                                                    Average                   Average                     Average
                                        Shares     Exercise      Shares      Exercise      Shares      Exercise Price
                                                     Price                     Price
Outstanding at beginning of year        596,957        1.22       596,957        1.22       576,957             1.22
Granted                                 110,000        0.75            --          --        20,000             0.50
Exercised                                    --          --            --          --            --               --
Forfeited (by terminated employee)       20,000        0.50            --          --            --               --
Cancelled                                    --          --            --          --            --               --

Outstanding at end of year              686,957        1.16       596,957        1.22       596,957             1.22
Exercisable at end of year              657,957        1.19       522,957        1.32       437,957             1.48

The per share weighted average fair value of stock options granted during 2005 and 2003 were $0.75 and $0.20, respectively. No stock options were granted during 2004.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                2005               2003
                                                ----               ----
          Risk-Free Interest Rates             4.67%               4.05%
          Expected Lives                          5                  5
          Expected Volatility                   270%                477%
          Expected Dividend Yields             0.00%               0.00%

No stock options were granted during 2004 so the Black-Scholes information has not been presented.

The following table summarizes information about stock options outstanding at June 30, 2005:

                              Options Outstanding                                    Options Exercisable
                          -------------------------------                       -----------------------------
                             Number      Weighted Average      Weighted           Number           Weighted
                          Outstanding        Remaining          Average         Exercisable        Average
Exercise Prices           at 6/30/05     Contractual Life    Exercise Price     at 6/30/05        at 6/30/05
---------------           -----------    ----------------    --------------     -----------       ----------
$0.04 - $1.13               611,957            5.89               $0.57           582,957             $0.58
$4.00 - $6.00                75,000            1.00               $6.00            75,000             $6.00
                            -------                                               -------
$0.04 - $6.00               686,957            5.40               $1.16           657,957             $1.19
                            =======                                               =======

4. PROPERTY AND EQUIPMENT, NET

                                                       June 30, 2005   June 30, 2004
                                                       -------------   -------------
   Property and Equipment consists of the following:
      Furniture and fixtures                            $  936,320      $  888,419
      Furniture and fixtures - Capital Lease               257,713         153,173
      Computer Equipment                                   420,668         374,083
      Computer Equipment - Capital Lease                   623,134         623,134
      Computer Software                                    462,125         438,339
      Leasehold Improvements                               404,179         386,176
      Vehicles                                               2,500           2,500
                                                        ----------      ----------
                                                         3,106,639       2,865,824
      Less:  Accumulated depreciation and
             amortization (a)                           (2,769,608)     (2,479,686)
                                                        ----------      ----------
                                                        $  337,031      $  386,138
                                                        ==========      ==========

(a) Includes accumulated depreciation and amortization of capital lease assets of $700,395 and $608,688 for the year ended June 30, 2005 and 2004, respectively.

5.  ASSET PURCHASE ACQUISITIONS

On October 13, 2002, the Company's Target subsidiary acquired the assets and certain liabilities of Cassady Air Transportation, Inc., a Columbus, Ohio based forwarder for a combination of an initial cash payment and an earn out structure over five years.

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

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

6. STOCK PURCHASE ACQUISITION

On March 15, 2005 the Company acquired the stock of Air Cargo International and Domestic, Inc. ("ACI") for a combination of (i) $1,000,000 cash payment on date of closing, (ii) cash payment based on the ACI shareholder's equity after winding down the ACI balance sheet, and (iii) an earn-out structure based on certain future gross profit achievements over the next five years. Any payments from the earn-out structure will be considered an increase to the purchase price in the period such amount is determinable. The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

The purchase price has been allocated as follows:

         Purchase Price:
         Cash paid on closing date                                                                  $1,000,000
         Estimated additional cash payment to be paid based upon final ACI
           shareholder equity after wind down of balance sheet                                         757,840
         Expenses related to acquisition:  legal and accounting                                         40,059
                                                                                                    ----------
         Total purchase price                                                                       $1,797,899
                                                                                                    ----------

         Assets Purchased:

         Cash                                                                                         $686,795
         Accounts receivable                                                                         1,644,756
         Prepaid expenses and other current assets                                                     221,464
         Property and equipment, net                                                                    26,065
         Intangible assets:
           Customer relationships/non-compete agreements                                             1,000,000
         Goodwill                                                                                      485,906
                                                                                                    ----------
            Total assets purchased                                                                  $4,064,986
                                                                                                    ----------

         Less Liabilities Assumed:

         Accounts payable                                                                             (913,604)
         Accrued expenses                                                                             (953,483)
         Deferred tax liabilities                                                                     (400,000)
                                                                                                   ------------
           Total liabilities assumed                                                               $(2,267,087)
                                                                                                   ------------

The combination is being accounted for as a purchase as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The final allocation of the excess purchase price over net tangible assets was determined based on management's internal valuation of the assets purchased. The values assigned to intangible assets, aside from goodwill, are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

             Intangible Assets                                    Life in Years
             -----------------                                    -------------
             Customer relationships/non-compete agreements             7.0


Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Disposal of Long Lived Assets.

Pro forma results as if the acquisition had taken place at the beginning of the period have not been presented because they would not be materially different than the historical statements.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

7. OTHER ASSETS

                                                 June 30, 2005                June 30, 2004
                                                 -------------                -------------
Asset purchase acquisitions (a)                  $  263,793                      $528,878
Stock purchase acquisition (b)                      964,286                            --
Note receivable (c)                                 200,000                       200,000
Note receivable from overseas agent(d)                   --                       116,744
Security deposits (e)                               319,399                       132,078
                                                 ----------                      --------

  Total                                          $1,747,478                      $977,700
                                                 ----------                      --------

(a) Represents the remaining amortization associated with asset purchase acquisitions (refer to Note 5).
(b) Represents the remaining amortization of intangible assets associated with the ACI stock purchase acquisition (refer to Note 6).
(c) Represents a note receivable due from an independent sales organization representing the Company's Target subsidiary. The note receivable is subject to interest at the prime rate with principal repayments made once the monthly commission payments earned exceed an established threshold defined in the agreement between Target and the independent sales organization, upon termination of the agreement, or upon the sale of the rights under the agreement to Target.
(d) Represents a note receivable due from an overseas agent, net of a $95,422 reserve. The note is subject to interest at a rate of 7.0% and is for a four-year term. At June 30, 2005, $124,705, which is reflected as a current asset on the Company's Balance Sheet, remains outstanding under this note receivable.
(e)  Represents outstanding security deposits under lease obligations.

8.   DEBT

As of June 30, 2005 and 2004, long-term and short-term debt consisted of the following:

                                         June 30, 2005           June 30, 2004
                                         -------------           -------------
         Asset-based financing             $4,348,649              $7,572,116
                                           ==========              ==========

During the years ended June 30, 2005 and 2004, the Company's Target subsidiary ("Borrower") maintained an Accounts Receivable Management and Security Agreement with GMAC Commercial Credit LLC ("GMAC") whereby the Borrower can receive advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $13,000,000 since May 3, 2004 and $10,000,000 prior to that date. Since May 3, 2004, the credit line ("GMAC Facility") is subject to interest at a rate of either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%), and prior to May 3, 2004 at a rate of prime plus one percent (1.0%). The prevailing prime rate as defined by GMAC was 4.0% as of June 30, 2005 and 2004. Under the GMAC Facility and prior to May 3, 2004, the interest rate could not be less than 5.0% per annum (and not less than 6.0% prior to September 20, 2002). At June 30, 2005 and 2004, the outstanding balance on the GMAC Facility was $4,348,649 and $7,572,116 which represented 30% and 60% of the approximate $14,605,614 and $12,723,945 available thereunder, respectively. At June 30, 2005, the remaining amount available under the GMAC Facility was approximately $10,256,965. GMAC has a security interest in all present and future accounts receivable, machinery and equipment and other assets of the Borrower and the GMAC Facility is guaranteed by the Company. The GMAC Facility expires on March 31, 2007.

9. SHAREHOLDERS' EQUITY

Preferred Stock

As of June 30, 2005, the authorized preferred stock of the Company is 2,500,000 shares. As of June 30, 2005, 319,946 shares of preferred stock are outstanding as follows:

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

                                            Class A (a)      Class C (b)      Class F (c)          Total
                                            -----------      -----------      -----------          -----
          Balance at June 30, 2002            122,946          197,750                            320,696
               Issuances                           --               --                --                -
               Conversions                         --               --                --                -
                                             --------          -------           -------         --------

          Balance at June 30, 2003            122,946          197,750                --          320,696
               Issuances                           --               --           122,946          122,946
               Conversions                   (122,946)              --                --         (122,946)
                                             --------          -------           -------         --------

          Balance at June 30, 2004                 --          197,750           122,946          320,696

               Issuances                           --               --
               Conversions                         --              750                --              750
                                             --------          -------           -------         --------

          Balance at June 30, 2005                 --          197,000           122,946          319,946
                                             ========          =======           =======          =======

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

Subject to the conversion rights, the Company may redeem the Class C Preferred Stock at any time, upon 30 days written notice, for $10.00 per share plus all accrued and unpaid dividends through the date of redemption if (i) a registration statement registering the resale of the shares of common stock issuable upon conversion of all the then outstanding shares of Class C Preferred Stock is current and effective and (ii) the last sale price of the common stock has been at least $2.50 on all 20 of the trading days ending on the third date prior to the date on which notice of redemption is given.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

There were 750 shares of Class C Preferred Stock converted into the Company's Common Stock during fiscal year ending June 30, 2005 and no shares of Class C Preferred Stock were converted during fiscal year ending June 30, 2004.

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

11. COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2005, future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

                 YEAR ENDING                               CAPITAL LEASES           OPERATING LEASES
                 -----------                               --------------           ----------------
                     2006                                      91,388                 $1,629,182
                     2007                                      35,058                  1,647,126
                     2008                                       2,538                  1,527,866
                     2009                                          --                  1,519,446
                     2010 and thereafter                           --                  6,315,601
                                                             --------                  ---------

          Total minimum lease payments                        128,984                 $12,639,221
                                                                                      ===========
          Less - Amount representing interest                  (5,323)
                                                             --------
                                                             $123,661

Employment Agreements

The Company has employment agreements with certain employees expiring at various times through June 30, 2008. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 2005, excluding bonuses, was approximately $2,000,000.

Litigation

From time to time, our Target subsidiary is involved in legal matters or named as a defendant in legal actions arising from normal operations, or is presented with claims for damages arising out of its actions. Management believes that these matters will not have a material adverse effect on our financial statements.

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

12. SEGMENT INFORMATION

The Company's revenue includes both domestic and international freight movements. Domestic freight movements originate and terminate within the United States, and never leave the United States. International freight movements are either exports from the United States or imports to the United States. With regard to international freight movements, the accounts receivable can be due from either a domestic debtor or from one of the Company's Target subsidiary's international agents (an international debtor).

A reconciliation of the Company's domestic and international segment revenues, gross profit, and accounts receivable for the years ended June 30, 2005, 2004 and 2003 is as follows:

                                                    June 30, 2005            June 30, 2004      June 30, 2003
                                                    -------------            -------------      -------------
      Domestic revenue                                $92,204,367           $88,621,984           $83,610,134
      International revenue                            46,188,008            37,467,077            29,771,065
                                                     ------------          ------------          ------------
                Total revenue                        $138,392,375          $126,089,061          $113,381,199
                                                     ------------          ------------          ------------

      Domestic gross profit                           $35,678,665           $33,504,353           $30,671,475
      International gross profit                        8,800,446             7,782,902             6,936,370
                                                     ------------          ------------          ------------
                Total gross profit                    $44,479,111           $41,287,255           $37,607,845
                                                     ------------          ------------          ------------

      Domestic accounts receivable                    $20,594,076           $20,050,781           $17,405,562
      International accounts receivable                 1,241,403             1,445,140             1,077,292
      Less: allowance for doubtful accounts              (900,571)             (989,974)             (882,132)
                                                     ------------          ------------          ------------
               Accounts receivable, net of
               allowance for doubtful accounts        $20,934,908           $20,505,947           $17,600,722
                                                     ------------          ------------          ------------

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

13. INCOME TAXES

The Company has tax net operating loss carryforwards of approximately $6.9 million that expire from 2010 through 2022. Use of some of the losses is restricted due to a prior ownership change under certain provisions of the Internal Revenue Code. Certain net operating loss carryforwards for the State of California were suspended for the years ending June 30, 2003 and 2004.

The components of current and deferred income tax expense (benefit) are as follows:

                                   Year Ended       Year Ended      Year Ended
                                  June 30, 2005   June 30, 2004    June 30, 2003
                                  -------------   -------------    -------------
     (In thousands)
     Current:
     State                            $ 160            $ 80             $ --
     Federal                             --              --               --

     Deferred:
     State                               --              --               --
     Federal                          1,047             360              504
                                     ------            ----             ----

     Net income tax expense          $1,207            $440             $504
                                     ------            ----             ----

A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

                                                                   Year Ended         Year Ended         Year Ended
                                                                 June 30, 2005      June 30, 2004      June 30, 2003
                                                                 -------------      -------------      -------------
(In thousands)
Income tax (benefit) expense at U.S. statutory rate                  $  941               $333              $457

Non-deductible goodwill                                                  --                 --                --

Valuation Allowance                                                      45                 --               302

State tax (net of federal benefit)                                      160                 80                --

Non-deductible expenses                                                  61                 27              (255)
                                                                     ------               ----              ----

                                                                     $1,207               $440              $504
                                                                     ======               ====              ====

The components of deferred income taxes are as follows:

                                                                       Year Ended                  Year Ended
                                                                      June 30, 2005               June 30, 2004
                                                                      -------------               -------------
(In thousands)
NOLs                                                                      $2,344                      $3,330
Tax credits                                                                  306                         304
Accrued amounts and other                                                    786                         732
Acquired customer relationships/non-compete agreements                      (386)                         --
                                                                         -------                      ------
                                                                           3,050                       4,366

Depreciation                                                                  34                          56
Amortization                                                                (104)                        (54)
                                                                         -------                      ------
                                                                           2,980                       4,368

Valuation allowance                                                       (2,344)                     (2,299)
                                                                         -------                      ------
                                                                         $   636                      $2,069
                                                                         =======                      ======

                             TARGET LOGISTICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                            YEAR ENDED JUNE 30, 2005

14. QUARTERLY FINANCIAL DATA SCHEDULE (unaudited)

                                                                          Year Ended
                                                                         June 30, 2005
                                                                         -------------
                                            09/30/04        12/31/04        03/31/05        06/30/05      Fiscal Year
                                            --------        --------        --------        --------      -----------
Operating revenue                           $33,036,577    $37,223,219     $31,394,399     $36,738,180    $138,392,375
Cost of transportation                       22,687,132     25,526,615      21,010,858      24,688,659      93,913,264
                                            -----------    -----------     -----------     -----------    ------------
Gross profit                                 10,349,445     11,696,604      10,383,541      12,049,521      44,479,111
Selling, general & administrative
   expense                                    9,849,509     10,673,901       9,912,225      11,189,499      41,625,134
Interest (expense)                              (38,516)       (14,337)        (10,954)        (21,910)        (85,717)
Provision for income taxes                      215,697        463,125         195,468         332,832       1,207,122
                                            -----------    -----------     -----------     -----------    ------------
Net income (loss)                           $   245,723    $   545,241     $   264,894     $   505,280    $  1,561,138
                                            ===========    ===========     ===========     ===========    ============

Income (loss) per share
attributable to common shareholders:
                  Basic                         $0.01           $0.03           $0.01           $0.03          $0.08
                                                =====           =====           =====           =====          =====
                  Diluted                       $0.01           $0.03           $0.01           $0.02          $0.07
                                                =====           =====           =====           =====          =====
Weighted average shares outstanding:
                   Basic                   15,827,278       15,827,278      15,834,445      15,834,778     15,830,915
                                           ==========      ===========      ==========      ==========     ==========
                   Diluted                 21,469,959       21,469,959      21,510,082      21,490,100     21,489,990
                                           ==========      ===========      ==========      ==========     ==========

                                                                         Year Ended
                                                                        June 30, 2004
                                                                        -------------
                                            09/30/03        12/31/03        03/31/04        06/30/04     Fiscal Year
                                            --------        --------        --------        --------     -----------
Operating revenue                          $28,588,156     $33,033,922    $31,257,287      33,209,696   $126,089,061
Cost of transportation                      18,820,734      22,092,400     21,244,830      22,643,842     84,801,806
                                           -----------     -----------     ----------      ----------   ------------
Gross profit                                 9,767,422      10,941,522     10,012,457      10,565,854     41,287,255
Selling, general & administrative
   expense                                   9,584,651      10,570,142      9,684,267      10,121,463     39,960,523
Interest (expense)                             (90,084)        (92,332)       (96,323)        (67,778)      (346,517)
Provision for income taxes                      44,326         125,146        116,886         153,715        440,073
                                           -----------     -----------    -----------      ----------   ------------
Net income (loss)                               48,361         153,902        114,981         222,898        540,142
                                           ===========     ===========    ===========      ==========   ===========


Income (loss) per share
attributable to common shareholders:

                  Basic                             --              --           $0.01          $0.01           $0.02
                                           ===========     ===========    ============     ==========   =============

                  Diluted                           --           $0.01           $0.01          $0.01           $0.03
                                           ===========     ===========    ============     ==========   =============
Weighted average shares outstanding:
                   Basic                    12,179,002      12,179,002      12,179,002     14,740,427      12,815,859
                                           ===========     ===========    ============     ==========   =============

                   Diluted                  19,717,041      18,027,931      16,792,303     19,947,208      18,622,651
                                           ===========     ===========    ============     ==========   =============

                                                                     SCHEDULE II

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                                      Balance at    Charged to     Charged to
                                                      Beginning      Costs and       Other                      Balance at
                                                       of Year       Expenses       Accounts     Deductions    End of Year
                                                       --------      --------       --------     ----------    -----------
For the fiscal year ended June 30, 2003

  Allowance for doubtful accounts                      $    995       $   702         $   --       $  (815)       $  882
                                                       ========       =======         ======       =======        ======


For the fiscal year ended June 30, 2004

  Allowance for doubtful accounts                      $    882       $   942         $   --       $  (834)      $   990
                                                       =========      ========        ======       =======       =======

For the fiscal year ended June 30, 2005

  Allowance for doubtful accounts                       $   990       $   410         $   --       $  (499)      $   901
                                                        =======       =======         ======       =======       =======
