Form 10-Q
period 2005-09-30
TARGET LOGISTICS INC
filed 2005-11-01
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2005

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29754

TARGET LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3309110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Harborview Drive, Third Floor
Baltimore, Maryland	21230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (410) 332-1598

Inapplicable
(Former name, former address and former fiscal year if changed from last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐   No ☒

At October 31, 2005, the number of shares outstanding of the registrant’s common stock was 16,041,735.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2005	June 30, 2005
	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$6,078,817	$6,525,577
Accounts receivable, net of allowance for doubtful accounts of $712,386 and $900,571, respectively	21,158,595	20,934,908
Deferred income taxes	976,536	1,034,339
Prepaid expenses and other current assets	317,452	294,562
Total current assets	28,531,400	28,789,386
PROPERTY AND EQUIPMENT, NET	1,662,659	337,031
OTHER ASSETS	1,681,176	1,747,478
GOODWILL, net of accumulated amortization of $3,715,106	11,756,032	11,725,823
Total assets	$43,631,267	$42,599,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	3,699,013	5,534,452
Accrued expenses	2,764,560	3,051,871
Accrued transportation expenses	10,041,169	8,960,734
Line of credit	6,479,143	4,348,649
Deferred purchase price liability	207,840	757,840
Dividends payable	44,614	109,916
Taxes payable	318,392	154,321
Lease obligation - current portion	84,741	87,122
Total current liabilities	23,639,472	23,004,905
LEASE OBLIGATION -- LONG TERM	15,432	36,539
DEFERRED TAX LIABILITY - LONG TERM	372,429	398,515
Total liabilities	$24,027,333	$23,439,959

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized, 299,946 and 319,946 shares issued and outstanding, respectively	2,999,460	3,199,460
Common Stock, $.01 par value; 30,000,000 shares authorized, 16,776,686 and 16,569,729 shares issued and outstanding, respectively	167,767	165,697
Paid-in capital	26,502,831	26,293,190
Accumulated deficit	(9,421,319)	(9,853,783)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	19,603,934	19,159,759
Total liabilities and shareholders’ equity	$43,631,267	$42,599,718

The accompanying notes are an integral part of these consolidated balance sheets.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

	Three Months ended September 30,
	2005	2004

Operating revenues	$36,145,785	$33,036,577

Cost of transportation	24,305,199	22,687,132

Gross profit	11,840,586	10,349,445

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target Subsidiary	3,897,923	3,935,696
SG&A - Target subsidiary	6,651,863	5,554,458
SG&A - Corporate	288,159	247,790
Depreciation and amortization	122,122	111,565
Selling, general and administrative expenses	10,960,067	9,849,509

Operating income	880,519	499,936

Other expense:
Interest expense	(34,083)	(38,516)

Income before income taxes	846,436	461,420
Provision for income taxes	369,358	215,697
Net income	$477,078	$245,723

Income per share attributable to common shareholders:
Basic:	$0.03	$0.01
Diluted:	$0.02	$0.01
Weighted average shares outstanding:
Basic:	15,858,427	15,827,278
Diluted:	21,470,288	21,469,959

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2005 AND THE
THREE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription Note	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, June 30, 2004	320,696	$3,206,960	16,562,229	$165,622	$26,285,765	$(100,000)	(734,951)	$(644,805)	$(11,095,373)	$17,818,169
Cash dividends associated with the Class C and F Preferred Stock	—	—	—	—	—	—	—	—	(319,548)	(319,548)

Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(750)	(7,500)	7,500	75	7,425	—	—	—	—	—
Stock subscription note receivable	—	—	—	—	—	100,000	—	—	—	100,000
Net income	—	—	—	—	—	—	—	—	1,561,138	1,561,138
Balance, June 30, 2005	319,946	$3,199,460	16,569,729	$165,697	$26,293,190	—	(734,951)	$(644,805)	$(9,853,783)	$19,159,759

Cash dividends associated with the Class C Preferred Stock	—	—	—	—	—	—	—	—	(44,614)	(44,614)

Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(20,000)	(200,000)	200,000	2,000	198,000	—	—	—	—	—
Stock options exercised	—	—	6,957	70	264	—	—	—	—	334
Stock option expense	—	—	—	—	11,377	—	—	—	—	11,377
Net income	—	—	—	—	—	—	—	—	477,078	477,078
Balance, September 30, 2005	299,946	$2,999,460	16,776,686	$167,767	$26,502,831	—	(734,951)	$(644,805)	(9,421,319)	$19,603,934

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$477,078	$245,723
Bad debt expense	93,897	128,834
Depreciation and amortization	122,122	111,565
Stock option expense	11,377	—
Decrease in deferred tax asset	57,803	194,088
Decrease in deferred tax liability	(26,086)	—
Services performed pursuant to stock subscription agreement	—	30,000

Adjustments to reconcile net income to net cash used in operating activities -
(Increase) decrease in accounts receivable	(317,584)	1,890,025
Increase in prepaid expenses and other current assets	(22,890)	(170,319)
(Increase) decrease in other assets	(3,487)	11,515
Increase in goodwill resulting from earn-out due under ACI acquisition	(30,209)	—
(Decrease) increase in accounts payable and accrued expenses	(878,244)	(1,941,432)
Net cash (used for) provided by operating activities	(516,223)	499,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,377,961)	(12,398)
Deferred payment for purchase of ACI	(550,000)	—
Net cash used for investing activities	(1,927,961)	(12,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(109,916)	(110,472)
Stock options exercised	334	—
Borrowing from note payable to bank	37,917,463	32,843,602
Repayment of note payable to bank	(35,786,969)	(34,294,126)
Payment of lease obligations	(23,488)	(13,916)
Net cash provided by (used for) financing activities:	1,997,424	(1,574,912)

Net decrease in cash and cash equivalents	(446,760)	(1,087,311)

CASH AND CASH EQUIVALENTS, beginning of the period	6,525,577	5,896,878

CASH AND CASH EQUIVALENTS, end of the period	$6,078,817	$4,809,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$29,101	$66,758
Income Taxes	$173,572	$19,849

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:
	Three months Ended September 30,
	2005	2004

Conversion of 20,000 Class C Preferred Shares	$(200,000)	—
Issuance of Common Stock for Conversion of 20,000 Class C Preferred Shares	2,000	—

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 2005 and their consolidated results of operations and cash flows for the three months ended September 30, 2005 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the “Company”) Form 10-K for the year ended June 30, 2005.

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

The Company performs an annual valuation analysis. Based on the results of these annual valuation analyses, our financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,756,032.

The increase in goodwill for the three months ended September 30, 2005 is attributable to the March 2005 acquisition of the stock of Air Cargo International and Domestic, Inc. (the “ACI Acquisition”).

Note 4 - Per Share Data

Basic income per share is calculated by dividing net income attributable to common shareholders less preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common shareholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

There were outstanding options to purchase 680,000 and 700,000 shares of common stock for the three months ended September 30, 2005 and 2004, respectively. Options to purchase 75,000 and 115,000 were not included in the computation of diluted EPS for the three months ended September 30, 2005 and 2004, respectively, because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 - Stock-Based Compensation

Effective July 1, 2005, we adopted the fair value measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” and accordingly have adopted the modified prospective application method. Under the provisions of FASB Statement No. 123(R) the compensation cost relating to share-based payment transactions (in our case, the employee stock option plan) is to be recognized in the financial statements. For the three months ending September 30, 2005, we have recognized as expense outstanding , unvested employee stock options over the remaining vesting period that remained on such options based on the fair value at the date the employee stock options were granted.

Prior to July 1, 2005, the Company accounted for its employee stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Compensation expense relating to employee stock options is recorded only if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company adopted the disclosure-only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees and provide pro forma net income and pro forma earnings per share disclosures for employee stock options as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

The following table illustrates the effect on net income and earnings per share if compensation expense had been determined for fixed plan awards based on an estimate of fair value of the option at the date of grant consistent with SFAS No. 123, “Accounting for Stock Based Compensation,” as amended.

	Three Months ended
	9/30/05	9/30/04

Net income as reported	$477,078	$245,723
Total share-based employee compensation expense included in the determination of net income, net of tax effect (SFAS No. 123R)	6,802	—
Total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect (SFAS No. 123)	$—	$(22,500)
Pro forma net income	N/A	$223,223
Basic earnings per share	$0.03	$0.01
Pro forma basic earnings per share	N/A	$0.01
Diluted earnings per share	$0.02	$0.01
Pro forma diluted earnings per share	N/A	$0.01

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. No options were granted during the three months ended September 30, 2005, and there were 110,000 options granted during the three months ended September 30, 2004. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.35% and 4.29%; and expected stock price volatility of 368.23% and 270.47% in 2005 and 2004, respectively; and, dividend yields of 0.00%; and, expected lives of options of 10 years in 2005 and 2004.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Note 6 - Stock Options

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Price	Weighted average Exercise Price

Outstanding at June 30, 2005	686,957	$0.04 - 6.00	1.16
Granted	—	—	—
Exercised	6,957	$0.04	0.04
Forfeited	—	—	—
Cancelled	—	—	—

Outstanding at September 30, 2005	680,000	$0.50 - $6.00	1.18
Exercisable at September 30, 2005	650,000	$0.50 - $6.00	1.21

There were 6,957 stock options exercised for $334 during the three months ended September 30, 2005.

Note 7 - Class C Preferred Stock Conversion

There were 20,000 shares of Class C Preferred Stock converted into 200,000 shares of the Company’s Common Stock during the three months ended September 30, 2005.

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

OVERVIEW

We generated operating revenues of $138.4 million, $126.1 million, and $113.4 million, and had net profits of $1.6 million, $0.5 million, and $0.8 million, for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Net income for the year ended June 30, 2003 includes $1,447,699 in non-recurring reversals of accruals for expenses, accruals for contingencies and accruals for accounts payable of previously closed and sold subsidiaries. We had earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $3,454,132, $1,760,276 and $2,114,530, for the fiscal years ended June 30, 2005, 2004, and 2003 respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company’s results, it is not intended to replace any presentation included in the Company’s consolidated financial statements.

For the three months ended September 30, 2005, the revenue of our Target subsidiary increased by 9.4%, when compared to the prior year’s corresponding period. Target’s gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three months ended September 30, 2005 increased to 32.8% from 31.3% for the three months ended September 30, 2004. The increase is primarily due to an increase in domestic freight volume and a reduction in international ocean import freight volume which historically reflects a lower gross profit margin as a percentage of sales. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales through expanding our sales force, increasing sales generated by the Company’s employed sales personnel and sales generated by exclusive forwarders, and strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three months ended September 30, 2005 and 2004

Operating Revenue. Operating revenue increased to $36.1 million for the three months ended September 30, 2005 from $33.0 million for the three months ended September 30, 2004, a 9.4% increase.  The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 22.1% to $25,803,090 for the 2005 period from $21,133,940 for the three months ended September 30, 2004. This increase is due to the ACI Acquisition and internal sales growth. International revenue decreased by 13.1% to $10,342,695 for the three months ended September 30, 2005 from $11,902,637 for the three months ended September 30, 2004, primarily due to decreased international ocean import freight volume.

Cost of Transportation. Cost of transportation decreased to 67.2% of operating revenue for the three months ended September 30, 2005 from 68.7% of operating revenue for the three months ended September 30, 2004. This decrease was primarily due to a decrease in international ocean import freight volume which historically reflects a higher cost of transportation as a percentage of sales.

Gross Profit Margin. As a result of the factors described above, gross profit margin for the three months ended September 30, 2005 increased to 32.8% from 31.3% of operating revenue for the three months ended September 30, 2004, a 4.8% increase.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 30.3% of operating revenue for the three months ended September 30, 2005 from 29.8% of operating revenue for the three months ended September 30, 2004 primarily as a result of the ACI Acquisition. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 18.4% of operating revenue for the three months ended September 30, 2005 and 16.8% for the three months ended September 30, 2004, a 9.5% increase, primarily as a result of the ACI Acquisition. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) was 10.8% and 11.9% of operating revenue for the three months ended September 30, 2005 and 2004, respectively, a 9.2% decrease resulting from a reduction in forwarder agent freight volume.

Net Profit. For the three months ended September 30, 2005, we realized a net profit of $477,078, compared to a net profit of $245,723 for the three months ended September 30, 2004, a 94.2% increase.

Effective Tax Rate.  The effective income tax rate for the three months ended September 30, 2005 was 43.6% compared to 46.8% for the three months ended September 30, 2004.  The change in the effective tax rate  is due to changes  in the components of the deferred income tax  provision when compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

General. During the three months ended September 30, 2005, net cash used for operating activities was $516,223. Cash used for investing activities was $1,927,961, representing capital expenditures and payments made pursuant to the terms of the ACI Acquisition. Cash provided by financing activities was $1,997,424, which consisted of borrowings under our line of credit.

Capital expenditures. Capital expenditures for the three months ended September 30, 2005 were $1,927,261, representing (i) capital expenditures of $1,377,961 primarily for property, equipment and leasehold improvements at the Target subsidiary’s new Los Angeles headquarters and terminal facility, and (ii) a $550,000 deferred payment made pursuant to the terms of the ACI Acquisition.

GMAC Facility. On May 3, 2004, the Company’s Target subsidiary amended its January 1997 $15 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company, and extended the GMAC Facility for a three-year term ending March 31, 2007. Under the terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through September 30, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of September 30, 2005, there were outstanding borrowings of $6,479,143 under the GMAC Facility (which represented 44.5% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $14,557,503.

Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the GMAC Facility and cash on hand. As of September 30, 2005, the Company had $8,078,360 available under its $15 million GMAC Facility and $6,078,817 in cash from operations, cash on hand, and cash balances associated with the ACI Acquisition. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, and competition, none of which can be predicted with certainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Our balance sheet includes an asset in the amount of $11,756,032 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The last independent annual valuation analysis was completed in January 2005, and based on the valuation, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,756,032, and our financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

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
10.9
Lease Agreement for new Los Angeles Facility to be effective approximately October 1, 2005 (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, File No. 0-29754)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated November 1, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2005	TARGET LOGISTICS, INC.
Registrant

	By:	/s/ Stuart Hettleman
Stuart Hettleman President, Chief Executive Officer

By:	/s/ Philip J. Dubato
Philip J. Dubato Vice President, Chief Financial Officer