Form 10-Q
period 2005-12-31
TARGET LOGISTICS INC
filed 2006-02-01
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes √ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No √

At January 31, 2006, the number of shares outstanding of the registrant’s common stock was 16,316,735.

TABLE OF CONTENTS

Part I - Financial Information	Page

Item 1. Financial Statements:

Consolidated Balance Sheets,
December 31, 2005 (unaudited) and June 30, 2005 (audited)	3

Consolidated Statements of Income	4
for the Three Months Ended
December 31, 2005 and 2004 (unaudited)

Consolidated Statements of Income	5
for the Six Months Ended
December 31, 2005 and 2004 (unaudited)

Consolidated Statements of Shareholders'	6
Equity for the Year Ended June 30, 2005 (audited)
and the Six Months Ended December 31, 2005 (unaudited)

Consolidated Statements of Cash Flows	7
for the Six Months Ended December 31,
2005 and 2004 (unaudited)

Notes to Unaudited Consolidated Financial	9
Statements

Item 2. Management's Discussion and Analysis of	13
Financial Condition and Results of
Operations

Item 3. Quantitative and Qualitative Disclosure about Market Risk	16

Item 4. Controls and Procedures	16

Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders	17

Item 6. Exhibits	17

Signatures	18

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2005 (unaudited)	June 30, 2005 (audited)
CURRENT ASSETS:
Cash and cash equivalents	$6,228,759	$6,525,577
Accounts receivable, net of allowance for doubtful accounts of $672,022 and $900,571, respectively	25,821,012	20,934,908
Deferred income taxes	976,536	1,034,339
Prepaid expenses and other current assets	290,751	294,562
Total current assets	33,317,058	28,789,386
PROPERTY AND EQUIPMENT, NET	2,163,097	337,031
OTHER ASSETS	1,443,049	1,747,478
GOODWILL, net of accumulated amortization of $3,715,106	11,798,660	11,725,823
Total assets	$48,721,864	$42,599,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	6,083,699	5,534,452
Accrued expenses	4,014,209	3,051,871
Accrued transportation expenses	13,144,153	8,960,734
Line of credit	3,001,534	4,348,649
Deferred purchase price liability	207,840	757,840
Dividends payable	103,902	109,916
Taxes payable	887,818	154,321
Deferred tax liability	57,143	57,143
Lease obligation - current portion	153,796	87,122
Total current liabilities	27,654,094	23,062,048
LEASE OBLIGATION -- LONG TERM	283,468	36,539
DEFERRED TAX LIABILITY - LONG TERM	299,999	341,372
Total liabilities	$28,237,561	$23,439,959

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized, 289,946 and 319,946 shares issued and outstanding, respectively	2,899,460	3,199,460
Common Stock, $.01 par value; 30,000,000 shares authorized, 16,901,686 and 16,569,729 shares issued and outstanding, respectively	169,017	165,697
Paid-in capital	26,609,538	26,293,190
Accumulated deficit	(8,548,907)	(9,853,783)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	20,484,303	19,159,759
Total liabilities and shareholders’ equity	$48,721,864	$42,599,718

The accompanying notes are an integral part of these consolidated balance sheets.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

	Three Months ended December 31
	2005	2004

Operating revenues	$46,704,140	$37,223,219

Cost of transportation	32,497,640	25,526,615

Gross profit	14,206,500	11,696,604

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target Subsidiary	4,887,904	4,335,279
SG&A - Target subsidiary	7,016,417	5,913,876
SG&A - Corporate	376,348	310,122
Depreciation and amortization	158,714	114,624
Selling, general and administrative expenses	12,439,383	10,673,901

Operating income	1,767,117	1,022,703

Other expense:
Interest expense	(43,825)	(14,337)

Income before income taxes	1,723,292	1,008,366
Provision for income taxes	746,978	463,125
Net income	$976,314	$545,241

Income per share attributable to common shareholders:
Basic:	$0.05	$0.03
Diluted:	$0.05	$0.03
Weighted average shares outstanding:
Basic:	16,070,811	15,827,278
Diluted:	21,490,385	21,469,959

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

	Six Months ended December 31,
	2005	2004

Operating revenues	$82,849,925	$70,259,796

Cost of transportation	56,802,839	48,213,747

Gross profit	26,047,086	22,046,049

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target Subsidiary	8,785,827	8,270,975
SG&A - Target subsidiary	13,668,280	11,468,334
SG&A - Corporate	664,507	557,912
Depreciation and amortization	280,836	226,189
Selling, general and administrative expenses	23,399,450	20,523,410

Operating income	2,647,636	1,522,639

Other expense:
Interest expense	(77,908)	(52,853)

Income before income taxes	2,569,728	1,469,786
Provision for income taxes	1,116,336	678,822
Net income	$1,453,392	$790,964

Income per share attributable to common shareholders:
Basic:	$0.08	$0.04
Diluted:	$0.07	$0.04
Weighted average shares outstanding:
Basic:	15,964,619	15,827,278
Diluted:	21,490,343	21,470,028

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2005 AND THE
SIX MONTHS ENDED DECEMBER 31, 2005 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription Note	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, June 30, 2004	320,696	$3,206,960	16,562,229	$165,622	$26,285,765	$(100,000)	(734,951)	$(644,805)	$(11,095,373)	$17,818,169
Cash dividends associated with the Class C and F Preferred Stock	-	-	-	-	-	-	-	-	(319,548)	(319,548)

Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(750)	(7,500)	7,500	75	7,425	-	-	-	-	-
Stock subscription note receivable	-	-	-	-	-	100,000	-	-	-	100,000
Net income	-	-	-	-	-	-	-	-	1,561,138	1,561,138
Balance, June 30, 2005	319,946	$3,199,460	16,569,729	$165,697	$26,293,190	-	(734,951)	$(644,805)	$(9,853,783)	$19,159,759

Cash dividends associated with the Class C and F Preferred Stock	-	-	-	-	-	-	-	-	(148,516)	(148,516)

Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(30,000)	(300,000)	300,000	3,000	297,000	-	-	-	-	-
Stock options exercised	-	-	31,957	320	12,515	-	-	-	-	12,835
Stock option expense	-	-	-	-	6,833	-	-	-	-	6,833
Net income	-	-	-	-	-	-	-	-	1,453,392	1,453,392
Balance, December 31, 2005	289,946	$2,899,460	16,901,686	$169,017	$26,609,538	-	(734,951)	$(644,805)	(8,548,907)	$20,484,303

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,453,392	$790,964
Bad debt expense	259,154	280,895
Depreciation and amortization	280,836	226,189
Stock option expense	6,833	-
Decrease in deferred tax asset	57,803	632,213
Decrease in deferred tax liability	(41,373)	-
Services performed pursuant to stock subscription agreement	-	60,000

Adjustments to reconcile net income to net cash used in operating activities -
(Increase) in accounts receivable	(5,145,258)	(698,277)
Decrease (increase) in prepaid expenses and other current assets	3,811	(340,053)
Decrease in other assets	164,842	62,282
(Increase) in goodwill resulting from earn-out due under ACI acquisition	(72,837)	-
Increase in accounts payable and accrued expenses	6,428,500	2,214,268
Net cash provided by operating activities	3,395,703	3,228,481

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,593,917)	(37,369)
Payment on deferred purchase price liability	(550,000)	-
Net cash used for investing activities	(2,143,917)	(37,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(154,530)	(160,180)
Stock options exercised	12,835	-
Borrowing from note payable to bank	76,923,700	66,297,968
Repayment of note payable to bank	(78,270,814)	(69,122,201)
Payment of lease obligations	(59,795)	(28,084)
Net cash used for financing activities:	(1,548,604)	(3,012,497)

Net (decrease) increase in cash and cash equivalents	(296,818)	178,615

CASH AND CASH EQUIVALENTS, beginning of the period	6,525,577	5,896,878

CASH AND CASH EQUIVALENTS, end of the period	$6,228,759	$6,075,493

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	181,188	101,688
Income Taxes	366,362	24,439

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

	Six Months Ended December 31,
	2005	2004

Conversion of 30,000 Class C Preferred Shares	(300,000)	-
Issuance of Common Stock for Conversion of 30,000 Class C Preferred Shares	300,000	-

Purchase of property and equipment under capital lease obligations	373,398	-

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 2005 and their consolidated results of operations and cash flows for the six months ended December 31, 2005 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the “Company”) Form 10-K for the year ended June 30, 2005.

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

Note 3 - Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The last annual independent valuation analysis was completed in January 2006, and based on the valuation, we determined that the goodwill was not impaired.

The independent valuation analysis is dependent on a discounted seven-year cash flow analysis.

The discounted cash flow analysis is dependent on the Company’s Target Logistic Services, Inc. (“Target”) subsidiary achieving certain future results. These include the following major assumptions: (a) Revenue growth of 15.0% for fiscal 2006, 7.5% for fiscal 2007 thru 2008 and 4.5% for fiscal 2009 thru 2012; (b) Gross Profit percentage of 32.4% in fiscal 2006 and thereafter; (c) Operating expenses (excluding forwarder commissions) reducing from 16.6% in fiscal 2006, to 16.3% in fiscal 2007, to 16.1% in fiscal 2008, 2009, and 2010, and to 16.0% in fiscal 2011 and 2012; and (d) an 18% discount rate. While management believes that these are achievable, any downward variation in these major assumptions or in any other portion of the discounted cash flow analysis could negatively impact the overall valuation analysis.

The Company performs an annual valuation analysis. Based on the results of these annual valuation analyses, our financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,798,660.

The increase in goodwill for the six months ended December 31, 2005 is attributable to earnout payments for the March 2005 acquisition of the stock of Air Cargo International and Domestic, Inc. (the “ACI Acquisition”).

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

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

There were outstanding options to purchase 655,000 and 706,957 shares of common stock for the six months ended December 31, 2005 and 2004, respectively. Options to purchase 75,000 and 95,000 were not included in the computation of diluted EPS for the six months ended December 31, 2005 and 2004, respectively, because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 - Stock-Based Compensation

Effective July 1, 2005, we adopted the fair value measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004) (“123(R)”), “Share-Based Payment” and accordingly have adopted the modified prospective application method. Under the provisions of FASB Statement No. 123(R) the compensation cost relating to share-based payment transactions (in our case, the employee stock option plan) is to be recognized in the financial statements. For the six months ending December 31, 2005, we have recognized as expense outstanding , unvested employee stock options over the remaining vesting period that remained on such options based on the fair value at the date the employee stock options were granted.

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

	Six Months ended
	12/31/05	12/31/04
Net income as reported	$1,453,392	$790,964
Total share-based employee compensation expense included in the determination of net income, net of tax effect (SFAS No. 123R)	4,100	-
Total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect (SFAS No. 123)	-	(45,000)
Pro forma net income	N/A	$745,964
Basic earnings per share	$0.08	$0.04
Pro forma basic earnings per share	N/A	$0.04
Diluted earnings per share	$0.07	$0.04
Pro forma diluted earnings per share	N/A	$0.03

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. No options were granted during the six months ended December 31, 2005, and there were 110,000 options granted during the six months ended December 31, 2004. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.35% and 4.29%; and expected stock price volatility of 368.23% and 270.47% in 2005 and 2004, respectively; and, dividend yields of 0.00%; and, expected lives of options of 10 years in 2005 and 2004.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

On November 30, 2005, the Company’s shareholders approved the Company’s 2005 Stock Option Plan. The new Plan replaces the Company’s 1996 Stock Option Plan which will expire in June 2006. Under the new Plan, 1,500,000 shares of Common Stock are reserved for issuance.

Note 6 - Stock Options

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Price	Weighted average Exercise Price
Outstanding at June 30, 2005	686,957	$0.04 - $6.00	1.16
Granted	-	-	-
Exercised	31,957	$0.04 - $0.50	0.40
Forfeited	-	-	-
Cancelled	-	-	-

Outstanding at December 31, 2005	655,000	$0.50 - $6.00	1.20
Exercisable at December 31, 2005	646,000	$0.50 - $6.00	1.21

There were 31,957 stock options exercised for $12,835 during the six months ended December 31, 2005.

Note 8 - Reclassifications

Certain amounts in the fiscal year 2005 consolidated financial statements have been reclassified to conform with the fiscal year 2006 presentation.

Note 9 - Segment Information

The Company’s revenue includes both domestic and international freight movements. Domestic freight movements originate and terminate within the United States, and never leave the United States. International freight movements are either exports form the United States or imports to the United States. A reconciliation of the Company’s domestic and international segment revenues and gross profits for the three and six months ended December 31, 2005 and 2004 is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004

Domestic revenue	$29,661,566	$24,386,422	$55,464,656	$45,520,362
International revenue	17,042,574	12,836,797	27,385,269	24,739,434
Total revenue	$46,704,140	$37,223,219	$82,849,925	$70,259,796

Domestic gross profit	$11,265,476	$9,349,942	$20,963,237	$17,498,676
International gross profit	2,941,024	2,346,662	5,083,849	4,547,373
Total gross profit	$14,206,500	$11,696,604	$26,047,086	$22,046,049

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Note 10 - Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue 05-6, “Determining the Amortization Period for Leasehold Improvements”, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. The Company does not expect the provisions of this consensus to have any impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No.154, ”Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and the Company is required to adopt it by in the first quarter of 2006. The Company does not expect the adoption of SFAS 154 to have any impact on its financial position, results of operations or cash flows.

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

For the six months ended December 31, 2005, the revenue of our Target subsidiary increased by 17.9%, when compared to the prior year’s corresponding period. Target’s gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) was 31.4% for the six months ended December 31, 2005 and 2004. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales through expanding our sales force, increasing sales generated by the Company’s employed sales personnel and sales generated by exclusive forwarders, and strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three months ended December 31, 2005 and 2004

Operating Revenue. Operating revenue increased to $46.7 million for the three months ended December 31, 2005 from $37.2 million for the three months ended December 31, 2004, a 25.5% increase. The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 21.6% to $29,661,566 from $24,386,422 for the three months ended December 31, 2004. This increase is due to the ACI Acquisition and internal sales growth. International revenue increased by 32.8% to $17,042,574 for the three months ended December 31, 2005 from $12,836,797 for the three months ended December 31, 2004, primarily due to increased international freight volume.

Cost of Transportation. Cost of transportation increased to 69.6% of operating revenue for the three months ended December 31, 2005 from 68.6% of operating revenue for the three months ended December 31, 2004. This increase was primarily due to increased international freight volume which historically reflects a higher cost of transportation as a percentage of sales and an increase in international freight costs as a percentage of sales.

Gross Profit Margin. As a result of the factors described above, gross profit margin for the three months ended December 31, 2005 decreased to 30.4% from 31.4% of operating revenue for the three months ended December 31, 2004, a 3.2% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 26.6% of operating revenue for the three months ended December 31, 2005 from 28.7% of operating revenue for the three months ended December 31, 2004. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 15.0% of operating revenue for the three months ended December 31, 2005 and 15.9% for the three months ended December 31, 2004, a 5.7% decrease. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) were 10.5% and 11.6% of operating revenue for the three months ended December 31, 2005 and 2004, respectively, a 9.5% decrease resulting from a reduction in forwarder agent freight volume.

Net Profit. For the three months ended December 31, 2005, we realized a net profit of $976,314, compared to a net profit of $545,241 for the three months ended December 31, 2004, a 79.1% increase.

Effective Tax Rate. The effective income tax rate for the six months ended December 31, 2005 was 43.4% compared to 45.9% for the six months ended December 31, 2004. The change in the effective tax rate is due to changes in the components of the deferred income tax provision when compared to the prior year.

Six Months ended December 31, 2005 and 2004

Operating Revenue. Operating revenue increased to $82.8 million for the six months ended December 31, 2005 from $70.3 million for the six months ended December 31, 2004, a 17.9% increase.  The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 21.8% to $55,464,656 for the 2005 period from $45,520,362 for the six months ended December 31, 2004. This increase is due to the ACI Acquisition and internal sales growth. International revenue increased by 10.7% to $27,385,269 for the six months ended December 31, 2005 from $24,739,434 for the six months ended December 31, 2004, primarily due to increased international freight volume.

Cost of Transportation. Cost of transportation was 68.6% of operating revenue for the six months ended December 31, 2005 and 2004.

Gross Profit Margin. As a result of the factors described above, gross profit margin was 31.4% for the six months ended December 31, 2005 and 2004.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 28.2% of operating revenue for the six months ended December 31, 2005 from 29.2% of operating revenue for the six months ended December 31, 2004. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 16.5% of operating revenue for the six months ended December 31, 2005 and 16.3% for the six months ended December 31, 2004, a 1.2% increase, primarily as a result of the ACI Acquisition. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) were 10.6% and 11.8% of operating revenue for the six months ended December 31, 2005 and 2004, respectively, a 10.2% decrease resulting from a reduction in forwarder agent freight volume.

Net Profit. For the six months ended December 31, 2005, we realized a net profit of $1,453,392, compared to a net profit of $790,964 for the six months ended December 31, 2004, an 83.8% increase.

Effective Tax Rate.  The effective income tax rate for the six months ended December 31, 2005 was 43.4% compared to 46.2% for the six months ended December 31, 2004.  The change in the effective tax rate  is due to changes  in the components of the deferred income tax  provision when compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

General. During the six months ended December 31, 2005, net cash provided by operating activities was $3,395,703. Cash used for investing activities was $2,143,917, representing capital expenditures and payments made pursuant to the terms of the ACI Acquisition. Cash used for financing activities was $1,548,604, which primarily consisted of repayments under our line of credit.

Capital expenditures. Capital expenditures for the six months ended December 31, 2005 were $2,143,917, representing (i) capital expenditures of $1,593,917 primarily for property, equipment and leasehold improvements at the Target subsidiary’s new Los Angeles headquarters and terminal facility, and (ii) a $550,000 deferred payment made pursuant to the terms of the ACI Acquisition.

GMAC Facility. On May 3, 2004, the Company’s Target subsidiary amended its January 1997 $15 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company, and extended the GMAC Facility for a three-year term ending March 31, 2007. Under the terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through December 31, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of December 31, 2005, there were outstanding borrowings of $3,001,534 under the GMAC Facility (which represented 20.2% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $14,863,332.

Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the GMAC Facility and cash on hand. As of December 31, 2005, the Company had $11,861,798 available under its $15 million GMAC Facility and $6,228,759 in cash from operations, cash on hand, and cash balances associated with the ACI Acquisition. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, and competition, none of which can be predicted with certainty.

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

Our balance sheet includes an asset in the amount of $11,798,660 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The last independent annual valuation analysis was completed in January 2006, and based on the valuation, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,798,660, and our financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 30, 2005, the Company held its Annual Meeting of Shareholders. The only matters submitted to the shareholders for a vote were (i) the election of directors and (ii) the approval of the Company’s 2005 Stock Option Plan (the “2005 Plan”).

The nominees submitted for election as directors were Michael Barsa, Stephen J. Clearman, Christopher A. Coppersmith, Brian K. Coventry, Philip J. Dubato and Stuart Hettleman. At least 15,111,503 shares of Common Stock and 122,946 shares of Class F Preferred Stock were voted in favor of each nominee, and no more than 333,300 shares of Common Stock were voted to withhold approval of any director. As a result, Messrs, Barsa, Clearman, Coppersmith, Coventry, Dubato and Hettleman were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

At least 12,091,244 shares of Common Stock and 122,946 Class F Preferred Stock were voted in favor of approval of the 2005 Plan, and 452,950 shares of Common Stock were voted against the approval of the 2005 Plan. As a result, the 2005 Plan was approved.

ITEM 6. EXHIBITS

Exhibit No.
3.1
Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)

3.2	By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)
4.1	Certificate of Designations with respect to the Registrant’s Class C Preferred Stock (contained in Exhibit 3.1)
4.2	Certificate of Designations with respect to the Registrant’s Class F Preferred Stock (contained in Exhibit 3.1)
10.1	1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.2	2005 Stock Option Plan
10.3
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

10.4
Letter amendment to GMAC Facility Agreement, dated January 25, 2001 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2000, File No. 0-29754)

10.5
Amendment to GMAC Facility Agreement, dated September 20, 2002 (incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002, File No. 0-29754)

10.6
Amendment to GMAC Facility Agreement, dated February 12, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)

10.7
Amendment to GMAC Facility Agreement, dated May 3, 2004 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)

10.8	Lease Agreement for new Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, File No. 0-29754)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated February 1, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 1, 2006	TARGET LOGISTICS, INC.
Registrant

/s/ Stuart Hettleman
President, Chief Executive Officer

/s/ Philip J. Dubato
Vice President, Chief Financial Officer