Form 10-Q
period 2006-03-31
TARGET LOGISTICS INC
filed 2006-05-03
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-29754

TARGET LOGISTICS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3309110
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

500 Harborview Drive, Third Floor Baltimore, Maryland	21230
(Address of principal executive offices)	(Zip Code)

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

At May 1, 2006, the number of shares outstanding of the registrant’s common stock was 17,886,735.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	June 30, 2005
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$6,056,681	$6,525,577
Accounts receivable, net of allowance for doubtful accounts of $694,858 and $900,571, respectively	22,643,887	20,934,908
Deferred income taxes	976,536	1,034,339
Prepaid expenses and other current assets	183,462	294,562
Total current assets	29,860,566	28,789,386
PROPERTY AND EQUIPMENT, net	2,279,021	337,031
OTHER ASSETS	1,344,859	1,747,478
GOODWILL, net of accumulated amortization of $3,715,106	11,837,417	11,725,823
Total assets	$45,321,863	$42,599,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	6,190,570	5,534,452
Accrued expenses	2,458,106	3,051,871
Accrued transportation expenses	9,477,386	8,960,734
Line of credit	4,300,681	4,348,649
Deferred purchase price liability	207,840	757,840
Dividends payable	-	109,916
Taxes payable	855,144	154,321
Deferred tax liability	57,143	57,143
Lease obligation-current portion	133,171	87,122
Total current liabilities	23,680,041	23,062,048
LEASE OBLIGATION--LONG-TERM	257,801	36,539
DEFERRED TAX LIABILITY - LONG TERM	285,713	341,372
Total liabilities	$24,223,555	$23,439,959

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
122,946 and 319,946 shares issued and outstanding, respectively	1,229,460	3,199,460
Common stock, $.01 par value; 30,000,000 shares authorized,
18,621,686 and 16,569,729 shares issued and outstanding, respectively	186,217	165,697
Paid-in capital	28,288,463	26,293,190
Accumulated deficit	(7,961,027)	(9,853,783)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	21,098,308	19,159,759
Total liabilities and shareholders’ equity	$45,321,863	$42,599,718

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

	Three months ended March 31,
	2006	2005

Operating revenues	$37,114,144	$31,394,399

Cost of transportation	25,393,650	21,010,858

Gross profit	11,720,494	10,383,541

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target subsidiary	3,306,961	3,692,913
SG&A - Target subsidiary	6,807,242	5,840,371
SG&A - Corporate	333,221	269,478
Depreciation and amortization	165,888	109,463
Selling, general and administrative expenses	10,613,312	9,912,225

Operating income	1,107,182	471,316

Other expense:
Interest expense	(40,611)	(10,954)

Income before income taxes	1,066,571	460,362
Provisions for income taxes	456,929	195,468
Net income	$609,642	$264,894

Income per share attributable to common shareholders:
Basic:	$0.04	$0.01
Diluted:	$0.03	$0.01
Weighted average shares outstanding:
Basic:	16,692,679	15,834,445
Diluted:	21,490,385	21,510,082

The accompanying notes are an integral part of these consolidated financial statements

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

	Nine months ended March 31,
	2006	2005

Operating revenues	$119,964,069	$101,654,195

Cost of transportation	82,196,489	69,224,605

Gross profit	37,767,580	32,429,590

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target Subsidiary	12,092,788	11,963,888
SG&A - Target subsidiary	20,475,522	17,308,705
SG&A - Corporate	997,728	827,390
Depreciation and amortization	446,724	335,652
Selling, general and administrative expenses	34,012,762	30,435,635

Operating income	3,754,818	1,993,955

Other expense:
Interest expense	(118,519)	(63,807)

Income before income taxes	3,636,299	1,930,148
Provision for income taxes	1,573,265	874,290
Net income	$2,063,034	$1,055,858

Income per share attributable to common shareholders:
Basic:	$0.12	$0.05
Diluted:	$0.10	$0.05
Weighted average shares outstanding:
Basic:	16,203,763	15,829,632
Diluted:	21,490,361	21,489,936

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2005 AND THE
NINE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Stock Subscription Note	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, June 30, 2004	320,696	$3,206,960	16,562,229	$165,622	$26,285,765	$(100,000)	(734,951)	$(644,805)	$(11,095,373)	$17,818,169

Cash dividends associated with the Class C and F Preferred Stock	—	—	—	—	—	—	—	—	(319,548)	(319,548)

Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(750)	(7,500)	7,500	75	7,425	—	—	—	—	—

Stock subscription note receivable	—	—	—	—	—	100,000	—	—	—	100,000

Net income	—	—	—	—	—	—	—	—	1,561,138	1,561,138

Balance, June 30, 2005	319,946	$3,199,460	16,569,729	$165,697	$26,293,190	—	(734,951)	$(644,805)	$(9,853,783)	$19,159,759

Cash dividends associated with the Class C and F Preferred Stock	—	—	—	—	—	—	—	—	(170,278)	(170,278)

Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(197,000)	(1,970,000)	1,970,000	19,700	1,950,300	—	—	—	—	—

Stock options exercised	—	—	81,957	820	37,015	—	—	—	—	37,835

Stock option expense	—	—	—	—	7,958	—	—	—	—	7,958

Net income	—	—	—	—	—	—	—	—	2,063,034	2,063,034

Balance, March 31, 2006 (unaudited)	122,946	$1,229,460	18,621,686	$186,217	$28,288,463	—	(734,951)	($644,805)	($7,961,027)	$21,098,308

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,063,034	$1,055,858
Bad debt expense	264,884	316,523
Depreciation and amortization	446,724	335,652
Employee Stock option expense	7,958	—
Decrease in deferred tax asset	57,803	792,681
Decrease in deferred tax liability	(55,659)	—
Services performed pursuant to stock subscription agreement	—	90,000

Adjustments to reconcile net income to net cash used in operating activities -
(Increase) decrease in accounts receivable	(1,973,863)	2,522,681
Decrease (increase) in prepaid expenses and other current assets	111,100	(125,612)
Decrease in other assets	193,234	80,542
(Increase) in goodwill resulting from earn-out due under ACI acquisition	(111,594)	—
Increase (decrease) in accounts payable and accrued expenses	1,279,828	(1,130,922)
Net cash provided by operating activities	2,283,449	3,937,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,805,931)	(76,237)
Payment for purchase of ACI, net of cash acquired (Note 8)	(550,000)	(338,146)
Net cash used for investing activities	(2,355,931)	(414,383)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(280,194)	(271,529)
Stock options exercised	37,835	—
Borrowing from note payable to bank	118,211,629	104,690,599
Repayment of note payable to bank	(118,259,597)	(107,975,258)
Payment of lease obligations	(106,087)	(42,508)
Net cash used for financing activities:	(396,414)	(3,598,696)

Net decrease in cash and cash equivalents	(468,896)	(75,676)

CASH AND CASH EQUIVALENTS, beginning of the period	6,525,577	5,896,878

CASH AND CASH EQUIVALENTS, end of the period	$6,056,681	$5,821,202

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$294,213	$189,844
Income Taxes	$869,084	$30,792

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

	Nine months Ended March 31,
	2006	2005

Conversion of 197,000 and 750 Class C Preferred Shares, respectively	(1,970,000)	(7,500)

Issuance of Common Stock for Conversion of 197,000 and 750 Class C Preferred Shares, respectively	1,970,000	7,500

Purchase of property and equipment under capital lease obligations	373,398	—

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 2006 and their consolidated results of operations and cash flows for the nine months ended March 31, 2006 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the “Company”) Form 10-K for the year ended June 30, 2005.

Note 2 - Use of Estimates

In the process of preparing our consolidated financial statements, management estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying our consolidated financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, the determination of share based compensation expense, and the classification of net operating loss and tax credit carry forwards between current and long-term assets.

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

The discounted cash flow analysis is dependent on the Company’s Target Logistic Services, Inc. (“Target”) subsidiary achieving certain future results. These include the following major assumptions: (a) Revenue growth of 15.0% for fiscal 2006, 7.5% for fiscal 2007 thru 2008 and 4.5% for fiscal 2009 thru 2012; (b) Gross Profit percentage of 32.4% in fiscal 2006 and thereafter; (c) Operating expenses (excluding forwarder commissions) reducing from 16.6% in fiscal 2006, to 16.3% in fiscal 2007, to 16.1% in fiscal 2008, 2009 and 2010, and to 16.0% in fiscal 2011 and 2012; and (d) a 16% discount rate. While management believes that these are achievable, any downward variation in these major assumptions or in any other portion of the discounted cash flow analysis could negatively impact the overall valuation analysis.

The Company performs an annual valuation analysis. Based on the results of these annual valuation analyses, our financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,837,417.

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

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

There were outstanding options to purchase 595,000 and 706,957 shares of common stock for the nine months ended March 31, 2006 and 2005, respectively. Options to purchase 75,000 and 75,000 were not included in the computation of diluted EPS for the nine months ended March 31, 2006 and 2005, respectively, because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive. The options were still outstanding at the end of the period.

Note 5 - Share Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 and 95” (“SFAS 123R”). This statement requires that the cost resulting from all share based payment transactions be recognized in the Company’s consolidated financial statements.  In addition, in March 2005 the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share based payment arrangements for public companies.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

Effective July 1, 2005, the Company adopted the fair value measurement provisions of SFAS 123R and accordingly has adopted the modified prospective application method. Under the provisions of FASB Statement No. 123(R) the compensation cost relating to share-based payment transactions (in the company’s case, the employee stock option plan) is to be recognized in the financial statements. For the nine months ending March 31, 2006, the Company has recognized as expense outstanding, unvested employee stock options over the remaining vesting period that remained on such options based on the fair value at the date the employee stock options were granted. Under the modified-prospective-transition method, results for the prior periods have not been restated.

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

	Nine months ended
	3/31/06	3/31/05

Net income as reported	$2,063,034	$1,055,858
Total stock-based employee compensation expense included in the determination of net income, net of tax effect (SFAS No. 123R)	7,958	—
Total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect (SFAS No. 123)	—	(45,000)
Pro forma net income	N/A	$1,010,858
Basic earnings per share	$0.12	$0.05
Pro forma basic earnings per share	N/A	$0.05
Diluted earnings per share	$0.10	$0.05
Pro forma diluted earnings per share	N/A	$0.05

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. No options were granted during the nine months ended March 31, 2006 and there were 110,000 options granted during the nine months ended March 31, 2005. Weighted average assumptions used in the valuation model include risk-free interest rates of 4.35% and 4.29%; and expected stock price volatility of 368.23% and 270.47% in 2006 and 2005, respectively; and, dividend yields of 0.00%; and, expected lives of options of 10 years in 2006 and 2005.

On November 30, 2005, the Company’s shareholders approved the Company’s 2005 Stock Option Plan. The new Plan replaces the Company’s 1996 Stock Option Plan which will expire in June 2006. Under the new Plan, 1,500,000 shares of Common Stock are reserved for issuance.

Note 6 - Stock Options

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Price	Weighted average Exercise Price

Outstanding at June 30, 2005	686,957	$0.04 - 6.00	$1.16
Granted	—	—	—
Exercised	81,957	$0.04 - 0.50	$0.46
Forfeited (by terminated employee)	10,000	$0.50	$0.50
Cancelled	—	—	—

Outstanding at March 31, 2006	595,000	$0.50 - 6.00	$1.27
Exercisable at March 31, 2006	586,000	$0.50 - 6.00	$1.28

There were 81,957 stock options exercised for $37,835 during the nine months ended March 31, 2006.

Note 7 - Reclassifications

Certain amounts in the fiscal year 2005 consolidated financial statements have been reclassified to conform with the fiscal year 2006 presentation.

Note 8 - Stock Purchase Acquisition

On March 15, 2005, the Company acquired the stock of Air Cargo International and Domestic, Inc. (“ACI”) for a combination of (i) $1,000,000 cash payment on date of closing, (ii) cash payment based on the ACI shareholder’s equity after winding down the ACI balance sheet, and (iii) an earn-out structure based on certain future gross profit achievement over the next five years. Any payments from the earn-out structure will be considered an increase to the purchase price in the period such amount is determinable. The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

Note 9 - Segment Information

The Company’s revenue includes both domestic and international freight movements. Domestic freight movements originate and terminate within the United States, and never leave the United States. International freight movements are either exports from the United States or imports to the United States. A reconciliation of the Company’s domestic and international segment revenues and gross profits for the three and nine months ended March 31, 2006 and 2005 is as follows:

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005

Domestic revenue	$25,031,494	$20,964,477	$80,496,150	$66,484,839
International revenue	12,082,650	10,429,922	39,467,919	35,169,356
Total revenue	$37,114,144	$31,394,399	$119,964,069	$101,654,195

Domestic gross profit	$9,374,868	$8,230,811	$30,338,105	$25,729,487
International gross profit	2,345,626	2,152,730	7,429,475	6,700,103
Total gross profit	$11,720,494	$10,383,541	$37,767,580	$32,429,590

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

In May 2005, the FASB issued SFAS No.154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, for the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have any impact on its financial position, results of operations or cash flows.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employees control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holders election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employees control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that this new FSP will have any impact upon its financial position, results of operations or cash flows.

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

OVERVIEW

We generated operating revenues of $138.4 million, $126.1 million, and $113.4 million, and had net profits of $1.6 million, $0.5 million, and $0.8 million, for the fiscal years ended June 30, 2005, 2004 and 2003, respectively. Net income for the year ended June 30, 2003 includes $1,447,699 in non-recurring reversal of accruals for expenses, accruals for contingencies, and accruals for accounts payable of previously closed and sold subsidiaries. We had earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $3,454,132, and $1,760,276 and $2,114,530 for the fiscal years ended June 30, 2005, 2004, and 2003 respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company’s results, it is not intended to replace any presentation included in the Company’s consolidated financial statements.

For the nine months ended March 31, 2006, the revenue of our Target subsidiary increased by 18.0%, when compared to the prior year’s corresponding period. Target’s gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the nine months ended March 31, 2006 decreased to 31.5% from 31.9% for the nine months ended March 31, 2005. The decrease is primarily due to decreased gross profit margins on both international and domestic freight movements. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to increase profitability. Management intends to continue to work on growing revenue by increasing sales through expanding our sales force, increasing sales generated by the Company’s employed sales personnel and sales generated by exclusive forwarders, and strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three months ended March 31, 2006 and 2005

Operating Revenue. Operating revenue increased to $37.1 million for the three months ended March 31, 2006 from $31.4 million for the three months ended March 31, 2005, a 18.2% increase. The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 19.4% to $25,031,494 from $20,964,477 for the three months ended March 31, 2005. This increase is due to the ACI Acquisition and internal sales growth. International revenue increased by 15.8% to $12,082,650 for the three months ended March 31, 2006 from $10,429,922 for the three months ended March 31, 2005, primarily due to increased international freight volume.

Cost of Transportation. Cost of transportation increased to 68.4% of operating revenue for the three months ended March 31, 2006 from 66.9% of operating revenue for the three months ended March 31, 2005. This increase was primarily due to (i) an increase in international freight costs as a percentage of sales, and (ii) a higher than usual level of domestic premium services in the three months ending March 31, 2005 which was not repeated in the three months ended March 31, 2006.

Gross Profit Margin. As a result of the factors described above, gross profit margin for the three months ended March 31, 2006 decreased to 31.6% from 33.1% of operating revenue for the three months ended March 31, 2005, a 4.5% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 28.6% of operating revenue for the three months ended March 31, 2006 from 31.6% of operating revenue for the three months ended March 31, 2005. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 18.3% of operating revenue for the three months ended March 31, 2006 and 18.6% for the three months ended March 31, 2005, a 1.6% decrease. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) were 8.9% and 11.8% of operating revenue for the three months ended March 31, 2006 and 2005, respectively, a 24.6% decrease resulting from a reduction in forwarder agent freight volume as a percentage of Target’s overall freight volume and a reduction in forwarder agent gross profit margin.

Effective Tax Rate. The effective income tax rate for the three months ended March 31, 2006 was 42.8% compared to 42.5% for the three months ended March 31, 2005. The change in the effective tax rate is due to changes in the components of the deferred income tax provision when compared to the prior year.

Net Profit. For the three months ended March 31, 2006, we realized a net profit of $609,642, compared to a net profit of $264,894 for the three months ended March 31, 2005, a 130.2% increase.

Nine months ended March 31, 2006 and 2005

Operating Revenue. Operating revenue increased to $120.0 million for the nine months ended March 31, 2006 from $101.7 million for the nine months ended March 31, 2005, a 18.0% increase. The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 21.1% to $80,496,150 for the nine months ended March 31, 2006 from $66,484,839 for the nine months ended March 31, 2005. This increase is due to the ACI Acquisition and internal sales growth. International revenue increased by 12.2% to $39,467,919 for the nine months ended March 31, 2006 from $35,169,356 for the nine months ended March 31, 2005, primarily due to increased international freight volume.

Cost of Transportation. Cost of transportation increased to 68.5% of operating revenue for the nine month period ended March 31, 2006, from 68.1% of operating revenue for the nine month period ended March 31, 2005. This increase was primarily due to the movement of more domestic premium services in the nine months ending March 31, 2005 than in the nine months ended March 31, 2006.

Gross Profit. As a result of the factors described above, gross profit margin for the nine month period ended March 31, 2006 decreased to 31.5% from 31.9% of operating revenue for the corresponding 2005 period, a 1.3% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 28.4% of operating revenue for the nine months ended March 31, 2006 from 29.9% of operating revenue for the three months ended March 31, 2005. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 17.1% of operating revenue for the nine months ended March 31, 2006 and 17.0% for the nine months ended March 31, 2005, a 0.6% increase. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) were 10.1% and 11.8% of operating revenue for the nine months ended March 31, 2006 and 2005, respectively, a 14.4% decrease resulting from a reduction in forwarder agent freight volume.

Effective Tax Rate.  The effective income tax rate for the nine months ended March 31, 2006 was 43.3% compared to 45.3% for the nine months ended March 31, 2005.  The change in the effective tax rate  is due to changes  in the components of the deferred income tax  provision when compared to the prior year.

Net Profit. For the nine months ended March 31, 2006, the Company realized a net profit of $2,063,034, compared to a net profit of $1,055,858 for the nine months ended March 31, 2005, a 95.4% increase.

LIQUIDITY AND CAPITAL RESOURCES

General. During the nine months ended March 31, 2006, net cash provided by operating activities was $2,283,449. Cash used for investing activities was $2,355,931 representing capital expenditures and payments made pursuant to the terms of the ACI Acquisition. Cash used for financing activities was $396,414, which consisted of dividends and payments under lease obligations.

Capital expenditures. Capital expenditures for the nine months ended March 31, 2006 were $2,355,931, representing (i) capital expenditures of $1,805,931 primarily for property, equipment, and leasehold improvements at the Target subsidiary’s new Los Angeles headquarters and terminal facility, and (ii) a $550,000 deferred payment made pursuant to the terms of the ACI Acquisition.

GMAC Facility. On May 3, 2004, the Company’s Target subsidiary amended its January 1997 $15 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company, and extended the GMAC Facility for a three-year term ending March 31, 2007. Under the terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through December 31, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of March 31, 2006, there were outstanding borrowings of $4,300,681 under the GMAC Facility (which represented 31.5% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $13,655,105.

Stock Purchase Acquisition. On March 15, 2005, the Company acquired the stock of Air Cargo International and Domestic, Inc. for a combination of cash, a deferred payment based on the ACI shareholder’s equity after winding down the ACI balance sheet, and an earn-out structure based on future gross profit achievement over the next five years. The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the GMAC Facility and cash on hand. As of March 31, 2006, the Company had $9,354,424 available under its $15 million GMAC Facility and $6,056,681 in cash from operations, cash on hand, and cash balances associated with the stock purchase acquisition. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, the determination of share based compensation expense, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

Our balance sheet includes an asset in the amount of $11,837,417 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The last independent annual valuation analysis was completed in January 2005, and based on the valuation, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,837,417, and our financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

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

3.2	By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)
4.1	Certificate of Designations with respect to the Registrant’s Class C Preferred Stock (contained in Exhibit 3.1)
4.2	Certificate of Designations with respect to the Registrant’s Class F Preferred Stock (contained in Exhibit 3.1)
10.1	1996 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003, File No. 0-29754)
10.2	2005 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005, File No. 0-29754)
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

10.8	Lease Agreement for new Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, File No. 0-29754)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated May 3, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 3, 2006
TARGET LOGISTICS, INC. Registrant

/s/ Stuart Hettleman
President, Chief Executive Officer

/s/ Philip J. Dubato
Vice President, Chief Financial Officer