Form 10-K
period 2006-06-30
TARGET LOGISTICS INC
filed 2006-09-06
CIK 1009480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006 or
☐Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __ to __.

Commission file number:  0-29754

TARGET LOGISTICS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	11-3309110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Harborview Drive, Third Floor, Baltimore, Maryland	21230
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(410) 332-1598

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated ☐   Filer Accelerated  ☐  Filer Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the OTC Bulletin Board on December 31, 2005, was $2.05.

The number of shares of common stock outstanding as of August 31, 2006 was 17,986,735.

DOCUMENTS INCORPORATED BY REFERENCE

To the extent specified, Part III of this Form 10-K incorporates information by reference to the Registrant’s definitive proxy statement for its 2006 Annual Meeting of Shareholders (to be filed).

TARGET LOGISTICS, INC.
2006 Annual REPORT ON FORM 10-K

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

Description of Business:

We are a non-asset based third party logistics services company providing time definite and value added supply chain solutions on a global basis to over 3,000 accounts. We have a large network of 34 offices throughout the United States, including exclusive agency relationships in 20 cities. We also have a worldwide agent network with coverage in over 70 countries which allows us to provide logistics services on a global basis. We offer a wide range of domestic shipping and distribution options to meet our customers’ schedules, managing and arranging for the total transport of our customers’ freight from the shippers’ locations to the designated recipients, including the preparation of shipping documents and providing handling, packing and containerization services. We also offer a full range of international logistics services including international air and ocean transportation. We concentrate on cargo shipments weighing more than 50 pounds requiring time specific delivery, and our average shipment weighs approximately 1,700 pounds. Each of our stations is linked in real-time through our proprietary information system, by online communications that speeds the two-way flow of shipment data and related logistics information between origin and destination. All of our services are provided through our Target subsidiary.

We have completed four acquisitions since 2001 and intend to continue seeking additional accretive acquisitions. We believe that our fragmented industry offers opportunity to continue making acquisitions of smaller freight forwarders where we can benefit from redundant expenses and the greater purchasing leverage we have from our much higher freight volumes.

Operations

Movement of Freight. We do not own any airplanes or significant trucking equipment and we rely on independent contractors for the movement of our cargo. At the core of our business model is price and space leverage. We use our large and growing freight volume to obtain price leverage in the form of discounts from our transportation providers. On an annual basis we are able to negotiate discounted prices based on our volumes from the previous year. Due to the high volume of freight in our system, we are often able to obtain shipping leverage in the form of freight space at times when available capacity is limited. On a daily basis, we consolidate shipments between city pairs increasing our total shipment size to a vendor qualifying us for lower rates due to the higher daily volume. As our freight volumes continue to grow these leverages increase and our consolidations improve. We utilize our expertise to provide forwarding services that are tailored to meet our customers’ requirements. We arrange for transportation of customers’ shipments via commercial airlines, air cargo carriers, steamship lines, and, if delivery schedules permit, we make use of lower cost inter-city truck transportation services. We select the carrier for particular shipments on the basis of cost, delivery time and cargo availability. Additionally, we provide cargo assembly, warehousing and cargo insurance services. Through our advanced data processing system, we can provide, at no additional cost to the customer, value added services such as automatic electronic data interchange, web based shipping and tracking systems, e-mail status notification and customized generated reports.

The rates we charge our customers are based on destination, shipment weight and required delivery time. We offer graduated discounts for shipments with later scheduled delivery times and rates generally decrease in inverse proportion to the increasing weight of shipments.

Information Systems. An important part of our business strategy is to provide accurate and timely information to our management and customers. Accordingly we have invested years of time and millions of dollars in developing our Target Realtime Air Cargo System (“TRACS”) proprietary freight forwarding software. Management is committed to continue the investment of substantial management and financial resources in developing these systems. TRACS is a fully integrated freight forwarding and financial reporting system providing our employees with a (i) full range of tracking and alerting capabilities, (ii) automatic quoting and customer specific revenue calculations, (iii) automatic calculation of transportation costs between shipping points for all transportation providers (iv) centralized invoicing and (v) accurate cost accruals for our transportation expense. The fully integrated real time performance provides us with accurate and timely financial information.

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

International Operations. Our international operations consist of air and ocean freight movements imported to and exported from our Target subsidiary’s network of offices in the United States. During the fiscal year ended June 30, 2006, our international freight forwarding accounted for 32.6% of our operating revenue.

Customers and Marketing

Our principal customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, computer software and wearing apparel. As of June 30, 2006, we had approximately 3,000 accounts.

We market our services through an organization of approximately 45 full-time salespersons and 52 independent sales agents supported by the sales efforts of senior management, and the operations staff in our Target subsidiary’s offices. We strongly promote team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. We staff each of our Target subsidiary’s offices with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. We believe that it is important to maintain frequent contact with our customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

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

Competition

Although there are no weight restrictions on our shipments, we focus primarily on cargo shipments weighing more than 50 pounds and requiring second-day delivery. As a result, we do not directly compete for most of our business with overnight couriers and integrated shippers of principally small parcels, such as United Parcel Service of America, Inc., Federal Express Corporation, DHL Worldwide Express, Inc. and the United States Postal Service. However, some integrated carriers, such as BAX Global, Inc. (a subsidiary of Deutsch Bahn AG), primarily solicit the shipment of heavy cargo in competition with forwarders. Additionally, there is a developing trend among integrated shippers of primarily small parcels to solicit the shipment of heavy cargo.

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

Employees

We and our Target subsidiary had approximately 256 full-time employees as of June 30, 2006. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

Regulation

Our freight forwarding business as an indirect air cargo carrier is subject to regulation by the United States Department of Transportation under the Federal Aviation Act, and by the Department of Homeland Security and the Transportation Security Administration (TSA). However, air freight forwarders (including Target) are exempted from most of that Act’s requirements by the Economic Aviation Regulations promulgated thereunder, but must adhere to certain rules, such as security requirements. Our overseas independent agents’ air freight forwarding operations are subject to regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers.

ITEM 1A.    RISK FACTORS

An investment in our Common Stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect the Company are described below. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business operations.

Risk Factors Relating To Our Business Generally

We have incurred historic losses and only recently achieved profitability.

Until June 30, 2002, we and our wholly-owned subsidiary Target Logistic Services, Inc. (“Target”), have incurred operating losses for each operating period. For the fiscal year ended June 30, 2006, we generated, on a consolidated basis, approximately $160 million in operating revenues, and net income of approximately $2,705,600. As of June 30, 2006, total stockholders’ equity was $21,681,010, and excluding intangible assets such as goodwill, we had a tangible net worth of $9,808,037. We will be unable to sustain profitability unless we maintain our improved operating results. Management continues to believe that we must focus on increasing revenues and must maintain gross profit margin to continue profitability. While we intend to continue to work on growing revenue by increasing sales, by strategic acquisitions, and by continuing to work on maintaining our Target subsidiary’s gross profit margins by reducing transportation costs, there can be no assurance that we will be able to increase revenues or maintain profitability.

We face aggressive competition from freight carriers with greater financial resources and with companies that operate in areas that we plan on expanding to in the future.

We face intense competition within the freight industry on a local, regional and national basis. Many of our competitors have much larger facilities and far greater financial resources than ours. In the freight forwarding industry, we compete with a large and diverse group of national freight forwarding concerns, commercial air and ocean carriers and a large number of locally established companies in geographic areas where we do business or intend to do business in the future. The loss of customers, agents or employees to competitors could adversely impact our ability to maintain profitability.

We may have to compete with inner-city truckers that have greater goodwill, name, resources and trade recognition than us.

Insofar as inter-city trucking is a portion of our method of freight transport, we compete with a large number of long-haul, medium-haul, truckload and less than truckload carriers, and railroads. While we do not consider ourselves to be competing with traditional small package delivery services such as Federal Express Corporation, United Parcel Service of America, Inc. and DHL Worldwide Express, Inc., in the event that any of these established businesses, with their goodwill, name, resources and trade recognition, decide to further expand into the heavy freight business, such circumstances could have a material adverse effect upon our business.

We rely on other carriers to provide transportation facilities.

We do not own or operate any trucks, nor do we own or operate any aircraft for the movement of either domestic or international freight. We do not have any present or anticipated future plans to acquire, by lease or otherwise, or own or operate any freight transportation equipment. Our ability to service customers depends on the availability of space on air passenger and cargo airlines and trucking carriers. The quality and timeliness of our freight forwarding services will be dependent upon the services of these independent contractors, over which we have no control.

Our reliance on independent contractors subjects us to risks such as:
•	shortages of freight space which are most likely to develop around holidays and on routes upon which traffic is especially heavy;
•	competition with other companies for the availability and utilization of freight space;
•
fluctuations in the availability of air cargo space on passenger airlines due to changes in the types of aircraft or decreases in the number of passenger airlines serving particular routes at particular times which could occur as a result of economic conditions and other factors beyond our control.

While we have not experienced shortages of freight space in the past, significant shortages of suitable space in the future and associated increases in rates charged by carriers could have a material adverse affect on our future operating results.

Our failure to comply with, or the costs of complying with, government regulation could negatively affect our results of operation.

Our freight forwarding business as an indirect air cargo carrier is subject to regulation by the United States Department of Transportation (DOT) under the Federal Aviation Act, and by the Department of Homeland Security and the Transportation Security Administration (TSA). Our overseas independent agents’ air freight forwarding operations are subject to regulation by the regulatory authorities of the respective foreign jurisdictions. The air freight forwarding industry is subject to regulatory and legislative changes which can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing, services to customers. We do not believe that costs of regulatory compliance have had a material adverse impact on our operations to date. However, our failure to comply with any applicable regulations could have an adverse effect. There can be no assurance that the adoption of future regulations would not have a material adverse effect on our business.

Terrorist attacks and other acts of violence or war may affect any market on which our shares trade, the markets in which we operate, our operations and our profitability.

Terrorist acts or acts of war or armed conflict could negatively affect our operations in a number of ways. Primarily, any of these acts could result in increased volatility in or damage to the U.S. and worldwide financial markets and economy and could lead to increased regulatory requirements with respect to the security and safety of freight shipments and transportation. They could also result in a continuation of the current economic uncertainty in the United States and abroad. Acts of terrorism or armed conflict, and the uncertainty caused by such conflicts, could cause an overall reduction in worldwide sales of goods and corresponding shipments of goods. This would have a corresponding negative effect on our operations. Also, terrorist activities similar to the type experienced on September 11, 2001 could result in another halt of trading of securities, which could also have an adverse affect on the trading price of our shares and overall market capitalization.

We intend to continue expansion through acquisition.

We have grown through the acquisitions of other freight forwarders and intend to continue our program of business expansion through acquisitions. There can be no assurance that our:

•	financial condition will be sufficient to support the funding needs of an expansion program;
•	that acquisitions will be successfully consummated or will enhance profitability; or
•	that any expansion opportunities will be available upon reasonable terms.

We expect future acquisitions to encounter risks similar to the risks that past acquisitions have had such as:

•	difficulty in assimilating the operations and personnel of the acquired businesses;
•	potential disruption of our ongoing business;
•
the inability of management to realize the projected operational and financial benefits from the acquisition or to maximize our financial and strategic position through the successful incorporation of acquired personnel and clients;

•	the maintenance of uniform standards, controls, procedures and policies; and
•	the impairment of relationships with employees and clients as a result of any integration of new management personnel.

We expect that any future acquisitions could provide for consideration to be paid in cash, stock or a combination of cash and stock. There can be no assurance that any of these acquisitions will be accomplished. If an entity we acquire is not efficiently or completely integrated with us, then our business, financial condition and operating results could be materially adversely affected.

We are dependent upon key officers.

The success of our operations will be largely dependent upon the efforts of Stuart Hettleman, our President and Chief Executive Officer, and Christopher A. Coppersmith, the President of our Target subsidiary. The loss of the services of either Mr. Hettleman or Mr. Coppersmith could have a material adverse effect on our operating results. Currently there is no “key person” life insurance in place for Messrs. Hettleman and Coppersmith.

Economic and other conditions in the markets in which we operate can affect demand for services and results of operations.

Our future operating results are dependent upon the economic environments of the markets in which we operate. Demand for our services could be adversely affected by economic conditions in the industries of our customers. Many of our principal customers are in the fashion, computer and electronics industries. Adverse conditions in any one of these industries or loss of the major customers in such industries could have a material adverse impact upon us. We expect the demand for our services (and consequently our results of operations) to continue to be sensitive to domestic and, increasingly, global economic conditions and other factors beyond our control.

In addition, the transport of freight, both domestically and internationally, is highly competitive and price sensitive. Changes in the volume of freight transported, shippers preferences as to the timing of deliveries as a means to control shipping costs, economic and political conditions, both in the United States and abroad, work stoppages, United States and foreign laws relating to tariffs, trade restrictions, foreign investments and taxation may all have significant impact on our overall business, growth and profitability.

Substantially all of our assets are pledged to secure indebtedness.

Substantially all of our assets are pledged to secure indebtedness. If our secured creditor forecloses upon security interest in our assets, such action would, in all likelihood, result in our inability to continue in business. We may also be required to obtain the consent of our secured creditor in order to complete future financings, and there can be no assurance that consent would be forthcoming.

A substantial portion of our voting stock is controlled by TIA.

TIA, Inc. (“TIA”) beneficially owns approximately 47% of our voting stock. As a result, TIA is in a position to control us through its ability to determine the outcome of elections of our directors and to prevail in matters submitted to a vote of stockholders. While, under Delaware corporate law, a majority stockholder owes certain fiduciary duties to minority stockholders, there may be circumstances in which these different relationships create material conflicts of interest which TIA is under no obligation to resolve in favor of us or other stockholders. Stuart Hettleman, one of our directors and our President, and David E. Swirnow, one of our directors, each owns a non-controlling indirect minority interest in TIA. In addition, Mr. Hettleman is an executive officer of, TIA. Our officers and directors owe a fiduciary duty to us and our shareholders to act in our best interest and the best interest of our shareholders.

Risk Factors Relating to our Articles of Incorporation and our Stock

The liability of our directors is limited.

Our Articles of Incorporation limit the liability of directors to the maximum extent permitted by Delaware law.

It is unlikely that we will issue dividends on our Common Stock in the foreseeable future.

We have never declared or paid dividends on our Common Stock and do not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of our board of directors.

The exercise of outstanding options and conversion rights will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our Common Stock underlying such options and conversion rights may adversely affect prevailing market prices for our Common Stock.

As of June 30, 2006, there are outstanding options to purchase an aggregate of 520,000 shares of our Common Stock at per share exercise prices ranging from $0.50 to $1.125. Furthermore, outstanding shares of Class F Preferred Stock may be converted into an aggregate of 3,073,650 shares of our Common Stock at any time. In addition, we may issue additional shares of our Common Stock in respect of dividends paid on outstanding shares of our Class F Preferred Stock. The exercise of such outstanding options and conversion rights will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our Common Stock underlying such options and conversion rights may adversely affect prevailing market prices for our Common Stock.

Future sales of our Common Stock by existing shareholders could negatively affect the market price of our Common Stock and make it more difficult for us to sell shares of our Common Stock in the future.

Sales of our common stock in the public market, or the perception that such sales could occur, could result in a drop in the market price of our Common Stock and make it more difficult for us to complete future equity financings. We have in effect registration statements under the Securities Act registering shares of Common Stock on behalf of certain selling stockholders. If these stockholders sell large portions of their holdings in a relatively short time, for liquidity or other reasons, the market price of our Common Stock could drop significantly.

The price of our Common Stock has historically been volatile.

The market price of our Common Stock has in the past been, and may in the future continue to be, volatile. A variety of events, including quarter to quarter variations in operating results or news announcements by us or our competitors as well as market conditions in the freight forwarding industry or changes in earnings estimates by securities analysts may cause the market price of our Common Stock to fluctuate significantly. In addition, the stock market in recent months has experienced significant price and volume fluctuations which have particularly affected the market prices of equity securities of many companies and which often have been unrelated to the operating performance of such companies. These market fluctuations may adversely affect the price of our Common Stock.

The issuance of Preferred Stock may have the effect of delaying, deterring or preventing a change in our control.

Pursuant to our Certificate of Incorporation, we have authority to issue 2,500,000 shares of Preferred Stock which may be issued by our board of directors with such preferences, limitations and relative rights as the Board may determine without any vote of the stockholders. As of the date of this Prospectus, 122,946 shares of preferred stock are outstanding. Issuance of additional shares of preferred stock, depending upon the preferences, limitations and relative rights thereof, may have the effect of delaying, deterring or preventing a change in our control.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

As of June 30, 2006, Target leased terminal facilities consisting of office and warehouse space in 14 cities located in the United States, and also utilized 20 offices operated by exclusive agents. These leased facilities range in size from approximately 1,000 square feet to approximately 108,000 square feet and consist of offices and warehouses with loading bays. All of these properties are leased from third parties. Our executive offices are located in Baltimore, Maryland. Target’s headquarters are located within the terminal facility in Los Angeles, California, and consists of approximately 108,000 square feet of floor space leased pursuant to the terms of a lease which expires in September 2015. Management believes that our current Company wide facilities are sufficient for our planned growth.

We have an additional 13 terminal facilities in the following locations:

Atlanta, Georgia	Houston, Texas
Charlotte, North Carolina	Memphis, Tennessee
Chicago, Illinois	Miami, Florida
Columbus, Ohio	Newark, New Jersey
Dallas, Texas	New York, New York
Greensboro, North Carolina	Seattle, Washington
Indianapolis, Indiana

ITEM 3.    LEGAL PROCEEDINGS

In connection with our Target subsidiary’s recent acquisition of certain assets of Discovery Cargo, Inc. (“DCI”; see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview), on June 5, 2006 Seko Worldwide, LLC (“Seko”) filed a civil action in the United States District Court for the Northern District of Illinois (Case No. 06C3072) against DCI, DCI’s principals, and our Target subsidiary, seeking a temporary restraining order and permanent injunction against the proposed sale of certain assets by DCI to Target. Prior to the transaction, DCI acted as an independent agent in Seko’s freight forwarding system serving the John F. Kennedy International Airport area. In connection with that relationship, DCI had entered into certain agreements with Seko which Seko claimed contained restrictive covenants which prohibited the asset sale to Target. On June 30, 2006, following a hearing, the court denied Seko’s requested relief.

On July 31, 2006, following the close of last fiscal year, Seko filed a civil suit against our Target subsidiary in the Circuit Court of Cook County, Illinois (Case No. 06L8015), alleging that Target tortiously interfered with DCI’s contractual relationships with Seko and with Seko’s economic relationships with DCI’s customers. Seko further alleges that Target’s actions in acquiring certain assets of DCI violated certain provisions of New York law with respect to deceptive trade practices. In its complaint, Seko is seeking unspecified damages and a court order enjoining Target from using the assets acquired from DCI or soliciting DCI’s freight forwarding customers for the restrictive periods which Seko alleges are contained in its agreements with DCI. Target has removed the matter to the United States District Court for the Northern District of Illinois and filed an answer to the complaint denying all allegations and asserting affirmative defenses. We and our counsel believe that Seko’s suit is without merit and we are vigorously defending the suit. In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable.

From time to time, our Target subsidiary is involved in legal matters or named as a defendant in legal actions arising from normal operations, or is presented with claims for damages arising out of its actions. Management believes that these matters will not have a material adverse effect on our financial statements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a listing of our executive officers as of June 30, 2006. There are no family relationships between any Directors and Officers of the Company.

NAME	AGE	POSITION

Stuart Hettleman	56	President and Chief Executive Officer

Philip J. Dubato	50	Vice President, Chief Financial Officer and Secretary

Christopher Coppersmith	56	President and Chief Executive Officer,
		Target Logistic Services, Inc.

STUART HETTLEMAN has been President, Chief Executive Officer and a director of the Company since February 7, 1996, and a director and Chairman of Target since May 8, 1997.

PHILIP J. DUBATO has been Vice President, Chief Financial Officer and Secretary of the Company since February 3, 1997 and a director of the Company since September 18, 1998. From 1984 through 1996, Mr. Dubato was employed by LEP Profit International, Inc. and its predecessor, a domestic and international freight forwarder, where he held successive positions as Controller, Chief Financial Officer and Executive Vice President.

CHRISTOPHER COPPERSMITH has been President and Chief Executive Officer of Target Logistic Services, Inc. (acquired by the Company in May 1997) since 1995, and a director of the Company since May 1997. From 1974 to 1985 Mr. Coppersmith was a director, and from 1985 through 1995 Mr. Coppersmith was Executive Vice President and Chief Operating Officer of Target Airfreight, Inc.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Prior to June 15, 2006, our common stock, $.01 par value (the “Common Stock”) traded on the Over-The-Counter (OTC) market under the symbol TARG. On June 15, 2006, the Common Stock began trading on the American Stock Exchange under the symbol TLG.

The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated. With respect to periods through the third quarter of the fiscal year ended June 30, 2006, the prices reflect the high and low bid prices as available through the OTC market and represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Beginning with the third quarter of the fiscal year ended June 30, 2006, the prices reflect the high and low sales prices as reported by the American Stock Exchange.

Fiscal Year Ended June 30, 2006
First Quarter	High	$1.80
	Low	$1.15

Second Quarter	High	$2.80
	Low	$1.05

Third Quarter	High	$3.15
	Low	$2.01

Fourth Quarter	High	$3.60
	Low	$2.00
Fiscal Year Ended June 30, 2005

First Quarter	High	$0.90
	Low	$0.62

Second Quarter	High	$1.80
	Low	$0.60

Third Quarter	High	$1.76
	Low	$0.98

Fourth Quarter	High	$1.70
	Low	$1.02

On August 31, 2006 there were 637 shareholders of record of our Common Stock. The closing price of the Common Stock on that date was $2.83 per share.

ITEM 6.    SELECTED FINANCIAL DATA

TARGET LOGISTICS, INC.
(in thousands, except per share data)

	2006	2005	2004	2003	2002
Statement of Operations Data:
Operating revenue	$160,369	$138,392	$126,089	$113,381	$93,484
Cost of transportation	110,098	93,913	84,802	75,773	63,174
Gross profit	50,271	44,479	41,287	37,608	30,310
Selling, general & administrative expenses	44,880	41,025	39,526	36,941	29,969
Depreciation and Amortization	616	600	434	428	1,017
Operating income (loss)	$4,775	$2,854	$1,327	$239	$(676)
Other Income	-	-	-	1,448	-
Net income (loss)	$2,706	$1,561	$540	$840	$(935)
Net income (loss) per common share	$0.15	$0.08	$0.02	$0.04	$(0.10)

Balance Sheet Data:
Total assets	$45,345	$42,600	$41,176	$37,191	$37,388
Working capital	6,783	5,727	4,615	863	57
Current liabilities	23,109	23,062	23,282	21,551	22,293
Long-term liabilities	555	378	75	61	34
Shareholders’ equity	$21,681	$19,160	$17,818	$15,579	$15,061

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this discussion and elsewhere in this Annual Report on Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, and reflect our current expectations with respect to our operations, performance, financial condition, and other developments. Such statements are necessarily estimates reflecting our best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, they include (i) our ability to increase operating revenue, improve gross profit margins and reduce selling, general and administrative costs as a percentage of revenue, (ii) competitive practices in the industries in which we compete, (iii) our dependence on current management, (iv) the impact of current and future laws and governmental regulations affecting the transportation industry in general and our operations in particular, (v) general economic conditions, and (vi) other factors which may be identified from time to time in our Securities and Exchange Commission (SEC) filings and other public announcements. We do not undertake and specifically disclaim any obligation to update any forward-looking statements to reflect occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Overview

We generated operating revenues of $160.4 million, $138.4 million, and $126.1 million, and had net profits of $2.7 million, $1.6 million, and $.05 million for the fiscal years ended June 30, 2006, 2005, and 2004, respectively.

We had earnings before interest, taxes, depreciation and amortization (EBITDA) of $5,391,621, $3,454,132 and $1,760,276, for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. EBITDA, is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing our results, it is not intended to replace any presentation included in our consolidated financial statements.

For the fiscal year ended June 30, 2006, the revenue of our Target subsidiary increased by 15.9% when compared to the fiscal year ended June 30, 2005. Target’s gross profit margin (i.e., gross operating revenue less cost of transportation expressed as a percentage of gross operating revenue) decreased to 31.3% for the fiscal year ended June 30, 2006 from 32.1% for the prior fiscal year. This decrease is primarily due to decreased gross profit margins on both international and domestic freight movements. Management continues to believe that we must focus on increasing revenues and must maintain gross profit margin to continue profitability. Management intends to continue to work on growing revenue by recruiting additional sales professionals, increasing sales generated both by our employed sales staff and by our exclusive forwarders, and through strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

On July 14, 2006 (subsequent to the close of our fiscal year) our Target subsidiary acquired certain assets of Discovery Cargo, Inc. (“DCI”), a Queens, New York based freight forwarder. We expect to realize approximately $7 million of additional revenue in fiscal 2007 as a result of this acquisition.

Results of Operations

Years ended June 30, 2006 and 2005

Operating Revenue. Operating revenue increased to $160.4 million for the year ended June 30, 2006 from $138.4 million for the year ended June 30, 2005, a 15.9% increase. Domestic revenue increased by 17.2% to $108,037,189 for the year ended June 30, 2006 from $92,204,367 for the prior fiscal year, due to the acquisition by the Company (the “ACI Acquisition”) of the stock of Air Cargo International and Domestic, Inc. (“ACI”) and internal sales growth. In addition, international revenue increased by 13.3% to $52,331,381 for the 2006 fiscal year from $46,188,008 for the 2005 fiscal year, mainly due to increased international freight volume.

Cost of Transportation. Cost of transportation increased to 68.7% of operating revenue for the year ended June 30, 2006 from 67.9% of operating revenue for the 2005 fiscal year. This increase was primarily due to the movement of less domestic premium services in the year ended June 30, 2006 than in the prior fiscal year.

Gross Profit. As a result of the factors described above, gross profit for the 2006 fiscal year decreased to 31.3% from 32.1% of operating revenue for the 2005 fiscal year, a 2.5% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 28.4% of operating revenue for the year ended June 30, 2006 from 30.1% of operating revenue for the 2005 fiscal year. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 17.2% of operating revenue for the 2006 fiscal year and 17.3% for the 2005 fiscal year, a 0.6% decrease. Exclusive forwarder commission expense (which are primarily commissions to our agents and earn-out expenses from our acquisitions) was 9.9% and 11.5% of operating revenue for the 2006 and 2005 fiscal years, respectively, a 13.9% decrease resulting from a reduction in forwarder agent freight volume as a percentage of Target’s overall freight volume.

Effective Tax Rate. The effective income tax rate for the fiscal year ended June 30, 2006 was 41.8% compared to 43.6% for the fiscal year ended June 30, 2005. The change in the effective tax rate is due to changes in the components of the deferred income tax provision when compared to the prior year.

Net Profit. As a result of the factors discussed above, we realized a net profit of $2,705,598 for the year ended June 30, 2006, compared to a net profit of $1,561,138 for the year ended June 30, 2005, a 73.3% increase.

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

Liquidity and Capital Resources

General. During the 2006 fiscal year, net cash provided by operating activities was $5,145,611. Cash used in investing activities was $2,408,298 representing capital expenditures and the ACI Acquisition. Cash used for financing activities was $2,247,872, which primarily consisted of repayments under our line of credit.

Capital expenditures. Capital expenditures for the 2006 fiscal year were $2,408,298 representing (i) capital expenditures of $1,858,298 primarily for property, equipment, and leasehold improvements at the Target subsidiary’s new Los Angeles headquarters and terminal facility, and (ii) a $550,000 deferred payment made pursuant to the terms of the ACI Acquisition.

Capital expenditures for property, equipment, and leasehold improvements were much higher than historical levels in fiscal year ended June 30, 2006 due to the relocation of Target’s Los Angeles headquarters and terminal facility on October 1, 2005 to a new facility consisting of 108,000 square feet of floor space leased pursuant to the terms of a lease which expires on September 2015. In the fiscal years ended June 30, 2005 and 2004 capital expenditures for property, equipment, and leasehold improvements were $243,107 and $135,569, respectively.

GMAC Facility. On May 3, 2004, the Company’s Target subsidiary amended its January 1997 $15 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company, and extended the GMAC Facility for a three-year term ending March 31, 2007. Under the terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through December 31, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of June 30, 2006, there were outstanding borrowings of $2,493,787 under the GMAC Facility (which represented 18.1% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $13,768,144, net of a standby letter of credit issued by GMAC in the amount of $136,668. We entered into the GMAC Facility on January 16, 1997, and subsequently extended the facility for an additional three-year term and on September 20, 2002 for an additional two-year term. On May 3, 2004, the GMAC Facility was extended for an additional three-year term ending March 31, 2007.

Stock Purchase Acquisition. On March 15, 2005, the Company acquired the stock of ACI for a combination of cash, a deferred payment based on the ACI shareholder’s equity after winding down the ACI balance sheet, and an earn-out structure based on future gross profit achievements over the next five years. A portion of the purchase price could be repaid to the Company if certain gross profit goals for the ACI business are not met. Any payments from the earn-out structure will be considered an increase to the purchase price in the period such amount is determinable. The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity. For additional detail, please refer to Note 6 to our Notes to the Audited Consolidated Financial Statements contained in this Annual Report.

Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the accounts receivable financing facility and cash on hand. As of June 30, 2006, we had $11,274,357 available under our $15 million accounts receivable financing facility and $7,015,018 in cash from operations and cash on hand. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

Inflation

We do not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on our operations.

Contractual Obligations and Commitments

Contractual Obligations and Commitments. The following table presents, as of June 30, 2006, our significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in Note 10 to the consolidated financial statements.

	Payments Due by Fiscal Year
	(in thousands)
	2007	2008	2009	2010	2011 and thereafter	Total
Amounts reflected in Balance Sheet:
Capital lease obligations (1)	$161	$128	$126	$52	-	$467
Other amounts not reflected in Balance Sheet:
Operating leases (2)	1,938	2,037	2,074	1,998	3,785	11,832
Total	$2,099	$2,165	$2,200	$2,050	$3,785	$12,299

(1)	Capital lease obligations represent principal and interest payments.
(2)
Operating leases represent future minimum lease payments under non-cancelable operating leases (primarily the rental of premises) at June 30, 2006. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, the determination of share based compensation expense, and the classification of tax credit carryforwards between current and long-term assets. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are more fully described in Note 3 of the Notes to the Consolidated Financial Statements, starting on page F-7.

Our balance sheet includes an asset in the amount of $11,872,973 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. We obtained an independent valuation analysis completed in January 2006, and based on the valuation, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,872,973, and our financial statements would reflect the reduction. For additional description, please refer to Note 3 to our Notes to the audited Consolidated Financial Statements contained in this Annual Report.

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

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. The guidance in FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employees control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holders election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employees control (such as an initial public offering) until it becomes probable that the event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not expect that this new FSP will have any impact upon its financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal financial instrument is long-term debt under the GMAC Facility which provides for an interest rate, that can be adjusted quarterly, of either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the GMAC Facility. A significant rise in the prime rate could materially adversely affect our business, financial condition and results of operations. At June 30, 2006, an aggregate principal amount of $2,493,787 was outstanding under the GMAC Facility bearing interest at an annual rate of 8.75%. If principal amounts outstanding under the GMAC Credit Facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $12,469 in interest in that year. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to the identity and business experience of the directors of the Company and their remuneration set forth in the section captioned “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A and issued in conjunction with the 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference. The information with respect to the identity and business experience of executive officers of the Company is set forth in Part I of this Form 10-K. The information with respect to the Company’s Audit Committee is incorporated herein by reference to the section captioned “Meetings and Committees of the Board of Directors” in the Proxy Statement. The information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section captioned “Compliance With Section 16(a) of the Exchange Act” in the Proxy Statement. The information with respect to the Company’s Code of Ethics is incorporated herein by reference to the section captioned “Code of Ethics” in the Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections captioned “Director Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information. The following table provides information, as of June 30, 2006, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	520,000*	$0.59	1,500,000**
Equity compensation plans not approved by security holders	0	0	0
Total	520,000*	$0.59	1,500,000**

* Shares are issuable pursuant to options granted under the Company’s 1996 Stock Option Plan.

** Represents shares available for issuance under the Company’s 2005 Stock Option Plan.

The balance of the information required by this item is incorporated herein by reference to the sections captioned “Beneficial Ownership” and “Information Regarding Share Ownership of Management” in the Proxy Statement.

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

10.8	Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, File No. 0-29754)
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2004, File No. 0-29754)
21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2005, File No. 0-29754)
23	Consent of Stonefield Josephson, Inc.*
31.1	Rule 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release issued September 6, 2006*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TARGET LOGISTICS, INC.

Date: September 6, 2006	By:	/s/ Stuart Hettleman
Stuart Hettleman
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart Hettleman	President, Chief Executive	September 6, 2006
Stuart Hettleman	Officer and Director

/s/ Michael Barsa	Director	September 6, 2006
Michael Barsa

/s/ Stephen J. Clearman	Director	September 6, 2006
Stephen J. Clearman

/s/ Brian K. Coventry	Director	September 6, 2006
Brian K. Coventry

/s/ Christopher Coppersmith	Director	September 6, 2006
Christopher Coppersmith

/s/ Philip J. Dubato	Vice President, Chief	September 6, 2006
Philip J. Dubato	Financial Officer,
Principal Accounting Officer
and Director

/s/ David E. Swirnow	Director	September 6, 2006
David E. Swirnow

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

The Board of Directors
Target Logistics, Inc.
Baltimore, Maryland

We have audited the consolidated balance sheets of Target Logistics, Inc. (a Delaware corporation) and subsidiaries, as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Target Logistics, Inc. and subsidiaries, as of June 30, 2006 and 2005, and the results of its operations and their consolidated cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
July 25, 2006

TARGET LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2006	June 30, 2005
CURRENT ASSETS:
Cash and cash equivalents	$7,015,018	$6,525,577
Accounts receivable, net of allowance for doubtful accounts of $503,288 and $900,571, respectively	21,595,301	20,934,908
Deferred income taxes	882,244	1,034,339
Prepaid expenses and other current assets	305,177	294,562
Total current assets	29,797,740	28,789,386
PROPERTY AND EQUIPMENT, NET	2,300,306	337,031
OTHER ASSETS	1,279,862	1,747,478
DEFERRED INCOME TAXES	-	-
GOODWILL, net of accumulated amortization of $3,715,106	11,872,973	11,725,823
Total assets	$45,250,881	$42,599,718

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	6,499,771	5,534,452
Accrued expenses	2,933,536	3,051,871
Accrued transportation expenses	9,952,452	8,960,734
Line of credit	2,493,787	4,348,649
Deferred purchase price liability (Note 6)	207,840	757,840
Dividends payable	60,801	109,916
Taxes payable	678,000	154,321
Deferred tax liability	57,143	57,143
Lease obligation - current portion	131,342	87,122
Total current liabilities	23,014,672	23,062,048
LEASE OBLIGATION -- LONG TERM	283,772	36,539
DEFERRED TAX LIABILITY - LONG TERM	271,427	341,372
Total liabilities	$23,569,871	$23,439,959

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized, 122,946
and 319,946 shares issued and outstanding, respectively	1,229,460	3,199,460
Common Stock, $.01 par value; 30,000,000 shares authorized,
18,621,686 and 16,569,729 shares issued and outstanding, respectively	186,217	165,697
Paid-in capital	28,289,402	26,293,190
Accumulated deficit	(7,379,264)	(9,853,783)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	21,681,010	19,159,759
Total liabilities and shareholders’ equity	$45,250,881	$42,599,718

The accompanying notes are an integral part of these consolidated balance sheets.

TARGET LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004

OPERATING REVENUES:	$160,368,570	$138,392,375	$126,089,061

COST OF TRANSPORTATION:	110,098,043	93,913,264	84,801,806

GROSS PROFIT:	50,270,527	44,479,111	41,287,255

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”):
SG&A - Target subsidiary	27,620,391	24,002,255	22,673,868
SG&A - Target subsidiary (Exclusive forwarder commissions)	15,874,335	15,920,706	16,019,795
SG&A - Corporate	1,384,180	1,102,018	833,316
Depreciation and amortization	616,310	600,155	433,544
Selling, general and administrative expenses	45,495,216	41,625,134	39,960,523

Operating income	4,775,311	2,853,977	1,326,732

OTHER EXPENSE:
Interest expense	(126,516)	(85,717)	(346,517)

Income before income taxes	4,648,795	2,768,260	980,215
Provision for income taxes	1,943,197	1,207,122	440,073
Net income	$2,705,598	$1,561,138	$540,142

Income per share attributable to common shareholders:
Basic	$0.15	$0.08	$0.02
Diluted	$0.13	$0.07	$0.03

Weighted average shares outstanding:
Basic	16,223,353	15,830,915	12,815,859
Diluted	21,490,369	21,489,990	18,622,651

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004

						Stock
					Additional	Subscription
	Preferred Stock		Common Stock		Paid-In	Note	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, June 30, 2003	320,696	$3,206,960	12,913,953	$129,139	$24,202,248	-	(734,951)	$(644,805)	$(11,314,210)	$15,579,332

Cash dividends associated with the Class A, C and F Preferred Stock	-	-	-	-	-	-	-	-	(321,305)	(321,305)
Common Stock issued in conjunction with a private placement	-	-	3,448,276	34,483	1,965,517	-	-	-	-	2,000,000
Common Stock issued pursuant to Subscription Agreement	-	-	200,000	2,000	118,000	-	-	-	-	120,000
Stock subscription note receivable	-	-	-	-	-	(100,000)	-	-	-	(100,000)
Net income	-	-	-	-	-	-	-	-	540,142	540,142

Balance, June 30, 2004	320,696	$3,206,960	16,562,229	$165,622	$26,285,765	$(100,000)	(734,951)	$(644,805)	$(11,095,373)	$17,818,169

Cash dividends associated with the Class C and F Preferred Stock	-	-	-	-	-	-	-	-	(319,548)	(319,548)
Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(750)	(7,500)	7,500	75	7,425	-	-	-	-	-
Stock subscription note receivable	-	-	-	-	-	100,000	-	-	-	100,000
Net income	-	-	-	-	-	-	-	-	1,561,138	1,561,138

Balance, June 30, 2005	319,946	$3,199,460	16,569,729	$165,697	$26,293,190	-	(734,951)	$(644,805)	$(9,853,783)	$19,159,759

Cash dividends associated with the Class C and F Preferred Stock	-	-	-	-	-	-	-	-	(231,079)	(231,079)
Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(197,000)	(1,970,000)	1,970,000	19,700	1,950,300	-	-	-	-	-
Stock options exercised	-	-	81,957	820	37,015	-	-	-	-	37,835
Stock option expense	-	-	-	-	8,897	-	-	-	-	8,897
Net income	-	-	-	-	-	-	-	-	2,705,598	2,705,598
Balance, June 30, 2006	122,946	$1,229,460	18,621,686	$186,217	$28,289,402	-	(734,951)	$(644,805)	$(7,379,264)	$21,681,010

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,705,598	$1,561,138	$540,142
Bad debt expense	220,154	409,679	941,791
Depreciation and amortization	616,310	600,155	433,544
Decrease in deferred tax liability	(69,945)	-	-
Decrease in deferred tax asset	152,095	1,047,120	360,933
Employee stock option expense	8,897	-	-
Services performed pursuant to stock subscription agreement	-	100,000	20,000
Adjustments to reconcile net income to net cash used in operating activities-
(Increase) in accounts receivable	(880,547)	(805,964)	(3,847,016)
(Increase) decrease in prepaid expenses and other current assets	(10,615)	4,142	45,981
Decrease (increase) in other assets	188,433	(137,852)	113,830
(Increase) in goodwill resulting from earn-out due under ACI Acquisition	(147,150)	-	-
Increase in accounts payable and accrued expenses	2,362,381	1,769,724	1,583,514
Net cash provided by operating activities	5,145,611	4,548,142	192,719
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,858,298)	(243,107)	(135,569)
Payment for purchase of ACI, net of cash acquired (Note 6)	(550,000)	(124,283)	-
Net cash used for investing activities	(2,408,298	(367,390)	(135,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Private Placement	-	-	2,000,000
Dividends paid	(280,194)	(320,104)	(321,103)
Stock options exercised	37,835	-	-
Borrowing from line of credit	157,302,143	139,317,134	118,933,320
Repayment of line of credit	(159,157,005)	(142,540,601)	(118,816,403)
(Payment) proceeds of lease obligations	(150,651)	(8,482)	44,869
Net cash (used for) provided by financing activities	(2,247,872)	(3,552,053)	1,840,683

Net increase in cash and cash equivalents	489,441	628,699	1,897,833

CASH AND CASH EQUIVALENTS, beginning of year	6,525,577	5,896,878	3,999,045
CASH AND CASH EQUIVALENTS, end of year	$7,015,018	$6,525,577	$5,896,878

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$149,826	$258,348	$385,823
Income taxes	$1,337,320	$30,792	$148,120

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS -- (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004

Conversion of 197,000 and 750 Class C Preferred Shares, respectively	$(1,970,000)	$(7,500)	-

Issuance of Common Stock for Conversion of 197,000 and 750 Class C Preferred Shares, respectively	$1,970,000	$7,500	-

Purchase of property and equipment under capital lease obligations	$442,104	-	-

Accrued purchase price liability - ACI	-	$757,840	-

Deferred tax liability - ACI	-	$400,000	-

Issuance of 200,000 shares of Common Stock pursuant to Subscription Agreement	-	-	$120,000

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JUNE 30, 2006

1.    BUSINESS

Target Logistics, Inc. (“Company”) provides freight forwarding services and logistics services, through its wholly owned subsidiary, Target Logistic Services, Inc. (“Target”). The Company has a network of offices in 34 cities throughout the United States. The Company was incorporated in Delaware in January 1996 as the successor to operations commenced in 1970. On March 15, 2005, the Company acquired the stock of Air Cargo International and Domestic, Inc. (“ACI”). Refer to Note 6 for a further description of the ACI Acquisition.

The Company’s freight forwarding services involve arranging for the total transport of customers’ freight from the shipper’s location to the designated recipients, including the preparation of shipping documents and the providing of handling, packing and containerization services. The Company concentrates on cargo shipments weighing more than 50 pounds requiring time definite delivery, and has an average shipment weighing approximately 1,700 pounds. The Company also assembles bulk cargo and arranges for insurance. The Company has a network of offices in 34 cities throughout the United States, including exclusive agency relationships in 20 cities. The Company has international freight forwarding operations with a worldwide agent network providing coverage in over 70 countries. The Company has developed several niches including fashion services, the distribution of materials for the entertainment industry, and an expertise in material supply logistics to manufacturing concerns.

2.    SUBSEQUENT EVENT

On July 14, 2006 (subsequent to the close of our fiscal year) our Target subsidiary acquired certain assets of Discovery Cargo, Inc. (“DCI”), a Queens, New York based freight forwarder. We expect to realize approximately $7 million of additional revenue in fiscal 2007 as a result of this acquisition.

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

Principles of Consolidation

For the fiscal year ended June 30, 2006 and 2005, the consolidated financial statements include the accounts of the Company, Target, ACI, and other inactive subsidiaries. For the fiscal year ended June 30, 2004, the consolidated financial statements include the accounts of the Company, Target, and other inactive subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying the Company’s consolidated financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of tax credit carryforwards between current and long-term assets.

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

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2006
Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may be not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. The Company adopted SFAS No. 144 on July 1, 2002. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2006.

Goodwill

Goodwill represents the excess of cost over net assets acquired and was amortized on a straight-line basis over 25 years.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The last annual independent valuation analysis was completed in January 2006, and based on the valuation, the Company determined that the goodwill was not impaired.

The independent valuation analysis is dependent on a discounted seven-year cash flow analysis.

The discounted cash flow analysis is dependent on the Company’s Target Logistic Services, Inc. (“Target”) subsidiary achieving certain future results. These include the following major assumptions: (a) Revenue growth of 15.0% for fiscal 2006, 7.5% for fiscal 2007 thru 2008 and 4.5% for fiscal 2009 thru 2012; (b) Gross Profit percentage of 32.4% in fiscal 2006 and thereafter; (c) Operating expenses (excluding forwarder commissions) reducing from 16.6% in fiscal 2006, to 16.3% in fiscal 2007 to 16.1% in fiscal 2011 and 2012; and (d) a 16% discount rate. While management believes that these are achievable, any downward variation in these major assumptions or in any other portion of the discounted cash flow analysis could negatively impact the overall valuation analysis.

The Company performs an annual valuation analysis. Based on the results of these annual valuation analyses, the Company’s financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,872,973.

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
YEAR ENDED JUNE 30, 2006

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

Effective July 1, 2005, the Company adopted the fair value measurement provisions of SFAS 123R and accordingly has adopted the modified prospective application method. Under the provisions of FASB Statement No. 123(R) the compensation cost relating to share-based payment transactions (in the company’s case, the employee stock option plan) is to be recognized in the financial statements. For the year ending June 30, 2006, the Company has recognized as expense outstanding, unvested employee stock options over the remaining vesting period that remained on such options based on the fair value at the date the employee stock options were granted. Under the modified-prospective-transition method, results for the prior periods have not been restated.

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

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004
Net income as reported	$2,705,598	$1,561,138	$540,142
Total stock-based employee compensation expense included in the determination of net income, net of tax effect (SFAS No. 123R)	5,338	N/A	N/A
Total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect (SFAS No. 123)	-	(53,399)	(19,360)
Pro forma net income	N/A	$1,507,739	($520,782)
Basic earnings per share	$0.15	$0.08	$0.02
Pro forma basic earnings per share	N/A	$0.08	$0.02
Diluted earnings per share	$0.13	$0.07	$0.03
Pro forma diluted earnings per share	N/A	$0.07	$0.03

The effects of applying SFAS No. 123 in the 2005 and 2004 pro forma are not indicative of future amounts as additional awards in future years are anticipated.

On November 30, 2005, the Company’s shareholders approved the Company’s 2005 Stock Option Plan. The new Plan replaces the Company’s 1996 Stock Option Plan which expired in June 2006. Under the new Plan, 1,500,000 shares of Common Stock are reserved for issuance.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2006
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

Options to purchase 75,000 and 95,000, shares of common stock for the years ended June 30, 2005 and 2004, respectively, were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, thus they are anti-dilutive. The options were still outstanding at the end of the period.

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

Reclassifications

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform with the 2006 presentation.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2006

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

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes,” that provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. The interpretation will be adopted by us on January 1, 2007. We are currently evaluating the impact of adopting FIN 48; however, we do not expect the adoption of this provision to have a material effect on our financial position, results of operations or cash flows.

4.    STOCK OPTION PLAN

On November 30, 2005, the Company’s shareholders approved the Company’s 2005 Stock Option Plan (“2005 Plan). The 2005 Plan replaces the Company’s 1996 Stock Option Plan (“1996 Plan”), which expired in June 2006. The 2005 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,500,000 shares of the Company’s common stock to be acquired by the holders of said awards. The 1996 Plan, which is now expired, authorized the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company’s common stock to be acquired by the holders of said awards. For both the 2005 Plan and the 1996 Plan the awards can take the form of incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”) and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company’s outstanding common stock must be granted an option price at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 2005 Plan, no stock options have been granted. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.50 to $1.125 and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. At June 30, 2006, 520,000 stock options granted to employees and directors were exercisable under the 1996 Plan.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2006

Prior to the adoption of the 1996 Plan, there were 224,399 options granted to purchase common stock at exercise prices ranging from $0.048 to $0.408. These options were granted pursuant to the terms of the Asset Exchange Agreement. At each of June 30, 2005 and 2004, 6,957 of these options were outstanding and exercisable.

The following table reflects activity under the plan for the three-year period ended June 30, 2006:

	Year Ended June 30, 2006		Year Ended June 30, 2005		Year Ended June 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	686,957	$1.16	596,957	$1.22	596,957	$1.22
Granted	-	-	110,000	$0.75	-	-
Exercised	81,957	$0.05-0.50	-	-	-	-
Forfeited (by terminated employee)	10,000	0.50	20,000	$0.50	-	-
Cancelled	75,000	6.00	-	-	-	-

Outstanding at end of year	520,000	$0.59	686,957	$1.16	596,957	$1.22
Exercisable at end of year	520,000	$0.59	657,957	$1.19	522,957	$1.32

There were 81,957 stock options exercised for $37,835 during the year ended June 30, 2006.

No stock options were granted during 2006 and 2004. The per share weighted average fair value of stock options granted during 2005 was $0.75.
The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Risk-Free Interest Rates	4.67%
Expected Lives	5
Expected Volatility	270%
Expected Dividend Yields	0.00%

No stock options were granted during 2006 and 2004 so the Black-Scholes information has not been presented.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2006

The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 6/30/06	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/06	Weighted Average Exercise Price
$0.50 - $0.50	370,000	4.00	$0.50	370,000	$0.50
$0.75 - $1.125	150,000	4.60	$0.81	150,000	$0.81
$0.50 - $1.125	520,000	4.30	$0.59	520,000	$0.59

5.    PROPERTY AND EQUIPMENT, NET

	June 30, 2006	June 30, 2005
Property and Equipment consists of the following:
Furniture and fixtures	$542,011	$936,320
Furniture and fixtures - Capital Lease	671,014	257,713
Computer Equipment	460,090	420,668
Computer Equipment - Capital Lease	623,134	623,134
Computer Software	492,232	462,125
Leasehold Improvements	1,598,852	404,179
Vehicles	2,500	2,500
	4,389,833	3,106,639
Less: Accumulated depreciation and amortization (a)	(2,089,527)	(2,769,608)
	$2,300,306	$337,031

(a)	Includes accumulated depreciation and amortization of capital lease assets of $795,844 and $700,395 for the year ended June 30, 2006 and 2005, respectively.

6.    STOCK PURCHASE ACQUISITION

On March 15, 2005 the Company acquired the stock of Air Cargo International and Domestic, Inc. (“ACI”) for a combination of (i) $1,000,000 cash payment on date of closing, (ii) cash payment based on the ACI shareholder’s equity after winding down the ACI balance sheet, and (iii) an earn-out structure based on certain future gross profit achievements over the next five years (the “ACI Acquisition”). A portion of the purchase price could be repaid to the Company if certain gross profit goals for the ACI business are not met. The first year’s gross profit goals are currently under review. Any payments from the earn-out structure will be considered an increase to the purchase price in the period such amount is determinable. The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

The purchase price was allocated as follows:

Purchase Price:

Cash paid on closing date	$1,000,000
Estimated additional cash payment to be paid based upon final ACI shareholder equity after wind down of balance sheet	757,840
Expenses related to acquisition: legal and accounting	40,059
Total purchase price	$1,797,899

Assets Purchased:

Cash	$686,795
Accounts receivable	1,644,756
Prepaid expenses and other current assets	221,464
Property and equipment, net	26,065
Intangible assets:
Customer relationships/non-compete agreements	1,000,000
Goodwill	485,906
Total assets purchased	$4,064,986

Less Liabilities Assumed:

Accounts payable	(913,604)
Accrued expenses	(953,483)
Deferred tax liabilities	(400,000)
Total liabilities assumed	$(2,267,087)

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2006

The combination is being accounted for as a purchase as defined by Statement of Financial Accounting Standards No. 141, Business Combinations. The final allocation of the excess purchase price over net tangible assets was determined based on management’s internal valuation of the assets purchased. The values assigned to intangible assets, aside from goodwill, are subject to amortization. The intangible assets were assigned the following lives for amortization purposes:

Intangible Assets	Life in Years
Customer relationships/non-compete agreements	7.0

Goodwill was not assigned a life and will be tested for impairment as defined by Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Disposal of Long Lived Assets.

7.    OTHER ASSETS

	June 30, 2006	June 30, 2005
Asset purchase acquisitions (a)	$127,461	$263,793
Stock purchase acquisition (b)	821,427	964,286
Note receivable (c)	185,502	200,000
Security deposits (d)	145,472	319,399
Total	$1,279,862	$1,747,478

(a)	Represents the remaining amortization associated with asset purchase acquisitions.
(b)	Represents the remaining amortization of intangible assets (customer relationships and non-compete agreements) associated with the ACI stock purchase acquisition (refer to Note 6).
(c)
Represents a note receivable due from an independent sales organization representing the Company’s Target subsidiary. The note receivable is subject to interest at the prime rate with principal repayments made once the monthly commission payments earned exceed an established threshold defined in the agreement between Target and the independent sales organization, upon termination of the agreement, or upon the sale of the rights under the agreement to Target.

(d)	Represents outstanding security deposits under lease obligations.

8.    DEBT

As of June 30, 2006 and 2005, long-term and short-term debt consisted of the following:

	June 30, 2006	June 30, 2005
Asset-based financing	$2,493,787	$4,348,649

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2006
During the years ended June 30, 2006 and 2005, the Company’s Target subsidiary (“Borrower”) maintained an Accounts Receivable Management and Security Agreement with GMAC Commercial Credit LLC (“GMAC”) whereby the Borrower can receive advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $15,000,000 since April 1, 2005, $13,000,000 since May 3, 2004 and $10,000,000 prior to that date. Since May 3, 2004, the credit line (“GMAC Facility”) is subject to interest at a rate of either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%), and prior to May 3, 2004 at a rate of prime plus one percent (1.0%). The prevailing prime rate as defined by GMAC was 8.25% as of June 30, 2006 and 4.0% as of June 30, 2005. Under the GMAC Facility and prior to May 3, 2004, the interest rate could not be less than 5.0% per annum (and not less than 6.0% prior to September 20, 2002). At June 30, 2006 and 2005, the outstanding balance on the GMAC Facility was $2,493,787 and $4,348,649 which represented 18% and 30% of the approximate $13,768,144 and $14,605,614 available thereunder, respectively. At June 30, 2006, the remaining amount available under the GMAC Facility was approximately $11,274,357. In addition, GMAC issued a standby letter of credit for the benefit of the Borrower in the amount of $136,668. GMAC has a security interest in all present and future accounts receivable, machinery and equipment and other assets of the Borrower and the GMAC Facility is guaranteed by the Company. The GMAC Facility expires on March 31, 2007.

9.    SHAREHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2006, the authorized preferred stock of the Company is 2,500,000 shares. As of June 30, 2006, 122,946 shares of preferred stock are outstanding as follows:

	Class A (a)	Class C (b)	Class F (c)	Total
Balance at June 30, 2003	122,946	197,750	-	320,696
Issuances	-	-	122,946	122,946
Conversions	(122,946)	-	-	(122,946)

Balance at June 30, 2004	-	197,750	122,946	320,696
Issuances	-	-	-	-
Conversions	-	(750)	-	(750)

Balance at June 30, 2005	-	197,000	122,946	319,946
Issuances	-	-	-	-
Conversions	-	(197,000)	-	(197,000)

Balance at June 30, 2006	-	-	122,946	122,946

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
YEAR ENDED JUNE 30, 2006
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

There were 197,000 and 750 shares of Class C Preferred Stock converted into the Company’s Common Stock during fiscal year ending June 30, 2006 and 2005, respectively.

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

10.    COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2006, future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

YEAR ENDING	CAPITAL LEASES	OPERATING LEASES

2007	160,811	$1,937,969
2008	128,291	2,036,581
2009	125,753	2,073,647
2010	51,858	1,998,035
2011 and thereafter	-	3,785,507

Total minimum lease payments	466,713	$11,831,739
Less - Amount representing interest	(46,306)
	$420,407

Employment Agreements

The Company has employment agreements with certain employees expiring at various times through June 30, 2010. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 2006, excluding bonuses, was approximately $1,500,000.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2006
Litigation

In connection with our Target subsidiary’s recent acquisition of certain assets of DCI, on June 5, 2006 Seko Worldwide, LLC (“Seko”) filed a civil action in the United States District Court for the Northern District of Illinois (Case No. 06C3072) against DCI, DCI’s principals, and our Target subsidiary, seeking a temporary restraining order and permanent injunction against the proposed sale of certain assets by DCI to Target. Prior to the transaction, DCI acted as an independent agent in Seko’s freight forwarding system serving the John F. Kennedy International Airport area. In connection with that relationship, DCI had entered into certain agreements with Seko which Seko claimed contained restrictive covenants which prohibited the asset sale to Target. On June 30, 2006, following a hearing, the court denied Seko’s requested relief.

On July 31, 2006, following the close of last fiscal year, Seko filed a civil suit against our Target subsidiary in the Circuit Court of Cook County, Illinois (Case No. 06L8015), alleging that Target tortiously interfered with DCI’s contractual relationships with Seko and with Seko’s economic relationships with DCI’s customers. Seko further alleges that Target’s actions in acquiring certain assets of DCI violated certain provisions of New York law with respect to deceptive trade practices. In its complaint, Seko is seeking unspecified damages and a court order enjoining Target from using the assets acquired from DCI or soliciting DCI’s freight forwarding customers for the restrictive periods which Seko alleges are contained in its agreements with DCI. Target has removed the matter to the United States District Court for the Northern District of Illinois and filed an answer to the complaint denying all allegations and asserting affirmative defenses. We and our counsel believe that Seko’s suit is without merit and we are vigorously defending the suit. In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable.

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

A reconciliation of the Company’s domestic and international segment revenues, gross profit, and accounts receivable for the years ended June 30, 2006, 2005 and 2004 is as follows:

	June 30, 2006	June 30, 2005	June 30, 2004
Domestic revenue	$108,037,189	$92,204,367	$88,621,984
International revenue	52,331,381	46,188,008	37,467,077
Total revenue	$160,368,570	$138,392,375	$126,089,061

Domestic gross profit	$40,373,628	$35,678,665	$33,504,353
International gross profit	9,896,899	8,800,446	7,782,902
Total gross profit	$50,270,527	$44,479,111	$41,287,255

Domestic accounts receivable	$21,119,742	$20,594,076	$20,050,781
International accounts receivable	978,847	1,241,403	1,445,140
Less: allowance for doubtful accounts	(503,288)	(900,571)	(989,974)
Accounts receivable, net of allowance for doubtful accounts	$21,595,301	$20,934,908	$20,505,947

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2006
12.    INCOME TAXES

The Company has tax net operating loss carryforwards of approximately $6.9 million that expire from 2010 through 2022. Use of some of the losses is restricted due to a prior ownership change under certain provisions of the Internal Revenue Code. Certain net operating loss carryforwards for the State of California were suspended for the years ending June 30, 2004 and 2005.

The components of current and deferred income tax expense (benefit) are as follows:

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004
(In thousands)
Current:
State	$407	$160	$80
Federal	1,454	-	-

Deferred:
State	-	-	-
Federal	82	1,047	360

Net income tax expense	$1,943	$1,207	$440

A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year Ended June 30, 2006	Year Ended June 30, 2005	Year Ended June 30, 2004
(In thousands)
Income tax (benefit) expense at U.S. statutory rate	$1,581	$941	$333

Non-deductible goodwill	-	-	-

Valuation Allowance	-	45	-

State tax (net of federal benefit)	259	160	80

Non-deductible expenses	103	61	27

	$1,943	$1,207	$440

The components of deferred income taxes are as follows:

	Year Ended June 30, 2006	Year Ended June 30, 2005
(In thousands)
NOLs	$2,344	$2,344
Tax credits	-	306
Accrued amounts and other	720	786
Acquired customer relationships/non-compete agreements	(329)	(386)
	2,735	3,050

Depreciation	346	34
Amortization	(183)	(104)
	2,898	2,980

Valuation allowance	(2,344)	(2,344)
	$554	$636

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2006

13.    QUARTERLY FINANCIAL DATA SCHEDULE (unaudited)

			Year Ended June 30, 2006
	09/30/05	12/31/05	03/31/06	06/30/06	Fiscal Year

Operating revenue	$36,145,785	$46,704,140	$37,114,144	$40,404,501	$160,368,570
Cost of transportation	24,305,199	32,497,640	25,393,650	27,901,554	110,098,043
Gross profit	11,840,586	14,206,500	11,720,494	12,502,947	50,270,527
Selling, general & administrative expense	10,960,067	12,439,383	10,613,312	11,482,454	45,495,216
Interest (expense)	(34,083)	(43,825)	(40,611)	(7,997)	(126,516)
Provision for income taxes	369,358	746,978	456,929	369,932	1,943,197
Net income (loss)	$477,078	$976,314	609,642	$642,564	$2,705,598

Income (loss) per share attributable to common shareholders:
Basic	$0.03	$0.05	$0.04	$0.03	$0.15
Diluted	$0.02	$0.05	$0.03	$0.03	$0.13
Weighted average shares outstanding:
Basic	15,858,427	16,070,811	16,692,679	17,886,735	16,223,353
Diluted	21,470,288	21,490,385	21,490,385	21,490,385	21,490,369

			Year Ended June 30, 2005
	09/30/04	12/31/04	03/31/05	06/30/05	Fiscal Year

Operating revenue	$33,036,577	$37,223,219	$31,394,399	$36,738,180	$138,392,375
Cost of transportation	22,687,132	25,526,615	21,010,858	24,688,659	93,913,264
Gross profit	10,349,445	11,696,604	10,383,541	12,049,521	44,479,111
Selling, general & administrative expense	9,849,509	10,673,901	9,912,225	11,189,499	41,625,134
Interest (expense)	(38,516)	(14,337)	(10,954)	(21,910)	(85,717)
Provision for income taxes	215,697	463,125	195,468	332,832	1,207,122
Net income (loss)	$245,723	$545,241	$264,894	$505,280	$1,561,138
Income (loss) per share attributable to common shareholders:
Basic
Diluted	$0.01	$0.03	$0.01	$0.03	$0.08
Weighted average shares outstanding:	$0.01	$0.03	$0.01	$0.02	$0.07
Basic	15,827,278	15,827,278	15,834,445	15,834,778	15,830,915
Diluted	21,469,959	21,469,959	21,510,082	21,490,100	21,489,990

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the fiscal year ended June 30, 2004

Allowance for doubtful accounts	$882	$942	$-	$(834)	$990

For the fiscal year ended June 30, 2005

Allowance for doubtful accounts	$990	$410	$-	$(499)	$901

For the fiscal year ended June 30, 2006

Allowance for doubtful accounts	$901	$220	$-	$(618)	$503

S-1