Form 10-Q
period 2006-09-30
TARGET LOGISTICS INC
filed 2006-11-02
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐ Accelerated filer ☐  Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At November 1, 2006, the number of shares outstanding of the registrant’s common stock was 18,076,735.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	June 30, 2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,699,098	$7,015,018
Accounts receivable, net of allowance for doubtful accounts of $531,467 and $503,288, respectively	25,321,337	21,595,301
Deferred income taxes	916,186	882,244
Prepaid expenses and other current assets	384,819	305,177
Total current assets	33,321,440	29,797,740
PROPERTY AND EQUIPMENT, NET	2,403,183	2,300,306
OTHER ASSETS	1,447,052	1,279,862
GOODWILL, net of accumulated amortization of $3,715,106	11,351,402	11,872,973
Total assets	$48,523,077	$45,250,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	5,157,216	6,499,771
Accrued expenses	2,721,883	2,933,536
Accrued transportation expenses	10,703,903	9,952,452
Line of credit	7,065,826	2,493,787
Deferred purchase price liability	-	207,840
Dividends payable	-	60,801
Taxes payable	272,930	678,000
Deferred tax liability	28,052	57,143
Lease obligation - current portion	117,587	131,342
Total current liabilities	26,067,397	23,014,672
LEASE OBLIGATION — LONG TERM	254,236	283,772
DEFERRED TAX LIABILITY - LONG TERM	126,232	271,427
Total liabilities	$26,447,865	$23,569,871

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized, 122,946 and 122,946 shares issued and outstanding, respectively	1,229,460	1,229,460
Common Stock, $.01 par value; 30,000,000 shares authorized, 18,811,686 and 18,621,686 shares issued and outstanding, respectively	188,117	186,217
Additional paid-in capital	28,404,752	28,289,402
Accumulated deficit	(7,102,312)	(7,379,264)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	22,075,212	21,681,010
Total liabilities and shareholders’ equity	$48,523,077	$45,250,881

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

	Three Months ended September 30,
	2006	2005
Operating revenues	$43,448,062	$36,145,785

Cost of transportation	30,568,618	24,305,199

Gross profit	12,879,444	11,840,586

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target Subsidiary	4,240,820	3,897,923
SG&A - Target subsidiary	7,616,572	6,651,863
SG&A - Corporate	275,717	288,159
Depreciation and amortization	176,383	122,122
Selling, general and administrative expenses	12,309,492	10,960,067

Operating income	569,952	880,519

Other expense:
Interest expense	(33,249)	(34,083)

Income before income taxes	536,703	846,436
Provision for income taxes	259,751	369,358
Net income	$276,952	$477,078

Income per share attributable to common shareholders:
Basic:	$0.02	$0.03
Diluted:	$0.01	$0.02
Weighted average shares outstanding:
Basic:	17,977,278	15,858,427
Diluted:	21,480,385	21,470,288

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2006 AND THE
THREE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, June 30, 2005	319,946	$3,199,460	16,569,729	$165,697	$26,293,190	(734,951)	$(644,805)	$(9,853,783)	$19,159,759

Cash dividends associated with the Class C and F Preferred Stock	-	-	-	-	-	-	-	(231,079)	(231,079)

Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(197,000)	(1,970,000)	1,970,000	19,700	1,950,300	-	-	-	-
Stock options exercised	-	-	81,957	820	37,015	-	-	-	37,835
Stock option expense	-	-	-	-	8,897	-	-	-	8,897
Net income	-	-	-	-	-	-	-	2,705,598	2,705,598
Balance, June 30, 2006	122,946	$1,229,460	18,621,686	$186,217	$28,289,402	(734,951)	$(644,805)	$(7,379,264)	$21,681,010

Stock options exercised	-	-	190,000	1,900	115,350	-	-	-	117,250
Net income	-	-	-	-	-	-	-	276,952	276,952
Balance, September 30, 2006	122,946	$1,229,460	18,811,686	$188,117	$28,404,752	(734,951)	$(644,805)	$(7,102,312)	$22,075,212

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$276,952	$477,078
Bad debt expense	167,977	93,897
Depreciation and amortization	176,383	122,122
Stock option expense	-	11,377
Decrease in deferred tax asset	21,982	57,803
Decrease in deferred tax liability	(174,286)	(21,982)

Adjustments to reconcile net income to net cash used in operating activities
Increase in accounts receivable	(3,894,013)	(317,584)
Decrease in prepaid expenses and other assets	220,647	(56,586)
(Increase) in receivable due under ACI acquisition	(55,924)	-
Decrease in accounts payable and accrued expenses	(1,415,667)	(878,244)
Net cash used for operating activities	(4,675,949)	(516,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(156,684)	(1,377,961)
Asset purchase acquisition - DCI	(68,484)	-
Deferred payment for purchase of ACI	-	(550,000)
Net cash used for investing activities	(225,168)	(1,927,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(60,801)	(109,916)
Stock options exercised	117,250	334
Borrowing from line of credit	38,568,643	37,917,463
Repayment of line of credit	(33,996,604)	(35,786,969)
Payment of lease obligations	(43,291)	(23,488)
Net cash provided by financing activities:	4,585,197	1,997,424

Net decrease in cash and cash equivalents	(315,920)	(446,760)

CASH AND CASH EQUIVALENTS, beginning of the period	7,015,018	6,525,577

CASH AND CASH EQUIVALENTS, end of the period	$6,699,098	$6,078,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$32,076	$29,101
Income Taxes	$657,125	$173,572

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

	Three months Ended September 30,
	2006	2005

Conversion of 20,000 Class C Preferred Shares	-	$(200,000)
Issuance of Common Stock for Conversion of 20,000 Class C Preferred Shares	-	200,000

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at September 30, 2006 and their consolidated results of operations and cash flows for the three months ended September 30, 2006 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the “Company”) Form 10-K for the year ended June 30, 2006.

Note 2 - Subsequent Event

On October 2, 2006 (subsequent to the close of our quarter ended September 30, 2006) our Target subsidiary acquired certain assets of Capitaland Express, Inc. (“Capitaland”), an Albany, New York based freight forwarder for a combination of cash and an earn out structure over five years.

The earnout structure is strictly dependent on future profits achieved at the location acquired, and the Company has no minimum commitment or obligation. The Company does not expect that the earn out payments will have a material impact on its overall financial results.

Note 3 - Acquisitions

On July 14, 2006, our Target subsidiary acquired certain assets of Discovery Cargo, Inc. (“DCI”), a Queens, New York based freight forwarder for a cash payment. In conjunction with the acquisition, our Target subsidiary entered into a consulting agreement with the principals of DCI and advanced them $450,000 as a loan repayable over three years beginning October 15, 2006 at an interest rate equal to the prime plus one percent (1.0%). As of September 30, 2006, the $150,000 current portion of this loan is reflected in accounts receivable and the balance of $310,915 is reflected in other assets.

On March 15, 2005 the Company acquired the stock of Air Cargo International and Domestic, Inc. (“ACI”) for a combination of (i) $1,000,000 cash payment on date of closing, (ii) cash payment based on the ACI shareholder’s equity after winding down the ACI balance sheet, and (iii) an earn-out structure based on certain future gross profit achievements over the next five years (the “ACI Acquisition”). In accordance with the terms of the ACI Acquisition, certain post closing adjustments were made as of September 30, 2006 and included below is the revised purchase price allocation. The adjusted balance of intangible assets will be amortized prospectively over its remaining useful life of approximately 5 years, 6 months. Any payments from the earn-out structure will be considered an increase to the purchase price in the period such amount is determinable. The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

The revised purchase price allocation is as follows:

Purchase Price:
Cash paid on closing date	$1,000,000
Estimated additional cash payment to be paid based upon final ACI shareholder equity after wind down of balance sheet	757,840
Purchase price adjustment	(400,000)
Expenses related to acquisition: legal and accounting	40,059
Total adjusted purchase price	$1,397,899

Assets Purchased:
Cash	$686,795
Accounts receivable	1,644,756
Prepaid expenses and other current assets	221,464
Property and equipment, net	26,065
Intangible assets:
Customer relationships/non-compete agreements	925,906
Total assets purchased	$3,504,986

Less Liabilities Assumed:

Accounts payable	(913,604)
Accrued expenses	(953,483)
Deferred tax liabilities	(240,000)
Total liabilities assumed	$(2,107,087)

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

As a result of these adjustments, $55,924 is due the Company as of September 30, and is included in prepaid expenses and other current assets.

Note 4 - Use of Estimates

In the process of preparing our consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying our consolidated financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of tax credit carry forwards between current and long-term assets.

Note 5 - Goodwill

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

The discounted cash flow analysis is dependent on the Company’s Target Logistic Services, Inc. (“Target”) subsidiary achieving certain future results. These include the following major assumptions: (a) Revenue growth of 7.5% for fiscal 2007 thru 2008 and 4.5% for fiscal 2009 thru 2012; (b) Gross Profit percentage of 32.4% in fiscal 2007 and thereafter; (c) Operating expenses (excluding forwarder commissions) reducing from 16.3% in fiscal 2007, to 16.1% in fiscal 2008, 2009 and 2010, and to 16.0% in fiscal 2011 and 2012; and (d) a 16% discount rate. While management believes that these are achievable, any downward variation in these major assumptions or in any other portion of the discounted cash flow analysis could negatively impact the overall valuation analysis.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

The Company performs an annual valuation analysis. Based on the results of these annual valuation analyses, our financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,351,402.

The decrease in goodwill for the three months ended September 30, 2006 is attributable to the post closing adjustment under the ACI Acquisition. See Note 3.

Note 6 - Per Share Data

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

There were outstanding options to purchase 330,000 and 680,000 shares of common stock for the three months ended September 30, 2006 and 2005, respectively. Options to purchase 75,000 were not included in the computation of diluted EPS for the three months ended September 30, 2005, because the exercise prices of those options were greater than the average market price of the common shares, and thus were anti-dilutive.

Note 7 - Stock-Based Compensation

Effective July 1, 2005, we adopted the fair value measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004) “Share-Based Payment”, and accordingly have adopted the modified prospective application method. Under the provisions of FASB Statement No. 123(R) the compensation cost relating to share-based payment transactions (in our case, the employee stock option plan) is to be recognized in the financial statements. At June 30, 2006, we recognized as expense all outstanding, unvested employee stock options over the remaining vesting period that remained on such options based on the fair value at the date the employee stock options were granted. Therefore, for the three months ended September 30, 2006, there was no expense to be recognized in the financial statements. However, for the three months ended September 30, 2005, the total share based employee compensation expense included in the determination of net income, net of tax effect (SFAS No. 123R) was $6,802.

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

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. No options were granted during the three months ended September 30, 2006 or 2005.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

Note 8 - Stock Options

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Price	Weighted average Exercise Price
Outstanding at June 30, 2006	520,000	$0.50 - $1.125	$0.59
Granted	-	-	-
Exercised	190,000	$0.50 - $1.125	$0.62
Forfeited	-	-	-
Cancelled	-	-	-

Outstanding at September 30, 2006	330,000	$0.50 - $1.125	$0.58
Exercisable at September 30, 2006	330,000	$0.50 - $1.125	$0.58

There were 190,000 stock options exercised for $117,250 during the three months ended September 30, 2006.

Note 9 - Segment Information

The Company’s revenue includes both domestic and international freight movements. Domestic freight movements originate and terminate within the United States, and never leave the United States. International freight movements are either exports from the United States or imports to the United States. A reconciliation of the Company’s domestic and international segment revenues and gross profits for the three months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,
	2006	2005

Domestic revenue	$29,154,772	$25,803,090
International revenue	14,293,250	10,342,695
Total revenue	$43,448,062	$36,145,785

Domestic gross profit	$10,324,651	$9,697,761
International gross profit	2,554,793	2,142,825
Total gross profit	$12,879,444	$11,840,586

Note 10 - Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 requires that public companies utilize a dual-approach to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of adopting SAB 108 but does not expect that it will have an effect on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used throughout this Report, “we,” “our,” “the Company” and similar words refers to Target Logistics, Inc.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting our current expectations with respect to our operations, performance, financial condition, and other developments. These forward-looking statements may generally be identified by the use of the words “may”, “will”, “believes”, “should”, “expects”, “anticipates”, “estimates”, and similar expressions. These statements are necessarily estimates reflecting management’s best judgment based upon current information and involve a number of risks and uncertainties. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and readers are advised that various factors could affect our financial performance and could cause our actual results for future periods to differ materially from those anticipated or projected. While it is impossible to identify all such factors, such factors include, but are not limited to, those risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on Form 10-K.
OVERVIEW

We generated operating revenues of $160.4 million, $138.4 million, and $126.1 million, and had net profits of $2.7 million, $1.6 million, and $0.5 million, for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. We had earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $5,391,621, $3,454,132, and $1,760,276, for the fiscal years ended June 30, 2006, 2005, and 2004, respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company’s results, it is not intended to replace any presentation included in the Company’s consolidated financial statements.

For the three months ended September 30, 2006, the revenue of our Target subsidiary increased by 20.2%, when compared to the prior year’s corresponding period. Target’s gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the three months ended September 30, 2006 decreased to 29.6% from 32.8% for the three months ended September 30, 2005. The decrease is primarily due to an increase in international import freight volume which historically reflects a lower gross profit margin as a percentage of sales and a reduction in domestic gross profit margins due to (i) the handling of lower gross profit margin domestic shipments resulting form the DCI acquisition, and (ii) the movement of less domestic premium services during the three months ended September 30, 2006 than in the three months ended September 30, 2005. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales through expanding our sales force, increasing sales generated by the Company’s employed sales personnel and sales generated by exclusive forwarders, and strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three months ended September 30, 2006 and 2005

Operating Revenue. Operating revenue increased to $43.4 million for the three months ended September 30, 2006 from $36.1 million for the three months ended September 30, 2005, a 20.2% increase.  The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 13.0% to $29,154,772 for the 2006 period from $25,803,090 for the three months ended September 30, 2005. This increase is due to the DCI acquisition and internal sales growth. International revenue increased by 38.2% to $14,293,290 for the three months ended September 30, 2006 from $10,342,695 for the three months ended September 30, 2005, primarily due to increased international import freight volume.

Cost of Transportation. Cost of transportation increased to 70.4% of operating revenue for the three months ended September 30, 2006 from 67.2% of operating revenue for the three months ended September 30, 2005. This increase was primarily due to an increase in international import freight volume which historically reflects a higher cost of transportation as a percentage of sales, and an increase in domestic transportation costs as a percentage of sales due to (i) the handling of higher cost domestic shipments, as a percentage of sales, as a result of the DCI acquisition, and (ii) the movement of less domestic premium services during the three months ended September 30, 2006 than in the three months ended September 30, 2005.

Gross Profit Margin. As a result of the factors described above, gross profit margin for the three months ended September 30, 2006 decreased to 29.6% from 32.8% of operating revenue for the three months ended September 30, 2005, a 9.8% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 28.3% of operating revenue for the three months ended September 30, 2006 from 30.3% of operating revenue for the three months ended September 30, 2005. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 17.5% of operating revenue for the three months ended September 30, 2006 and 18.4% for the three months ended September 30, 2005, a 4.9% decrease. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) was 9.8% and 10.8% of operating revenue for the three months ended September 30, 2006 and 2005, respectively, a 9.3% decrease resulting from a reduction in forwarder agent freight volume as a percentage of Target’s overall freight volume.

Effective Tax Rate.  The effective income tax rate for the three months ended September 30, 2006 was 48.4% compared to 43.6% for the three months ended September 30, 2005.  The change in the effective tax rate  is due to changes  in the components of the deferred income tax  provision when compared to the prior year.

Net Profit. For the three months ended September 30, 2006, we realized a net profit of $276,952, compared to a net profit of $477,078 for the three months ended September 30, 2005, a 41.9% decrease.
LIQUIDITY AND CAPITAL RESOURCES

General. During the three months ended September 30, 2006, net cash used for operating activities was $4,675,949. Cash used for investing activities was $225,168, representing capital expenditures and an asset purchase acquisition. Cash provided by financing activities was $4,585,197, which consisted of borrowings under our line of credit.

Capital expenditures. Capital expenditures for the three months ended September 30, 2006 were $225,168, representing capital expenditures and an asset purchase acquisition.

GMAC Facility. On May 3, 2004, the Company’s Target subsidiary amended its January 1997 $15 million revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company, and extended the GMAC Facility for a three-year term ending March 31, 2007. Under the terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through September 30, 2005, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of September 30, 2006, there were outstanding borrowings of $7,065,826 under the GMAC Facility (which represented 47.5% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $14,863,332 , net of a standby letter of credit issued by GMAC in the amount of $136,668.

Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the GMAC Facility and cash on hand. As of September 30, 2006, the Company had $7,797,506 available under its $15 million GMAC Facility and $6,699,098 in cash from operations and cash on hand. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, and competition, none of which can be predicted with certainty.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

Our balance sheet includes an asset in the amount of $11,351,402 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. We obtained an independent valuation analysis completed in January 2006, and based on the valuation, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,351,402, and our financial statements would reflect the reduction. For additional description, please refer to Note 5 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, in connection with our Target subsidiary’s DCI acquisition, on June 5, 2006 Seko Worldwide, LLC (“Seko”) filed a civil action in the United States District Court for the Northern District of Illinois (Case No. 06C3072) against DCI, DCI’s principals, and our Target subsidiary, seeking a temporary restraining order and permanent injunction against the proposed sale of certain assets by DCI to Target. Prior to the transaction, DCI acted as an independent agent in Seko’s freight forwarding system serving the John F. Kennedy International Airport area. In connection with that relationship, DCI had entered into certain agreements with Seko which Seko claimed contained restrictive covenants which prohibited the asset sale to Target. On June 30, 2006, following a hearing, the court denied Seko’s requested relief. This action has been dismissed, and Target has filed a motion seeking attorneys fees from Seko.

Also as previously reported, on July 31, 2006, Seko filed a civil suit against our Target subsidiary in the Circuit Court of Cook County, Illinois (Case No. 06L8015), alleging that Target tortiously interfered with DCI’s contractual relationships with Seko and with Seko’s economic relationships with DCI’s customers. Seko further alleges that Target’s actions in acquiring certain assets of DCI violated certain provisions of New York law with respect to deceptive trade practices. In its complaint, Seko is seeking unspecified damages and a court order enjoining Target from using the assets acquired from DCI or soliciting DCI’s freight forwarding customers for the restrictive periods which Seko alleges are contained in its agreements with DCI. Target has filed a motion to stay the court proceedings pending the outcome of pending arbitration between Seko and DCI, and we expect the hearing on the motion to be scheduled for January 2007. We and our counsel believe that Seko’s suit is without merit and we are vigorously defending the suit. In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable.

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

10.8	Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, File No. 0-29754)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Press Release dated November 2, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 2, 2006	TARGET LOGISTICS, INC. Registrant

/s/ Stuart Hettleman
President, Chief Executive Officer

/s/ Philip J. Dubato
Vice President, Chief Financial Officer