Form 10-Q
period 2006-12-31
TARGET LOGISTICS INC
filed 2007-02-01
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☑

At February 1, 2007, the number of shares outstanding of the registrant’s common stock was 18,076,735.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	June 30, 2006
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,164,724	$7,015,018
Accounts receivable, net of allowance for doubtful accounts of $615,717 and $503,288, respectively	27,889,227	21,595,301
Deferred income taxes	883,540	882,244
Prepaid expenses and other current assets	350,074	305,177
Total current assets	37,287,565	29,797,740
PROPERTY AND EQUIPMENT, NET	2,397,375	2,300,306
OTHER ASSETS	2,377,890	1,279,862
GOODWILL, net of accumulated amortization of $3,715,106	11,351,402	11,872,973
Total assets	$53,414,232	$45,250,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	7,800,085	6,499,771
Accrued expenses	3,154,631	2,933,536
Accrued transportation expenses	13,220,090	9,952,452
Line of credit	6,084,461	2,493,787
Deferred purchase price liability	-	207,840
Dividends payable	62,145	60,801
Taxes payable	348	678,000
Deferred tax liability	28,052	57,143
Lease obligation - current portion	117,242	131,342
Total current liabilities	30,467,054	23,014,672
LEASE OBLIGATION -- LONG TERM	225,388	283,772
DEFERRED TAX LIABILITY - LONG TERM	119,219	271,427
Total liabilities	$30,811,661	$23,569,871

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized, 122,946 and 122,946 shares issued and outstanding, respectively	1,229,460	1,229,460
Common Stock, $.01 par value; 30,000,000 shares authorized, 18,811,686 and 18,621,686 shares issued and outstanding, respectively	188,117	186,217
Paid-in capital	28,404,752	28,289,402
Accumulated deficit	(6,574,953)	(7,379,264)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	22,602,571	21,681,010
Total liabilities and shareholders’ equity	$53,414,232	$45,250,881

The accompanying notes are an integral part of these consolidated balance sheets.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

	Three Months ended December 31,
	2006	2005
Operating revenues	$47,550,567	$46,704,140

Cost of transportation	33,644,422	32,497,640

Gross profit	13,906,145	14,206,500

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target Subsidiary	4,241,084	4,887,904
SG&A - Target subsidiary	8,027,904	7,016,417
SG&A - Corporate	297,190	376,348
Depreciation and amortization	224,692	158,714
Selling, general and administrative expenses	12,790,870	12,439,383

Operating income	1,115,275	1,767,117

Other expense:
Interest expense	(50,865)	(43,825)

Income before income taxes	1,064,410	1,723,292
Provision for income taxes	474,906	746,978
Net income	$589,504	$976,314

Preferred stock dividends	62,145	103,902
Net income applicable to common stockholders	$527,359	$872,412

Income per share attributable to common stockholders:
Basic:	$0.03	$0.05
Diluted:	$0.03	$0.05
Weighted average shares outstanding:
Basic:	18,076,735	16,070,811
Diluted:	21,480,385	21,490,385

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

	Six Months ended December 31,
	2006	2005
Operating revenues	$90,998,629	$82,849,925

Cost of transportation	64,213,040	56,802,839

Gross profit	26,785,589	26,047,086

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target Subsidiary	8,481,904	8,785,827
SG&A - Target subsidiary	15,644,476	13,668,280
SG&A - Corporate	572,907	664,507
Depreciation and amortization	401,075	280,836
Selling, general and administrative expenses	25,100,362	23,399,450

Operating income	1,685,227	2,647,636

Other expense:
Interest expense	(84,114)	(77,908)

Income before income taxes	1,601,113	2,569,728
Provision for income taxes	734,657	1,116,336
Net income	$866,456	$1,453,392

Preferred stock dividends	62,145	231,079
Net income applicable to common stockholders	$804,311	$1,222,313

Income per share attributable to common stockholders:
Basic:	$0.04	$0.08
Diluted:	$0.04	$0.07
Weighted average shares outstanding:
Basic:	18,027,007	15,964,619
Diluted:	21,480,385	21,490,343

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2006 AND THE
SIX MONTHS ENDED DECEMBER 31, 2006 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, June 30, 2005	319,946	$3,199,460	16,569,729	$165,697	$26,293,190	(734,951)	$(644,805)	$(9,853,783)	$19,159,759
Cash dividends associated with the Class C and F Preferred Stock	-	-	-	-	-	-	-	(231,079)	(231,079)
Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(197,000)	(1,970,000)	1,970,000	19,700	1,950,300	-	-	-	-
Stock options exercised	-	-	81,957	820	37,015	-	-	-	37,835
Stock options expense	-	-	-	-	8,897	-	-	-	8,897
Net income	-	-	-	-	-	-	-	2,705,598	2,705,598
Balance, June 30, 2006	122,946	$1,229,460	18,621,686	$186,217	$28,289,402	(734,951)	$(644,805)	$(7,379,264)	$21,681,010

Cash dividends associated with the Class C and F Preferred Stock	-	-	-	-	-	-	-	(62,145)	(62,145)

Stock options exercised	-	-	190,000	1,900	115,350	-	-	-	117,250
Net income	-	-	-	-	-	-	-	866,456	866,456
Balance, December 31, 2006	122,946	$1,229,460	18,811,686	$188,117	$28,404,752	(734,951)	$(644,805)	$(6,574,953)	$22,602,571

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$866,456	$1,453,392
Bad debt expense	201,241	259,154
Depreciation and amortization	401,075	280,836
Stock option expense	-	6,833
Increase in deferred tax asset	(1,296)	57,803
Decrease in deferred tax liability	(181,299)	(41,373)

Adjustments to reconcile net income to net cash provided by (used in) operating activities -
(Increase) in accounts receivable	(6,495,167)	(5,145,258)
Decrease in prepaid expenses and other current assets	255,392	3,811
(Increase) decrease in other assets	(10,442)	164,842
(Increase) in goodwill resulting from earn-out due under ACI acquisition	-	(72,837)
Increase in accounts payable and accrued expenses	3,903,555	6,428,500
Net cash provided by (used in) operating activities	(1,060,485)	3,395,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(276,408)	(1,593,917)
Asset purchase acquisition - DCI	(69,120)	-
Asset purchase acquisition - Capitaland	(1,013,520)	-
Payment on deferred purchase price liability	-	(550,000)
Net cash used for investing activities	(1,359,048)	(2,143,917)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(60,801)	(154,530)
Stock options exercised	117,250	12,835
Borrowing from note payable to bank	83,112,915	76,923,700
Repayment of note payable to bank	(79,522,241)	(78,270,814)
Payment of lease obligations	(77,884)	(59,795)
Net cash provided by (used for) financing activities:	3,569,239	(1,548,604)

Net increase (decrease) in cash and cash equivalents	1,149,706	(296,818)

CASH AND CASH EQUIVALENTS, beginning of the period	7,015,018	6,525,577

CASH AND CASH EQUIVALENTS, end of the period	$8,164,724	$6,228,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	84,146	87,784
Income Taxes	1,434,905	366,362

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

	Six Months Ended December 31,
	2006	2005

Conversion of 30,000 Class C Preferred Shares	-	(300,000)
Issuance of Common Stock for Conversion of 30,000 Class C Preferred Shares	-	300,000

Purchase of property and equipment under capital lease obligations	-	373,398

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at December 31, 2006 and their consolidated results of operations and cash flows for the three and six months ended December 31, 2006 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the “Company”) Form 10-K for the year ended June 30, 2006.

Note 2 - Acquisitions

On October 2, 2006, our Target subsidiary acquired certain assets of Capitaland Express, Inc. (“Capitaland”), an Albany, New York based freight forwarder for a combination of cash and an earn out structure over five years. The earnout structure is strictly dependent on future profits achieved at the location acquired, and the Company has no minimum commitment or obligation. The Company does not expect that the earn out payments will have a material impact on its overall financial results.

On July 14, 2006, our Target subsidiary acquired certain assets of Discovery Cargo, Inc. (“DCI”), a Queens, New York based freight forwarder for a cash payment. In conjunction with the acquisition, our Target subsidiary entered into a consulting agreement with the principals of DCI and advanced them $450,000 as a loan repayable over three years beginning October 15, 2006 at an interest rate equal to the prime plus one percent (1.0%). As of December 31, 2006, the $193,530 current portion of this loan is reflected in accounts receivable and the balance of $264,302 is reflected in other assets.

On March 15, 2005 the Company acquired the stock of Air Cargo International and Domestic, Inc. (“ACI”) for a combination of (i) $1,000,000 cash payment on date of closing, (ii) cash payment based on the ACI shareholder’s equity after winding down the ACI balance sheet, and (iii) an earn-out structure based on certain future gross profit achievements over the next five years (the “ACI Acquisition”). In accordance with the terms of the ACI Acquisition, certain post closing adjustments were made in September of the current fiscal year and included below is the revised purchase price allocation. The adjusted balance of intangible assets will be amortized prospectively over its remaining useful life of approximately 5 years, 6 months. Any payments from the earn-out structure will be considered an increase to the purchase price in the period such amount is determinable. The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

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

As a result of these adjustments, the ACI shareholders repaid $55,924 to the Company on November 28, 2006.

Note 3 - Use of Estimates

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

Note 4 - Goodwill

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. We adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The last annual independent valuation analysis was completed in January 2007, and based on the valuation, we determined that the goodwill was not impaired.

The independent valuation analysis is substantially dependent on three separate analyses: (1) discounted seven-year cash flow analysis, (2) comparable public company analysis, and (3) comparable transaction analysis.

The discounted cash flow analysis is dependent on the Company’s Target Logistic Services, Inc. (“Target”) subsidiary achieving certain future results. These include the following major assumptions: (a) Revenue growth of 15.0% for fiscal 2007, 12.5% for fiscal 2008 through 2009, 10% for fiscal 2010 through 2011 and 7.5% for fiscal 2012 thru 2013; (b) Gross Profit percentage of 30.6% in fiscal 2007 and 31.8% in fiscal 2008 and thereafter; (c) Operating expenses (excluding forwarder commissions) reducing from 17.2% in fiscal 2006, to 17.1% in fiscal 2008 and thereafter; and (d) a 15% discount rate. While management believes that these are achievable, any downward variation in these major assumptions or in any other portion of the discounted cash flow analysis could negatively impact the overall valuation analysis.

The Company performs an annual valuation analysis. Based on the results of these annual valuation analyses, our financial results could be impacted by impairment of goodwill, which could result in periodic write-downs ranging from zero to $11,351,402.

The decrease in goodwill for the six months ended December 31, 2006 is attributable to the post closing adjustment under the ACI Acquisition. See Note 2.

Note 5 - Per Share Data

Basic income per share is calculated by dividing net income attributable to common stockholders less preferred stock dividends, by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding, adjusted for potentially dilutive securities.

There were outstanding options to purchase 330,000 and 655,000 shares of common stock for the three and six months ended December 31, 2006 and 2005, respectively. Options to purchase 75,000 were not included in the computation of diluted EPS for the three and six months ended December 31, 2005, because the exercise prices of those options were greater than the average market price of the common shares, and thus were anti-dilutive.

Note 6 - Stock-Based Compensation

Effective July 1, 2005, we adopted the fair value measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004) “Share-Based Payment”, and accordingly have adopted the modified prospective application method. Under the provisions of FASB Statement No. 123(R) the compensation cost relating to share-based payment transactions (in our case, the employee stock option plan) is to be recognized in the financial statements. The Company will recognize as expense all outstanding, unvested employee stock options over the remaining vesting period that remained on such options based on the fair value at the date the employee stock options were granted. For the six months ended December 31, 2006, there was no expense to be recognized in the financial statements. However, for the six months ended December 31, 2005, the total share based employee compensation expense included in the determination of net income, net of tax effect was $4,100.

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

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. No options were granted during the six months ended December 31, 2006 or 2005.

Note 7 - Stock Options

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Price	Weighted average Exercise Price
Outstanding at June 30, 2006	520,000	$0.50 - $1.125	$0.59
Granted	-	-	-
Exercised	190,000	$0.50 - $1.125	$0.62
Forfeited	-	-	-
Cancelled	-	-	-

Outstanding at December 31, 2006	330,000	$0.50 - $1.125	$0.58
Exercisable at December 31, 2006	330,000	$0.50 - $1.125	$0.58

There were 190,000 stock options exercised for $117,250 during the six months ended December 31, 2006.

Note 8 - Segment Information

The Company’s revenue includes both domestic and international freight movements. Domestic freight movements originate and terminate within the United States, and never leave the United States. International freight movements are either exports from the United States or imports to the United States. A reconciliation of the Company’s domestic and international segment revenues and gross profits for the three and six months ended December 31, 2006 and 2005 is as follows:

	Three Months Ending December 31,		Six Months Ending December 31,
	2006	2005	2006	2005

Domestic revenue	$32,547,223	$29,661,566	$61,701,995	$55,464,656
International revenue	15,003,344	17,042,574	29,296,634	27,385,269
Total revenue	$47,550,567	$46,704,140	$90,998,629	$82,849,925

Domestic gross profit	$11,315,190	$11,265,476	$21,639,841	$20,963,237
International gross profit	2,590,955	2,941,024	5,145,748	5,083,849
Total gross profit	$13,906,145	$14,206,500	$26,785,589	$26,047,086

Note 9 - Recent Accounting Pronouncements

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

OVERVIEW

We generated operating revenues of $160.4 million, $138.4 million, and $126.1 million, and had net profits of $2.7 million, $1.6 million, and $0.5 million, for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. We had earnings before interest, taxes, depreciation and amortization (EBITDA) of approximately $5,391,621, $3,454,132 and $1,760,276, for the fiscal years ended June 30, 2006, 2005, and 2004 respectively. EBITDA is a non-GAAP measure of income and does not include the effects of interest and taxes, and excludes the “non-cash” effects of depreciation and amortization on current assets. Companies have some discretion as to which elements of depreciation and amortization are excluded in the EBITDA calculation. We exclude all depreciation charges related to property, plant and equipment, and all amortization charges, including amortization of goodwill, leasehold improvements and other intangible assets. While management considers EBITDA useful in analyzing the Company’s results, it is not intended to replace any presentation included in the Company’s consolidated financial statements.

For the six months ended December 31, 2006, the revenue of our Target subsidiary increased by 9.8%, when compared to the prior year’s corresponding period. Target’s gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the six months ended December 31, 2006 decreased to 29.4% from 31.4% for the six months ended December 31, 2005. The decrease is primarily due to a reduction in domestic gross profit margins due to (i) the handling of lower gross profit margin domestic shipments at our New York station resulting from the DCI acquisition, and (ii) the movement of less domestic premium services during the six months ended December 31, 2006 than the six months ended December 31, 2005. Since the July 2006 DCI acquisition, our New York station’s profitability has been negatively impacted, and management has been working with the station to improve its performance. Management believes that the New York station’s most recent monthly results indicate a return to profitability and are cautiously optimistic that the New York station will become a positive contributor in the near future. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales through expanding our sales force, increasing sales generated by the Company’s employed sales personnel and sales generated by exclusive forwarders, and strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three months ended December 31, 2006 and 2005

Operating Revenue. Operating revenue increased to $47.6 million for the three months ended December 31, 2006 from $46.7 million for the three months ended December 31, 2005, a 1.8% increase. The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 9.7% to $32,547,223 from $29,661,566 for the three months ended December 31, 2005. This increase is due to the DCI and Capitaland acquisitions and internal sales growth. International revenue decreased by 12.0% to $15,003,344 for the three months ended December 31, 2006 from $17,042,574 for the three months ended December 31, 2005, primarily due to decreased international import freight volume.

Cost of Transportation. Cost of transportation increased to 70.8% of operating revenue for the three months ended December 31, 2006 from 69.6% of operating revenue for the three months ended December 31, 2005. This increase was primarily due to an increase in domestic transportation costs as a percentage of sale due to (i) the handling of higher cost domestic shipments, as a percentage of sales, as a result of the DCI acquisition, and (ii) the movement of less domestic premium services during the three months ended December 31, 2006 than in the three months ended December 31, 2005.

Gross Profit Margin. As a result of the factors described above, gross profit margin for the three months ended December 31, 2006 decreased to 29.2% from 30.4% of operating revenue for the three months ended December 31, 2005, a 4.0% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 26.9% of operating revenue for the three months ended December 31, 2006 from 26.6% of operating revenue for the three months ended December 31, 2005. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expense) were 16.9% of operating revenue for the three months ended December 31, 2006 and 15.0% for the three months ended December 31, 2005, a 12.7% increase, primarily as a result of the DCI and Capitaland acquisitions. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) were 8.9% and 10.5% of operating revenue for the three months ended December 31, 2006 and 2005, respectively, a 15.2% decrease resulting from a reduction in forwarder agent freight volume.

Net Profit. For the three months ended December 31, 2006, we realized a net profit of $589,504, compared to a net profit of $976,314 for the three months ended December 31, 2005, a 39.6% decrease.

Effective Tax Rate. The effective income tax rate for the six months ended December 31, 2006 was 44.6% compared to 43.4% for the six months ended December 31, 2005. The change in the effective tax rate is due to changes in the components of the deferred income tax provision when compared to the prior year.

Six Months ended December 31, 2006 and 2005

Operating Revenue. Operating revenue increased to $91.0 million for the six months ended December 31, 2006 from $82.8 million for the six months ended December 31, 2005, a 9.8% increase.  The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 11.2% to $61,701,995 for the 2006 period from $55,464,656 for the six months ended December 31, 2005. This increase is due to the DCI and Capitaland acquisitions and internal sales growth. International revenue increased by 7.0% to $29,296,634 for the six months ended December 31, 2006 from $27,385,269 for the six months ended December 31, 2005, primarily due to the Capitaland acquisition.

Cost of Transportation. Cost of transportation increased to 70.6% of operating revenue for the six months ended December 31, 2006 from 68.6% of operating revenue for the six months ended December 31, 2005. This increase was primarily due to an increase in domestic transportation costs as a percentage of sales due to (i) the handling of higher cost domestic shipments, as a percentage of sale, as a result of the DCI acquisition, and (ii) the movement of less domestic premium services during the six months ended December 31, 2006 than the six months ended December 31, 2005.

Gross Profit Margin. As a result of the factors described above, gross profit margin for the six months ended December 31, 2006 decreased to 29.4% from 31.4% of operating revenue for the six months ended December 31, 2005, a 6.4% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 27.6% of operating revenue for the six months ended December 31, 2006 from 28.2% of operating revenue for the six months ended December 31, 2005. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 17.2% of operating revenue for the six months ended December 31, 2006 and 16.5% for the six months ended December 31, 2005, a 4.2% increase, primarily as a result of the DCI and Capitaland acquisitions. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) were 9.3% and 10.6% of operating revenue for the six months ended December 31, 2006 and 2005, respectively, an 12.3% decrease resulting from a reduction in forwarder agent freight volume.

Net Profit. For the six months ended December 31, 2006, we realized a net profit of $866,456, compared to a net profit of $1,453,392 for the six months ended December 31, 2005, a 40.4% decrease.

Effective Tax Rate.  The effective income tax rate for the six months ended December 31, 2006 was 45.9% compared to 43.4% for the six months ended December 31, 2005.  The change in the effective tax rate  is due to changes  in the components of the deferred income tax  provision when compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

General. During the six months ended December 31, 2006, net cash used in operating activities was $1,060,485. Cash used for investing activities was $1,359,048, representing capital expenditures for property, equipment and leasehold improvements and the asset purchase acquisitions of Capitaland and DCI. Cash provided by financing activities was $3,569,239, which primarily consisted of borrowings under our line of credit.

Capital expenditures. Capital expenditures for the six months ended December 31, 2006 were $1,359,048, representing capital expenditures of (i) $276,408 primarily for property, equipment and leasehold improvements, and (ii) $1,082,640 for the Capitaland and DCI asset purchase acquisitions.

GMAC Facility. Since 1997, the Company’s Target subsidiary has maintained its revolving credit facility (“GMAC Facility”) with GMAC Commercial Finance LLC (“GMAC”), guaranteed by the Company. Under the terms of the GMAC Facility, Target can borrow (i) the lesser of $13 million or 85% of eligible accounts receivable for the period beginning May 3, 2004 through December 31, 2006, and (ii) the lesser of $15 million or 85% of eligible accounts receivable for the period beginning April 1, 2005 through March 31, 2007. The interest rate of the facility, which can be adjusted quarterly, is either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%). The borrowings under the GMAC Facility are secured by a first lien on all of the Company’s and its subsidiaries’ assets. As of December 31, 2006, there were outstanding borrowings of $6,084,461 under the GMAC Facility (which represented 40.9% of the amount available thereunder) out of a total amount available for borrowing under the GMAC Facility of approximately $14,863,332, net of a standby letter of credit issued by GMAC in the amount of $136,668. The GMAC Facility currently expires on March 31, 2007. The Company has reviewed its options with respect to extending or replacing the GMAC Facility and is currently negotiating a replacement credit facility with a different lender on terms more favorable than the terms of the existing GMAC Facility, to be effective upon the expiration of the GMAC Facility.  In the event these negotiations are unsuccessful, the Company is highly confident that the GMAC Facility will be renewed or replaced.

Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the GMAC Facility and cash on hand. As of December 31, 2006, the Company had $8,778,871 available under its $15 million GMAC Facility and $8,164,724 in cash from operations and cash on hand. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, and competition, none of which can be predicted with certainty.

CRITICAL ACCOUNTING POLICIESAND ESTIMATES

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

Our balance sheet includes an asset in the amount of $11,351,402 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. We obtained an independent valuation analysis completed in January 2007, and based on the valuation, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,351,402, and our financial statements would reflect the reduction. For additional description, please refer to Note 4 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, in connection with our Target subsidiary’s DCI acquisition, on June 5, 2006 Seko Worldwide, LLC (“Seko”) filed a civil action in the United States District Court for the Northern District of Illinois (Case No. 06C3072) against DCI, DCI’s principals, and our Target subsidiary, seeking a temporary restraining order and permanent injunction against the proposed sale of certain assets by DCI to Target. Prior to the transaction, DCI acted as an independent agent in Seko’s freight forwarding system serving the John F. Kennedy International Airport area. In connection with that relationship, DCI had entered into certain agreements with Seko which Seko claimed contained restrictive covenants which prohibited the asset sale to Target. On June 30, 2006, following a hearing, the court denied Seko’s requested relief. This action has been dismissed, and Target has filed a motion seeking attorneys fees from Seko. The court denied Target’s motion, and the denial has been appealed to the United States Court of Appeals for the Seventh Circuit.

Also in connection with the DCI acquisition, on November 13, 2006, Fast Fleet Systems, Inc. filed a civil suit against Seko, DCI, the principals of DCI, Craig Catalano and Bernard Quandt, the Company and our Target subsidiary in the United States District Court for the District of New Jersey (Case No. 06-1819 (FLW)) alleging (i) that Seko and DCI owes the plaintiff in excess of $138,000 for trucking services previously provided to DCI, (ii) fraudulent and slanderous conduct by DCI and Messrs. Catalano and Quandt, and (ii) that the Company and Target has successor liability for all of the obligations of DCI, Catalano and Quandt. Target has filed an answer denying liability, and a motion to stay the court proceedings pending the outcome of litigation involving certain of the parties in New York State Supreme Court for Queens County. We and our counsel believe that the claims against us are without merit and we are vigorously defending the suit. In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 28, 2006, the Company held its Annual Meeting of Shareholders. The only matter submitted to the shareholders for a vote was the election of directors.

The nominees submitted for election as directors were Michael Barsa, Stephen J. Clearman, Christopher A. Coppersmith, Brian K. Coventry, Philip J. Dubato, Stuart Hettleman and David E. Swirnow. At least 17,244,559 shares of Common Stock and 122,946 shares of Class F Preferred Stock were voted in favor of each nominee, and no more than 38,275 shares of Common Stock were voted to withhold approval of any director. As a result, Messrs, Barsa, Clearman, Coppersmith, Coventry, Dubato, Hettleman and Swirnow were elected to serve as directors until the next annual meeting of shareholders of the Company and until their successors are duly elected and qualified.

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

10.8	Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, File No. 0-29754)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
99.1	Press Release dated February 1, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 1, 2007	TARGET LOGISTICS, INC. Registrant

/s/ Stuart Hettleman
President, Chief Executive Officer

/s/ Philip J. Dubato
Vice President, Chief Financial Officer