Form 10-Q
period 2007-03-31
TARGET LOGISTICS INC
filed 2007-05-02
CIK 1009480

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☑

At May 2, 2007, the number of shares outstanding of the registrant’s common stock was 18,076,735.

TABLE OF CONTENTS

		Page
Part I - Financial Information

Item 1.	Financial Statements:

	Consolidated Balance Sheets,
	March 31, 2007 (unaudited) and June 30, 2006 (audited)	3

	Consolidated Statements of Income
	for the Three Months Ended
	March 31, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Income
	for the Nine months Ended
	March 31, 2007 and 2006 (unaudited)	5

	Consolidated Statements of Shareholders’	6
	Equity for the Year Ended June 30, 2006 (audited)
	and the Nine months Ended March 31, 2007 (unaudited)

	Consolidated Statements of Cash Flows	7
	for the Nine months Ended March 31,
	2007 and 2006 (unaudited)

	Notes to Unaudited Consolidated Financial	9
	Statements

Item 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of
	Operations	14

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	17

Item 4.	Controls and Procedures	17

Part II - Other Information

Item 1.	Legal Proceedings	18

Item 6.	Exhibits	18

	Signatures	20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2007	June 30, 2006
ASSETS	(unaudited)	(audited)
CURRENT ASSETS:
Cash and cash equivalents	$4,782,002	$7,015,018
Accounts receivable, net of allowance for doubtful accounts of $768,421 and $503,288 respectively	25,735,741	21,595,301
Deferred income taxes	860,262	882,244
Prepaid expenses and other current assets	287,210	305,177
Total current assets	31,665,215	29,797,740
PROPERTY AND EQUIPMENT, net	2,384,296	2,300,306
OTHER ASSETS	2,394,394	1,279,862
GOODWILL, net of accumulated amortization of $3,715,106	11,351,402	11,872,973
Total assets	$47,795,307	$45,250,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	5,647,342	6,499,771
Accrued expenses	2,712,075	2,933,536
Accrued transportation expenses	12,379,675	9,952,452
Line of credit	3,600,458	2,493,787
Deferred purchase price liability	-	207,840
Dividends payable	-	60,801
Taxes payable	59,831	678,000
Deferred tax liability	28,052	57,143
Lease obligation-current portion	115,493	131,342
Total current liabilities	24,542,926	23,014,672
LEASE OBLIGATION - LONG TERM	197,454	283,772
DEFERRED TAX LIABILITY - LONG TERM	112,206	271,427
Total liabilities	$24,852,586	$23,569,871

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $10 par value; 2,500,000 shares authorized,
122,946 and 122,946 shares issued and outstanding, respectively	1,229,460	1,229,460
Common stock, $.01 par value; 30,000,000 shares authorized,
18,811,686 and 18,621,686 shares issued and outstanding, respectively	188,117	186,217
Paid-in capital	28,404,752	28,289,402
Accumulated deficit	(6,234,803)	(7,379,264)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	22,942,721	21,681,010
Total liabilities and shareholders’ equity	$47,795,307	$45,250,881

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

	Three months ended March 31,
	2007	2006

Operating revenues	43,727,756	$37,114,144

Cost of transportation	30,552,567	25,393,650

Gross profit	13,175,189	11,720,494

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target subsidiary	3,620,334	3,306,961
SG&A - Target subsidiary	8,477,770	6,807,242
SG&A - Corporate	250,222	333,221
Depreciation and amortization	212,880	165,888
Selling, general and administrative expenses	12,561,206	10,613,312

Operating income	613,983	1,107,182

Other expense:
Interest expense	(34,177)	(40,611)

Income before income taxes	579,806	1,066,571
Provisions for income taxes	239,656	456,929
Net income	$340,150	$609,642

Preferred stock dividends	-	22,122
Net income applicable to common stockholders	$340,150	$587,520

Income per share attributable to common shareholders:
Basic:	$0.02	$0.04
Diluted:	$0.02	$0.03
Weighted average shares outstanding:
Basic:	18,076,735	16,692,679
Diluted:	21,480,385	21,490,385

The accompanying notes are an integral part of these consolidated financial statements

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
  (unaudited)

	Nine months ended March 31
	2007	2006

Operating revenues	$134,726,385	$119,964,069

Cost of transportation	94,765,607	82,196,489

Gross profit	39,960,778	37,767,580

Selling, general and administrative expenses (“SG&A”):
Exclusive Forwarder Commissions - Target Subsidiary	12,102,238	12,092,788
SG&A - Target subsidiary	24,122,246	20,475,522
SG&A - Corporate	823,129	997,728
Depreciation and amortization	613,955	446,724
Selling, general and administrative expenses	37,661,568	34,012,762

Operating income	2,299,210	3,754,818

Other expense:
Interest expense	(118,291)	(118,519)

Income before income taxes	2,180,919	3,636,299
Provision for income taxes	974,313	1,573,265
Net income	$1,206,606	$2,063,034

Preferred stock dividends	62,145	170,278
Net income applicable to common stockholders	$1,144,461	$1,892,756

Income per share attributable to common shareholders:
Basic:	$0.06	$0.12
Diluted:	$0.06	$0.10
Weighted average shares outstanding:
Basic:	18,043,341	16,203,763
Diluted:	21,480,385	21,490,361

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEAR ENDED JUNE 30, 2006 AND THE
NINE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Total

Balance, June 30, 2005	319,946	$3,199,460	16,569,729	$165,697	$26,293,190	(734,951)	$(644,805)	$(9,853,783)	$19,159,759
Cash dividends associated with the Class C and F Preferred Stock	-	-	-	-	-	-	-	(231,079)	(231,079)
Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(197,000)	(1,970,000)	1,970,000	19,700	1,950,300	-	-	-	-
Stock options exercised	-	-	81,957	820	37,015	-	-	-	37,835
Stock options expense	-	-	-	-	8,897	-	-	-	8,897
Net income	-	-	-	-	-	-	-	2,705,598	2,705,598
Balance, June 30, 2006	122,946	$1,229,460	18,621,686	$186,217	$28,289,402	(734,951)	$(644,805)	$(7,379,264)	$21,681,010

Cash dividends associated with the Class F Preferred Stock	-	-	-	-	-	-	-	(62,145)	(62,145)

Stock options exercised	-	-	190,000	1,900	115,350	-	-	-	117,250
Net income	-	-	-	-	-	-	-	1,206,606	1,206,606
Balance, March 31, 2007	122,946	$1,229,460	18,811,686	$188,117	$28,404,752	(734,951)	$(644,805)	$(6,234,803)	$22,942,721

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,206,606	$2,063,034
Bad debt expense	429,941	264,884
Depreciation and amortization	613,955	446,724
Employee Stock option expense	-	7,958
Decrease in deferred tax asset	21,982	57,803
Decrease in deferred tax liability	(188,312)	(55,659)

Adjustments to reconcile net income to net cash used in operating activities -
(Increase) in accounts receivable	(4,570,381)	(1,973,863)
Decrease in prepaid expenses and other current assets	318,256	111,100
(Increase) decrease in other assets	(139,660)	193,234
(Increase) in goodwill resulting from earn-out due under ACI acquisition	-	(111,594)
Increase in accounts payable and accrued expenses	527,324	1,279,828
Net cash (used for) provided by operating activities	(1,780,289)	2,283,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(363,495)	(1,805,931)
Asset purchase acquisition - DCI	(69,120)	-
Asset purchase acquisition - Capitaland	(1,013,520)	-
Payment on deferred purchase price liability	-	(550,000)
Net cash used for investing activities	(1,446,135)	(2,355,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(122,946)	(280,194)
Stock options exercised	117,250	37,835
Borrowing from note payable to bank	120,256,054	118,211,629
Repayment of note payable to bank	(119,149,383)	(118,259,597)
Payment of lease obligations	(107,567)	(106,087)
Net cash provided by (used for) financing activities:	993,408	(396,414)

Net decrease in cash and cash equivalents	(2,233,016)	(468,896)

CASH AND CASH EQUIVALENTS, beginning of the period	7,015,018	6,525,577

CASH AND CASH EQUIVALENTS, end of the period	$4,782,002	$6,056,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments for:
Interest	$141,080	$294,213
Income Taxes	$1,598,785	$869,084

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(unaudited)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTMENT AND FINANCING ACTIVITIES:

	Nine months Ended March 31,
	2007	2006

Conversion of 197,000 Class C Preferred Shares	-	(1,970,000)

Issuance of Common Stock for Conversion of 197,000 Class C Preferred Shares	-	1,970,000

Purchase of property and equipment under capital lease obligations	-	373,398

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Notes to Unaudited Consolidated Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and Regulation S-X related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at March 31, 2007 and their consolidated results of operations and cash flows for the nine months ended March 31, 2007 have been included. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Target Logistics, Inc. (the “Company”) Form 10-K for the year ended June 30, 2006.

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

On July 14, 2006, our Target subsidiary acquired certain assets of Discovery Cargo, Inc. (“DCI”), a Queens, New York based freight forwarder for a cash payment. In conjunction with the acquisition, our Target subsidiary entered into a consulting agreement with the principals of DCI and advanced them $450,000 as a loan repayable over three years beginning October 15, 2006 at an interest rate equal to the prime plus one percent (1.0%). As of March 31, 2007, the $172,647 current portion of this loan is reflected in accounts receivable and the balance of $256,906 is reflected in other assets.

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

TARGET LOGISTICS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONT.)

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

The decrease in goodwill for the nine months ended December 31, 2007 is attributable to the post closing adjustment under the ACI Acquisition. See Note 2.

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

There were outstanding options to purchase 330,000 and 595,000 shares of common stock for the nine months ended March 31, 2007 and 2006, respectively. Options to purchase 75,000 shares were not included in the computation of diluted EPS for the nine months ended March 31, 2006, because the exercise prices of those options were greater than the average market price of the common shares, and thus are anti-dilutive.

Note 6 - Stock-Based Compensation

Effective July 1, 2005, we adopted the fair value measurement provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004) “Share-Based Payment”, and accordingly have adopted the modified prospective application method. Under the provisions of FASB Statement No. 123(R) the compensation cost relating to share-based payment transactions (in our case, the employee stock option plan) is to be recognized in the financial statements. The Company will recognize as expense all outstanding, unvested employee stock options over the remaining vesting period that remained on such options based on the fair value at the date the employee stock options were granted. For the nine months ended March 31, 2007, there was no expense to be recognized in the financial statements. However, for the nine months ended March 31, 2006, the total share based employee compensation expense included in the determination of net income, net of tax effect was $7,958.

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

The fair value of options was estimated at the grant date using a Black-Scholes option pricing model, which requires the input of subjective assumptions. No options were granted during the nine months ended March 31, 2007 or 2006.

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

There were 190,000 stock options exercised for $117,250 during the nine months ended March 31, 2007.

Note 8 - Segment Information

The Company’s revenue includes both domestic and international freight movements. Domestic freight movements originate and terminate within the United States, and never leave the United States. International freight movements are either exports from the United States or imports to the United States. A reconciliation of the Company’s domestic and international segment revenues and gross profits for the three and nine months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006

Domestic revenue	$29,473,373	$25,031,494	$91,175,368	$80,496,150
International revenue	14,254,383	12,082,650	43,551,017	39,467,919
Total revenue	$43,727,756	$37,114,144	$134,726,385	$119,964,069

Domestic gross profit	$10,572,372	$9,374,868	$32,212,213	$30,338,105
International gross profit	2,602,817	2,345,626	7,748,565	7,429,475
Total gross profit	$13,175,189	$11,720,494	$39,960,778	$37,767,580

Note 9 - New Credit Facility

On March 19, 2007, the Company’s Target subsidiary entered into a $20 million revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The new credit facility (the “Wells Fargo Facility”) replaces Target’s previous $15 million line of credit with GMAC Commercial Finance LLC. Under the Wells Fargo Facility, Target may borrow up to $20 million limited to 80% of its aggregate outstanding eligible accounts receivable. If borrowings do not exceed $5 million, then the facility is not restricted by eligible accounts receivable. Target may select a prime rate or LIBOR based interest rate. Interest on the Wells Fargo Facility will be adjusted quarterly based on the ratio of Target’s total liabilities to tangible net worth, and will range from 0.5% below Wells Fargo’s prime rate to Wells Fargo’s prime rate, or from LIBOR plus 1.25% to LIBOR plus 1.75%. Target’s obligations under the Wells Fargo Facility are secured by all of the assets of Target, and are guaranteed by the Company. The Wells Fargo Facility will expire on March 1, 2010. As of March 31, 2007, there were outstanding borrowings of $3,600,458 under the Wells Fargo Facility (which represented 24.2% of the amount available thereunder) out of a total amount available for borrowing under the Wells Fargo Facility of approximately $14,901,454, net of a standby letter of credit issued by Wells Fargo in the amount of $136,668.

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

OVERVIEW

We generated operating revenues of $160.4 million, $138.4 million, and $126.1 million, and had net profits of $2.7 million, $1.6 million, and $0.5 million, for the fiscal years ended June 30, 2006, 2005 and 2004, respectively. The Company’s revenue includes both domestic and international freight movements. Domestic freight movements originate and terminate within the United States, and never leave the United States. International freight movements are freight movements that have a point of origin or destination outside of the United States. International freight movements historically reflect a higher cost of transportation as a percentage of revenue than domestic freight movements. This is due to the higher cost of transportation associated with the movement of international freight including handling and other fees paid to overseas agents. As a result, international freight movements historically produce a lower gross profit margin than domestic freight movements.

For the nine months ended March 31, 2007, the revenue of our Target subsidiary increased by 17.7%, when compared to the prior year’s corresponding period. Target’s gross profit margin (i.e., gross operating revenues less cost of transportation expressed as a percentage of gross operating revenue) for the nine months ended March 31, 2007 decreased to 30.2% from 31.6% for the nine months ended March 31, 2006. The decrease is primarily due to a reduction in domestic gross profit margins due to (i) the handling of lower gross profit margin domestic shipments at our New York station resulting from the DCI acquisition, and (ii) the movement of less domestic premium services during the nine months ended March 31, 2007 than the nine months ended March 31, 2006. Since the July 2006 DCI acquisition, our New York station’s profitability has been negatively impacted, and management has been working with the station to improve its performance. As a result of the continuing losses at the New York station during the third quarter, management has initiated a major restructuring of the New York station and expects the station to return to profitability in the near future. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales through expanding our sales force, increasing sales generated by the Company’s employed sales personnel and sales generated by exclusive forwarders, and strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

RESULTS OF OPERATIONS

Three months ended March 31, 2007 and 2006

Operating Revenue. Operating revenue increased to $43.7 million for the three months ended March 31, 2007 from $37.1 million for the three months ended March 31, 2006, a 17.7% increase. The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 17.8% to $29,473,373 from $25,031,494 for the three months ended March 31, 2006. This increase is due to the DCI and Capitaland acquisitions and internal sales growth. International revenue increased by 18.0% to $14,254,383 for the three months ended March 31, 2007 from $12,082,650 for the three months ended March 31, 2006, primarily due to the Capitaland acquisition.

Cost of Transportation. Cost of transportation increased to 69.9% of operating revenue for the three months ended March 31, 2007 from 68.4% of operating revenue for the three months ended March 31, 2006. This increase was primarily due to an increase in domestic transportation costs as a percentage of sale due to (i) the handling of higher cost domestic shipments, as a percentage of sales, as a result of the DCI acquisition, and (ii) the movement of less domestic premium services during the three months ended March 31, 2007 than in the three months ended March 31, 2006.

Gross Profit Margin. As a result of the factors described above, gross profit margin for the three months ended March 31, 2007 decreased to 30.1% from 31.6% of operating revenue for the three months ended March 31, 2006, a 4.4% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 28.7% of operating revenue for the three months ended March 31, 2007 from 28.6% of operating revenue for the three months ended March 31, 2006. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 19.4% of operating revenue for the three months ended March 31, 2007 and 18.3% for the three months ended March 31, 2006, a 6.0% increase primarily a result of the DCI and Capitaland acquisitions. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) were 8.3% and 8.9% of operating revenue for the three months ended March 31, 2007 and 2006, respectively, a 6.7% decrease resulting from a reduction in forwarder agent freight volume as a percentage of Target’s overall freight volume.

Effective Tax Rate. The effective income tax rate for the three months ended March 31, 2007 was 41.3% compared to 42.8% for the three months ended March 31, 2006. The change in the effective tax rate is due to changes in the components of the deferred income tax provision when compared to the prior year.

Net Profit. For the three months ended March 31, 2007, we realized a net profit of $340,150, compared to a net profit of $609,642 for the three months ended March 31, 2006, a 44.2% decrease.

Nine months ended March 31, 2007 and 2006

Operating Revenue. Operating revenue increased to $134.7 million for the nine months ended March 31, 2007 from $120.0 million for the nine months ended March 31, 2006, a 12.3% increase. The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 13.3% to $91,175,368 for the nine months ended March 31, 2007 from $80,496,150 for the nine months ended March 31, 2006. This increase is due to the DCI and Capitaland acquisitions and internal sales growth. International revenue increased by 10.3% to $43,551,017 for the nine months ended March 31, 2007 from $39,467,919 for the nine months ended March 31, 2006, primarily due to the Capitaland acquisition.

Cost of Transportation. Cost of transportation increased to 70.3% of operating revenue for the nine month period ended March 31, 2007, from 68.5% of operating revenue for the nine month period ended March 31, 2006. This increase was primarily due to an increase in domestic transportation costs as a percentage of sales due to (i) the handling of higher cost domestic shipments, as a percentage of sale, as a result of the DCI acquisition, and (ii) the movement of less domestic premium services during the six months ended March 31, 2007 than the six months ended March 31, 2006.

Gross Profit. As a result of the factors described above, gross profit margin for the nine month period ended March 31, 2007 decreased to 29.7% from 31.5% of operating revenue for the corresponding 2006 period, a 5.7% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 28.0% of operating revenue for the nine months ended March 31, 2007 from 28.4% of operating revenue for the nine months ended March 31, 2006. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 17.9% of operating revenue for the nine months ended March 31, 2007 and 17.1% for the nine months ended March 31, 2006, a 4.7% increase primarily as a result of the DCI and Capitaland acquisitions. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) were 9.0% and 10.1% of operating revenue for the nine months ended March 31, 2007 and 2006, respectively, a 10.9% decrease resulting from a reduction in forwarder agent freight volume as a percentage of Target’s overall freight volume.

Effective Tax Rate.  The effective income tax rate for the nine months ended March 31, 2007 was 44.7% compared to 43.3% for the nine months ended March 31, 2006.  The change in the effective tax rate  is due to changes  in the components of the deferred income tax  provision when compared to the prior year.

Net Profit. For the nine months ended March 31, 2007, the Company realized a net profit of $1,206,606, compared to a net profit of $2,063,034 for the nine months ended March 31, 2006, a 41.5% decrease.

LIQUIDITY AND CAPITAL RESOURCES

General. Our ability to satisfy our debt obligations, fund working capital and make capital expenditures depends upon future performance, which is subject to general economic conditions, competition and other factors, some of which are beyond our control. If we achieve significant near-term revenue growth, we may experience a need for increased working capital financing as a result of the difference between our collection cycles and the timing of our payments to vendors. Also, as a non-asset based freight forwarder, we do not have a need for significant capital expenditure.

Cash flows from operating activities. During the nine months ended March 31, 2007, net cash used in operating activities was $1,780,289. For the corresponding period of the 2006 fiscal year, net cash provided by operating activities was $2,283,449. When compared to the prior year the decrease in cash flows from operating activities is primarily due to an increase in accounts receivable and a decrease in net income.

Cash flows from investing activities. Cash used for investing activities was $1,446,135 representing capital expenditures for the purchase of property, equipment and leasehold improvements, and payments made pursuant to the terms of the Capitaland and DCI asset purchase acquisitions.

Cash flows from financing activities. Cash provided by financing activities was $993,408, which primarily consisted of $1,106,671 of net borrowings under our line of credit and $117,250 from the exercise of stock options less $122,946 of dividends associated with the Class F Preferred Stock and $107,567 of payments under lease obligations.

Capital expenditures. Capital expenditures for the nine months ended March 31, 2007 were $1,446,135, representing capital expenditures of (i) $363,495 primarily for property, equipment, and leasehold improvements, and (ii) $1,082,640 for the Capitaland and DCI asset purchase acquisitions.

Wells Fargo Facility. On March 19, 2007, the Company’s Target subsidiary entered into a $20 million revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The new credit facility (the “Wells Fargo Facility”) replaces Target’s previous $15 million line of credit with GMAC Commercial Finance LLC. Under the Wells Fargo Facility, Target may borrow up to $20 million limited to 80% of its aggregate outstanding eligible accounts receivable. If borrowings do not exceed $5 million, then the facility is not restricted by eligible accounts receivable. Target may select a prime rate or LIBOR based interest rate. Interest on the Wells Fargo Facility will be adjusted quarterly based on the ratio of Target’s total liabilities to tangible net worth, and will range from 0.5% below Wells Fargo’s prime rate to Wells Fargo’s prime rate, or from LIBOR plus 1.25% to LIBOR plus 1.75%. Target’s obligations under the Wells Fargo Facility are secured by all of the assets of Target, and are guaranteed by the Company. The Wells Fargo Facility will expire on March 1, 2010. As of March 31, 2007, there were outstanding borrowings of $3,600,458 under the Wells Fargo Facility (which represented 24.2% of the amount available thereunder) out of a total amount available for borrowing under the Wells Fargo Facility of approximately $14,901,454, net of a standby letter of credit issued by Wells Fargo in the amount of $136,668.

Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the Wells Fargo Facility and cash on hand. As of March 31, 2007, the Company had $11,300,996 available under its $20 million Wells Fargo Facility and $4,785,140 in cash from operations, cash on hand, and cash balances associated with the stock purchase acquisition. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

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

Our balance sheet includes an asset in the amount of $11,351,402 for purchased goodwill. In accordance with accounting pronouncements, the amount of this asset must be reviewed annually for impairment, written down and charged to results of operations in the period(s) in which the recorded value of goodwill is more than its fair value. The last independent annual valuation analysis was completed in January 2007, and based on the valuation, we determined that the goodwill was not impaired. Had the determination been made that the goodwill asset was impaired, the value of this asset would have been reduced by an amount ranging from zero to $11,351,402, and our financial statements would reflect the reduction. For additional description, please refer to Note 3 to the Company’s Notes to the unaudited Consolidated Financial Statements contained in this Quarterly Report.

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

In connection with the DCI acquisition, our Target subsidiary entered into an Independent Contractor Agreement with Cowboy Consulting, LLC, a company owned by DCI’s principals, Craig Catalano and Bernard Quandt, and advanced $450,000 as a loan to Messrs. Catalano and Quandt pursuant to the terms of a promissory note. On March 16, 2007, Target called the loan due to default. On March 19, 2007, Messrs. Catalano and Quandt, and their company, Cowboy Consulting, filed a civil suit against Target in New York State Supreme Court for Nassau County (Case No. 04790/2007) alleging that: (i) Cowboy Consulting is entitled to an additional $387,000 under the terms of the Independent Contractor Agreement; and (ii) Target violated the terms of the Independent Contractor Agreement, which resulted in damages to the plaintiffs in an undetermined amount. On April 11, 2007, Target served its answer denying the allegations and all liability, and counterclaiming that as a result of fraud and breaches by Messrs. Catalano and Quandt of their representations and warranties made in the DCI Asset Purchase Agreement, Target has been damaged in an amount to be proven at trial but no less than $50,000. We and our counsel believe that the claims against us are completely without merit. In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable. On April 10, 2007, Target sued Messrs. Catalano and Quandt to enforce collection of all amounts due under the promissory note, by filing a motion for summary judgment on the promissory note in New York State Supreme Court for Nassau County (Case No. 05926/2007).  We believe that Messrs. Catalano and Quandt do not have any defenses to enforcement of the promissory note.

ITEM 6.	EXHIBITS

Exhibit No.
3.1
Certificate of Incorporation of Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004, File No. 0-29754)

3.2	By-Laws of Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 1998, File No. 0-29754)

4.1	Certificate of Designations with respect to the Registrant’s Class C Preferred Stock (contained in Exhibit 3.1)

4.2	Certificate of Designations with respect to the Registrant’s Class F Preferred Stock (contained in Exhibit 3.1)

10.1	2005 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended December 31, 2005, File No. 0-29754)

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

10.7	Credit Agreement, dated as of March 19, 2007 by and between Wells Fargo Bank, National Association, as Lender, and Target Logistic Services, Inc., as Borrower (“Wells Fargo Credit Agreement”)

10.8	Revolving Line of Credit Note, dated March 19, 2007, made by Target Logistic Services, Inc. with respect to the Wells Fargo Credit Agreement

10.9	Continuing Security Agreement: Rights to Payment, dated March 19, 2007, entered into by Target Logistic Services, Inc. with respect to the Wells Fargo Credit Agreement

10.10	Security Agreement: Equipment, dated March 19, 2007, entered into by Target Logistic Services, Inc. with respect to the Wells Fargo Credit Agreement

10.11	Continuing Guaranty, dated March 19, 2007, entered into by the Registrant with respect to the Wells Fargo Credit Agreement

10.12	Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, File No. 0-29754)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

99.1	Press Release dated May 2, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TARGET LOGISTICS, INC. Registrant

Dated: May 2, 2007	/s/ Stuart Hettleman
President, Chief Executive Officer

/s/ Philip J. Dubato
Vice President, Chief Financial Officer