Form 10-K
period 2007-06-30
TARGET LOGISTICS INC
filed 2007-09-20
CIK 1009480

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2007 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                to _________.

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
None
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock on the American Stock Exchange on December 31, 2006, was $16,360,493.

The number of shares of common stock outstanding as of September 17, 2007 was 18,076,735.

TARGET LOGISTICS, INC.
2007 Annual REPORT ON FORM 10-K

PART I

ITEM1.	BUSINESS

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

On September 17, 2007 (subsequent to the period covered by this Annual Report), the Company, Mainfreight Limited, a New Zealand corporation (“Mainfreight”), and Saleyards Corp., a Delaware corporation and wholly owned subsidiary of Mainfreight (“Saleyards”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Saleyards will merge with and into Target (the “Merger”), with Target continuing as the surviving corporation and a wholly owned subsidiary of Mainfreight.

Upon consummation of the Merger, each share of our Common Stock, par value $0.01 per share (the “Common Stock”) issued and outstanding immediately prior to the Merger (other than shares of Common Stock with respect to which a demand for appraisal pursuant to the General Corporation Law of the State of Delaware (the “DGCL”) has been properly made, and any shares of Common Stock owned by Mainfreight, Saleyards and any wholly owned subsidiary of Mainfreight) will be canceled and will be converted automatically into the right to receive $2.50 in cash payable to the holder thereof, without interest. Each Share of our Class F Preferred Stock, par value $10.00 per share (the “Class F Stock”) issued and outstanding immediately prior to the Merger (other than shares of Class F Stock with respect to which a demand for appraisal pursuant to the DGCL has been properly made, and any shares of Class F Stock owned by Mainfreight, Saleyards and any wholly owned subsidiary of Mainfreight) will be canceled and will be converted automatically into the right to receive $62.50 in cash (the equivalent of $2.50 per share of Common Stock multiplied by 25, which is the number of shares of Common Stock into which each share of Class F stock may be converted) payable to the holder thereof, without interest.

Under Section 251 of the DGCL, the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s voting stock is required to approve the Merger Agreement and the Merger. On September 17, 2007, three stockholders that, in the aggregate, are the record owners of 10,978,853 Shares and all of the Class F Shares, representing in the aggregate approximately 66.4% of the outstanding voting power of the Company, executed and delivered to the Company written consents adopting the Merger Agreement and approving the Merger. Accordingly, the Merger has been approved by holders representing approximately 66.4% of the outstanding voting securities of the Company, and no vote or further action of the stockholders of the Company is required to adopt the Merger Agreement or approve the Merger.

The parties have made customary representations, warranties and covenants in the Merger Agreement, including, among others, the Company’s agreement (subject to certain exceptions) (i) to conduct its business in the ordinary course consistent with past practice between the execution of the Merger Agreement and consummation of the Merger, and not to engage in certain kinds of transactions during this period; to (ii) to use its reasonable best efforts to consummate the Merger; and (iii) to not solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with alternative business combination transactions.  Consummation of the Merger is subject to customary conditions set forth in the Merger Agreement.  The Merger Agreement contains certain termination rights for both the Company and Mainfreight, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Mainfreight a termination fee of up to $2,115,000.

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

We have completed five acquisitions since 2001 and intend to continue seeking additional accretive acquisitions. We believe that our fragmented industry offers opportunity to continue making acquisitions of smaller freight forwarders where we can benefit from redundant expenses and the greater purchasing leverage we have from our much higher freight volumes.

Operations

Movement of Freight. We do not own any airplanes or significant trucking equipment and we rely on independent contractors for the movement of our cargo. At the core of our business model is price and space leverage. We use our large and growing freight volume to obtain price leverage in the form of discounts from our transportation providers. On an annual basis we are able to negotiate discounted prices based on our volumes from the previous year. Due to the high volume of freight in our system, we are often able to obtain shipping leverage in the form of freight space at times when available capacity is limited. On a daily basis, we consolidate shipments of various shippers, originating in a common city and terminating in a common city, increasing our total shipment size to a vendor qualifying us for lower rates due to the higher daily volume. As our freight volumes continue to grow these leverages increase and our consolidations improve. We utilize our expertise to provide forwarding services that are tailored to meet our customers’ requirements. We arrange for transportation of customers’ shipments via commercial airlines, air cargo carriers, steamship lines, and, if delivery schedules permit, we make use of lower cost inter-city truck transportation services. We select the carrier for particular shipments on the basis of cost, delivery time and cargo availability. Additionally, we provide cargo assembly, warehousing and cargo insurance services. Through our advanced data processing system, we can provide, at no additional cost to the customer, value added services such as automatic electronic data interchange, web based shipping and tracking systems, e-mail status notification and customized generated reports.

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

TRACS is also made available to our customers and provides them, at no additional cost, added value with customized information access and reports. Customers can access TRACS via the internet and obtain (i) full tracking of their shipments, (ii) e-mail status notification to them or their customers based on their selection (iii) detailed customized report generating tools to provide the specific information desired by our customers (iv) online booking capability and (v) online tools to simplify preparation of shipping documents.

International Operations. Our international operations consist of air and ocean freight movements imported to and exported from our Target subsidiary’s network of offices in the United States. During the fiscal year ended June 30, 2007, our international freight forwarding accounted for 32.6% of our operating revenue.

Customers and Marketing

Our principal customers include large manufacturers and distributors of computers and other electronic and high-technology equipment, computer software and wearing apparel. As of June 30, 2007, we had approximately 3,000 accounts.

We market our services through an organization of approximately 47 full-time salespersons and 50 independent sales agents supported by the sales efforts of senior management, and the operations staff in our Target subsidiary’s offices. We strongly promote team selling, wherein the salesperson is able to utilize expertise from other departments in the Company to provide value-added services to gain a specific account. We staff each of our Target subsidiary’s offices with operational employees to provide support for the sales team, develop frequent contact with the customer’s traffic department, and maintain customer service. We believe that it is important to maintain frequent contact with our customers to assure satisfaction and to immediately react to resolve any problem as quickly as possible.

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

There is intense competition within the freight forwarding industry. While the industry is highly fragmented, we most often compete with a relatively small number of forwarders who have nationwide networks and the capability to provide a full range of services similar to those we offer. These include EGL, Inc., Pilot Air Freight, Inc. and SEKO Worldwide. There is also competition from passenger and cargo air carriers and trucking companies. On the international side of the business, we compete with forwarders that have a predominantly international focus, such as Exel plc, DHL and Kuehne Nagal International. All of these companies, as well as many other competitors, have substantially greater facilities, resources and financial capabilities than we have. We also face competition from regional and local air freight forwarders, cargo sales agents and brokers, surface freight forwarders and carriers and associations of shippers organized for the purpose of consolidating their members’ shipments to obtain lower freight rates from carriers.

Employees

We and our Target subsidiary had approximately 291 full-time employees as of June 30, 2007. None of these employees are currently covered by a collective bargaining agreement. We have experienced no work stoppages and consider our relations with our employees to be good.

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

Our profitability depends on our ability to maintain and grow gross profit margins.

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

TIA, Inc. (“TIA”) beneficially owns approximately 42% of our voting stock. As a result, TIA is in a position to control us through its ability to determine the outcome of elections of our directors and to prevail in matters submitted to a vote of stockholders. While, under Delaware corporate law, a majority stockholder owes certain fiduciary duties to minority stockholders, there may be circumstances in which these different relationships create material conflicts of interest which TIA is under no obligation to resolve in favor of us or other stockholders. Stuart Hettleman, one of our directors and our President, and David E. Swirnow, one of our directors, each owns a non-controlling indirect minority interest in TIA. In addition, Mr. Hettleman is an executive officer of TIA. Our officers and directors owe a fiduciary duty to us and our shareholders to act in our best interest and the best interest of our shareholders.

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

As of June 30, 2007, there are outstanding options to purchase an aggregate of 330,000 shares of our Common Stock at per share exercise prices ranging from $0.50 to $1.125. Furthermore, outstanding shares of Class F Preferred Stock may be converted into an aggregate of 3,073,650 shares of our Common Stock at any time. In addition, we may issue additional shares of our Common Stock in respect of dividends paid on outstanding shares of our Class F Preferred Stock. The exercise of such outstanding options and conversion rights will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of our Common Stock underlying such options and conversion rights may adversely affect prevailing market prices for our Common Stock.

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

As of June 30, 2007, Target leased terminal facilities consisting of office and warehouse space in 14 cities located in the United States, and also utilized 20 offices operated by exclusive agents. These leased facilities range in size from approximately 1,000 square feet to approximately 108,000 square feet and consist of offices and warehouses with loading bays. All of these properties are leased from third parties. Our executive offices are located in Baltimore, Maryland. Target’s headquarters are located within the terminal facility in Los Angeles, California, and consists of approximately 108,000 square feet of floor space leased pursuant to the terms of a lease which expires in September 2015. Management believes that our current Company wide facilities are sufficient for our planned growth.

We have an additional 13 terminal facilities in the following locations:

Atlanta, Georgia	Houston, Texas
Charlotte, North Carolina	Memphis, Tennessee
Chicago, Illinois	Miami, Florida
Columbus, Ohio	Newark, New Jersey
Dallas, Texas	Albany, New York
Greensboro, North Carolina	New York, New York
Indianapolis, Indiana

ITEM 3.	LEGAL PROCEEDINGS

The Company is currently involved in the following litigation, all previously reported, in connection with our Target subsidiary’s DCI acquisition:

On June 5, 2006, Seko Worldwide, LLC (“Seko”) filed a civil action in the United States District Court for the Northern District of Illinois (Case No. 06C3072) against DCI, DCI’s principals, and Target (incorrectly labeled as Target’s subsidiary), seeking a temporary restraining order and permanent injunction enjoining DCI and its principals from doing business with Target in competition with Seko for a specified period of time.  Seko based its suit upon the non-competition clause of an Independent Contractor Agreement entered into between DCI, its principals and Seko, whereby DCI agreed to act as an independent contractor at Seko’s John F. Kennedy International Airport station.  On June 13, 2006, the court denied Seko’s motion for a temporary restraining order and on June 30, 2007, after an evidentiary hearing, the court denied Seko’s request for injunctive relief.  Seko voluntarily dismissed Target from this action on July 27, 2006.  Target moved for sanctions against Seko for its failure to allege federal subject matter jurisdiction in its complaint.  After the court denied Target’s motion, Target appealed to the United States Court of Appeals for the Seventh Circuit on January 22, 2007.  Seko and Target participated in a mediation required by the Seventh Circuit, resulting in a settlement dated June 14, 2007 by which Seko paid Target $6,750, and the appeal was dismissed on July 9, 2007.

On July 31, 2006, Seko filed a civil suit against Target (incorrectly labeled as Target’s subsidiary) in the Circuit Court of Cook County, Illinois (Case No. 06L8015) in three counts, alleging that Target tortiously interfered with DCI’s contractual relationship with Seko, that Target tortiously interfered with Seko’s economic relationships with its customers, and that Target violated certain provisions of New York law with respect to deceptive trade practices.  In its complaint, Seko is seeking unspecified damages and to enjoin Target from engaging in business at the Kennedy International Airport station.  On August 21, 2007, Target moved to dismiss Seko’s complaint for failure to state a cause of action in any of the three counts.  The motion is being briefed.  While it is pending, the parties have agreed to defer discovery. We and our counsel believe that Seko’s suit is without merit and we are vigorously defending the suit.  In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable.

On November 13, 2006, Fast Fleet Systems, Inc. filed a civil suit against Seko, DCI, the principals of DCI, Craig Catalano and Bernard Quandt, the Company and our Target subsidiary in the United States District Court for the District of New Jersey (Case No. 06-1819 (AET)) alleging (i) that Seko and DCI owes the plaintiff in excess of $138,000 for trucking services previously provided to DCI, (ii) fraudulent and slanderous conduct by DCI and Messrs. Catalano and Quandt, and (ii) that the Company and Target has successor liability for all of the obligations of DCI, Catalano and Quandt.  Target has filed an answer denying liability.   The matter currently is in the discovery phase, with discovery scheduled to conclude by September 15, 2007.  We believe that the claims against us are without merit and we are vigorously defending the suit.  In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable.

In connection with the DCI acquisition, our Target subsidiary entered into an Independent Contractor Agreement with Cowboy Consulting, LLC, a company owned by DCI’s principals, Craig Catalano and Bernard Quandt, and advanced $450,000 as a loan to Messrs. Catalano and Quandt pursuant to the terms of a promissory note. On March 16, 2007, Target called the loan due to default. On March 19, 2007, Messrs. Catalano and Quandt, and their company, Cowboy Consulting, filed a civil suit against Target in New York State Supreme Court for Nassau County (Case No. 04790/2007) alleging that: (i) Cowboy Consulting is entitled to an additional $387,000 under the terms of the Independent Contractor Agreement; and (ii) Target violated the terms of the Independent Contractor Agreement, which resulted in damages to the plaintiffs in an undetermined amount. On April 11, 2007, Target served its answer denying the allegations and all liability, and counterclaiming that as a result of fraud and breaches by Messrs. Catalano and Quandt of their representations and warranties made in the DCI Asset Purchase Agreement, Target has been damaged in an amount to be proven at trial but no less than $50,000. On or about May 8, 2007, plaintiffs Cowboy Consulting, Catalano and Quandt served an amended complaint, which is substantially identical to the original complaint, and asserts a third cause of action against Target for unjust enrichment in the sum of $4.5 million. Target moved to dismiss the amended complaint on May 25, 2007, and on September 11, 2007, the court granted Target's motion.  We and our counsel believe that the claims against us are completely without merit. In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable.

On April 10, 2007, Target sued Messrs. Catalano and Quandt to enforce collection of all amounts due under the promissory note, by filing a motion for summary judgment on the promissory note in New York State Supreme Court for Nassau County (Case No. 05926/2007).  We believe that Messrs. Catalano and Quandt do not have any defenses to enforcement of the promissory note. Messrs. Catalano and Quandt have filed a motion to consolidate Target’s action with the action filed by them and Cowboy Consulting, and the Company has vigorously objected to the motion.

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

Prior to June 15, 2006, our Common Stock traded on the Over-The-Counter (OTC) market under the symbol TARG. On June 15, 2006, the Common Stock began trading on the American Stock Exchange under the symbol TLG.

The following table sets forth the high and low prices for the Common Stock for each full quarterly period during the fiscal years indicated. With respect to periods through the third quarter of the fiscal year ended June 30, 2007, the prices reflect the high and low bid prices as available through the OTC market and represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. Beginning with the third quarter of the fiscal year ended June 30, 2007, the prices reflect the high and low sales prices as reported by the American Stock Exchange.

Fiscal Year Ended June 30, 2007

First Quarter	High	$5.45
	Low	$2.10

Second Quarter	High	$3.00
	Low	$2.00

Third Quarter	High	$2.60
	Low	$2.01

Fourth Quarter	High	$2.49
	Low	$1.03
Fiscal Year Ended June 30, 2006

First Quarter	High	$1.80
	Low	$1.15

Second Quarter	High	$2.80
	Low	$1.05

Third Quarter	High	$3.15
	Low	$2.01

Fourth Quarter	High	$3.60
	Low	$2.00

On September 13, 2007 there were 1,304 shareholders of record of our Common Stock. The closing price of the Common Stock on that date was $1.83 per share.

Performance Graph

The following graph compares the cumulative total shareholder return on the Company’s Shares for the period June 30, 2002 through June 30, 2007 with the cumulative total return for the same period for the NASDAQ Composite (U.S.) Index and a peer group index comprised of: EGL, Inc., Stonepath Group, Inc., UTi Worldwide Inc., CH Robinson Worldwide, Inc., Expeditors International of Washington, Inc., Pacer International, Inc., CON-Way, Inc., and Janel World Trade, Ltd. Dividend reinvestment has been assumed and, with respect to the companies in the peer group, the returns of each company have been weighted to reflect its stock market capitalization relative to that of the other companies in the group.

Total Return Analysis
	6/30/2002	6/30/2003	6/30/2004	6/30/2005	6/30/2006	6/30/2007
Target Logistics, Inc.	$100.00	250.00	300.00	416.67	1,183.33	660.00
Nasdaq Stock Market (U.S.)	$100.00	109.91	139.04	141.74	155.82	191.32
Peer Group	$100.00	100.30	143.96	159.62	291.29	254.25

Source: Research Data Group, Inc.

ITEM 6.	SELECTED FINANCIAL DATA

TARGET LOGISTICS, INC.
(in thousands, except per share data)

	2007	2006	2005	2004	2003
Statement of Operations Data:
Operating revenue	$180,025	$160,369	$138,392	$126,089	$113,381
Cost of transportation	126,501	110,098	93,913	84,802	75,773
Gross profit	53,524	50,271	44,479	41,287	37,608
Selling, general & administrative expenses	49,763	44,880	41,025	39,526	36,941
Depreciation and Amortization	817	616	600	434	428
Operating income	$2,944	$4,775	$2,854	$1,327	$239
Other Income	-	-	-	-	1,448
Net income	$1,629	$2,706	$1,561	$540	$840
Net income per common share	$0.08	$0.15	$0.08	$0.02	$0.04

Balance Sheet Data:
Total assets	$49,979	$45,194	$42,600	$41,176	$37,191
Working capital	7,811	6,783	5,727	4,615	863
Current liabilities	26,407	22,958	23,062	23,282	21,551
Long-term liabilities	274	555	378	75	61
Shareholders’ equity	$23,304	$21,681	$19,160	$17,818	$15,579

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We generated operating revenues of $180.0 million, $160.4 million, and $138.4 million, and had net profits of $1.6 million, $2.7 million, and $1.6 million for the fiscal years ended June 30, 2007, 2006, and 2005, respectively. The Company’s revenue includes both domestic and international freight movements. Domestic freight movements originate and terminate within the United States, and never leave the United States. International freight movements are freight movements that have a point of origin or destination outside of the United States. International freight movements historically reflect a higher cost of transportation as a percentage of revenue than domestic freight movements. This is due to the higher cost of transportation associated with the movement of international freight including handling and other fees paid to overseas agents. As a result, international freight movements historically produce a lower gross profit margin than domestic freight movements.

For the fiscal year ended June 30, 2007, the revenue of our Target subsidiary increased by 12.3% when compared to the fiscal year ended June 30, 2006. Target’s gross profit margin (i.e., gross operating revenue less cost of transportation expressed as a percentage of gross operating revenue) decreased to 29.7% for the fiscal year ended June 30, 2007 from 31.3% for the prior fiscal year. The decrease is primarily due to a reduction in domestic gross profit margins due to (i) the handling of lower gross profit margin domestic shipments at our New York station resulting from the DCI acquisition, and (ii) the movement of less domestic premium services during the fiscal year ended June 30, 2007, than in the fiscal year ended June 30, 2006. Since the July 2006 DCI acquisition, our New York station’s profitability has been negatively impacted, and management has been working with the station to improve its performance. As a result of the continuing losses at the New York station during the third quarter of the current fiscal year, management initiated a major restructuring of the New York station and expects the station to return to profitability in the near future. Management continues to believe that we must focus on increasing revenues and must increase gross profit margin to maintain profitability. Management intends to continue to work on growing revenue by increasing sales through expanding our sales force, increasing sales generated by the Company’s employed sales personnel and sales generated by exclusive forwarders, and strategic acquisitions. Management also intends to continue to work on improving Target’s gross profit margins by reducing transportation costs.

Results of Operations

Years ended June 30, 2007 and 2006

Operating Revenue. Operating revenue increased to $180.0 million for the year ended June 30, 2007 from $160.4 million for the year ended June 30, 2006, a 12.3% increase. The Company’s operating revenue consists of domestic freight revenue and international freight revenue. Domestic revenue increased by 13.0% to $122,120,923 for the year ended June 30, 2007 from $108,037,189 for the year ended June 30, 2006. This increase is due to the DCI and Capitaland acquisitions and internal sales growth. International revenue increased by 10.6% to $57,903,969 for the year ended June 30, 2007 from $52,331,381 for the year ended June 30, 2006, primarily due to the Capitaland acquisition.

Cost of Transportation. Cost of transportation increased to 70.3% of operating revenue for the year ended June 30, 2007, from 68.7% of operating revenue for the year ended June 30, 2006. This increase was primarily due to an increase in domestic transportation costs as a percentage of sales due to (i) the handling of higher cost domestic shipments, as a percentage of sale, as a result of the DCI acquisition, and (ii) the movement of less domestic premium services during the year ended June 30, 2007 than the year ended June 30, 2006.

Gross Profit. As a result of the factors described above, gross profit margin for the year ended June 30, 2007 decreased to 29.7% from 31.3% of operating revenue for the corresponding 2006 period, a 5.1% decrease.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased to 28.1% of operating revenue for the year ended June 30, 2007 from 28.4% of operating revenue for the year ended June 30, 2006. Within our Target subsidiary, selling, general and administration expenses (excluding exclusive forwarder commission expenses) were 18.3% of operating revenue for the year ended June 30, 2007 and 17.2% for the year ended June 30, 2006, a 6.4% increase primarily as a result of the DCI and Capitaland acquisitions. Exclusive forwarder commission expenses (which are primarily commissions to our agents and earn-out expenses from our acquisitions) were 8.8% and 9.9% of operating revenue for the year ended June 30, 2007 and 2006, respectively, a 11.1% decrease resulting from a reduction in forwarder agent freight volume as a percentage of Target’s overall freight volume and lower earnout expenses from our acquisitions.

Effective Tax Rate.  The effective income tax rate for the year ended June 30, 2007 was 42.2% compared to 41.8% for the year ended June 30, 2006.  The change in the effective tax rate  is due to changes  in the components of the deferred income tax  provision when compared to the prior year.

Net Profit. For the fiscal year ended June 30, 2007, the Company realized a net profit of $1,628,627, compared to a net profit of $2,705,598 for the fiscal year ended June 30, 2006, a 39.8% decrease.

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

Cash flows from operating activities. During the 2007 fiscal year, net cash used in operating activities was $227,898. For the corresponding period of the 2006 fiscal year, net cash provided by operating activities was $5,145,611. When compared to the prior year the decrease in cash flows from operating activities is primarily due to an increase in accounts receivable and a decrease in net income.

Cash flows from investing activities. During the 2007 fiscal year, cash used for investing activities was $1,544,807 representing capital expenditures for the purchase of property, equipment and leasehold improvements, and payments made pursuant to the terms of the Capitaland and DCI asset purchase acquisitions.

Cash flows from financing activities. During the 2007 fiscal year, cash provided by financing activities was $1,496,474, which primarily consisted of $1,645,878 of net borrowings under our line of credit and $117,250 from the exercise of stock options less $122,946 of dividends associated with the Class F Preferred Stock and $143,708 of payments under lease obligations.

Capital expenditures. Capital expenditures for the 2007 fiscal year were $1,544,807, representing capital expenditures of (i) $462,167 primarily for property, equipment, and leasehold improvements, and (ii) $1,082,640 for the Capitaland and DCI asset purchase acquisitions.

Wells Fargo Facility. On March 19, 2007, the Company’s Target subsidiary entered into a $20 million revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The new credit facility (the “Wells Fargo Facility”) replaces Target’s previous $15 million line of credit with GMAC Commercial Finance LLC. Under the Wells Fargo Facility, Target may borrow up to $20 million limited to 80% of its aggregate outstanding eligible accounts receivable. If borrowings do not exceed $5 million, then the facility is not restricted by eligible accounts receivable. Target may select a prime rate or LIBOR based interest rate. Interest on the Wells Fargo Facility will be adjusted quarterly based on the ratio of Target’s total liabilities to tangible net worth, and will range from 0.5% below Wells Fargo’s prime rate to Wells Fargo’s prime rate, or from LIBOR plus 1.25% to LIBOR plus 1.75%. Target’s obligations under the Wells Fargo Facility are secured by all of the assets of Target, and are guaranteed by the Company. The Wells Fargo Facility will expire on March 1, 2010. As of June 30, 2007, there were outstanding borrowings of $4,139,665 under the Wells Fargo Facility (which represented 28.0% of the amount available thereunder) out of a total amount available for borrowing under the Wells Fargo Facility of approximately $14,764,890, net of a standby letter of credit issued by Wells Fargo in the amount of $136,668.

Working Capital Requirements. The Company’s and Target’s cash needs are currently met by the Wells Fargo Facility and cash on hand. As of June 30, 2007, the Company had $10,625,225 available under its $20 million Wells Fargo Facility and $6,738,787 in cash from operations, cash on hand, and cash balances associated with the stock purchase acquisition. We believe that our current financial resources will be sufficient to finance our operations and obligations (current and long-term liabilities) for the long and short terms. However, our actual working capital needs for the long and short terms will depend upon numerous factors, including our operating results, the cost of increasing the Company’s sales and marketing activities, competition, and the availability of a revolving credit facility, none of which can be predicted with certainty.

Inflation

We do not believe that the relatively moderate rates of inflation in the United States in recent years have had a significant effect on our operations.

Contractual Obligations and Commitments

Contractual Obligations and Commitments. The following table presents, as of June 30, 2007, our significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in Note 10 to the consolidated financial statements.

	Payments Due by Fiscal Year (in thousands)
	2008	2009	2010	2011	2012 and thereafter	Total
Amounts reflected in Balance Sheet:
Capital lease obligations (1)	$128	$126	$52	-	-	$306
Other amounts not reflected in Balance Sheet:
Operating leases (2)	2,549	2,587	2,452	2,150	2,480	12,218
Total	$2,677	$2,713	$2,504	$2,150	2,480	$12,524

(1)	Capital lease obligations represent principal and interest payments.
(2)
Operating leases represent future minimum lease payments under non-cancelable operating leases (primarily the rental of premises) at June 30, 2007. In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Since future events and their effects cannot be determined with absolute certainty, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and such difference may be material to the financial statements. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, the determination of share based compensation expense, and deferred income taxes. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. We reevaluate these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates. These accounting policies are more fully described in Note 3 of the Notes to the Consolidated Financial Statements, starting on page F-7.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 but does not expect that it will have an effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 but does not expect that it will have an effect on our consolidated financial position or results of operations.

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

The FASB is currently working on amendments to the existing accounting standards governing asset transfers and fair value measurements in business combinations and impairment tests. Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal financial instrument is long-term debt under the Wells Fargo Facility which provides for an interest rate that can be adjusted quarterly on the ratio of Target’s total liabilities to tangible net worth, and will range from 0.5% below Wells Fargo’s prime rate to Wells Fargo’s prime rate, or from LIBOR plus 1.25% to LIBOR plus 1.75%. We are affected by market risk exposure primarily through the effect of changes in interest rates on amounts payable under the Wells Fargo Facility. A significant rise in the prime rate could materially adversely affect our business, financial condition and results of operations. At June 30, 2007, an aggregate principal amount of $4,139,665 was outstanding under the Wells Fargo Facility bearing interest at an annual rate of 8.0%. If principal amounts outstanding under the Wells Fargo Facility remained at this year-end level for an entire year and the prime rate increased or decreased, respectively, by 0.5%, we would pay or save, respectively, an additional $20,698 in interest in that year. We do not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Each of our directors, other than Messrs. Coppersmith, Dubato and Hettleman, has been determined by the Board to be “independent” as defined in Section 121A of the American Stock Exchange (Amex) Company Guide. There are no known arrangements or understandings between any director or nominee for director of the Company and any other person pursuant to which such director or nominee has been selected as a director or nominee.

Presented below is certain information concerning the directors and executive officers. The term of office of each director expires at the next annual meeting of the Company’s stockholders or when their successors are duly elected and qualify. Unless otherwise stated, all individuals have held the positions indicated for at least the past five years.

Michael Barsa, age 62, is a private investor and has been a director of the Company since 1996.

Stephen J. Clearman, age 56, is Managing General Partner and co-founder of Kinderhook Partners, GP, as well as Geocapital Partners, a venture capital firm based in Fort Lee, New Jersey. Mr. Clearman was elected as a director pursuant to the terms of the April 2004 Subscription Agreement between the Company and Kinderhook Partners. Mr. Clearman currently serves on the boards of several privately-held companies and has been a director of the Company since 2004.

Christopher Coppersmith, age 57, is President of the Company’s Target Logistic Services, Inc. subsidiary and has been a director of the Company since 1997.

Brian K. Coventry, age 42, has been a Partner of Emerald Investments Inc. since July 2006, and from July 2006 through April 2007 was Executive Vice President of the firm.  From June 2004 through April 2006 he was Managing Director based in the New York office of Lempert Brothers International USA, Inc., and from January 2003 through May 2004 he was Manager, Corporate Finance Group, in the New York office of Strasbourger Pearson Tulcin Wolff Inc, a New York Stock Exchange Member Firm.  From September 2001 through December 2003, Mr. Coventry was a private investor.  From November 2000 through August 2001, he served as Vice President, Private Capital, JMP Securities, in New York. Mr. Coventry has been a director of the Company since 1996.

Philip J. Dubato, age 51, has been Vice President and Chief Financial Officer, Secretary and Treasurer of the Company since February 1997 and a director of the Company since 1998.

Stuart Hettleman, age 57, has been President and Chief Executive Officer and a director of the Company since February 1996.

David E. Swirnow, age 49, has been president of Swirnow Building Systems (an importer and regional and national marketer of specialty construction products) since 1991. Mr. Swirnow has been a director of the Company since 2006.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that the Company’s directors and executive officers and each person who owns more than 10% of the Company’s Shares, file with the Securities and Exchange Commission in a timely manner an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Shares. To the Company’s knowledge, all reports required to be so filed with respect to transactions during the fiscal year ended June 30, 2007 have been filed on a timely basis.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Company will furnish, without charge, a copy of its Code of Business Conduct and Ethics to each shareholder who forwards a written request to the Secretary, Target Logistics, Inc., 500 Harborview Drive, Third Floor, Baltimore, Maryland 21230.

Audit Committee

The Company’s Audit Committee is appointed by the Board to assist the Board in its duty to oversee the Company’s accounting, financial reporting and internal control functions and the audit of the Company’s financial statements. The Committee’s responsibilities include, among others, direct responsibility for hiring, firing, overseeing the work of and determining the compensation for the Company’s independent auditors, who report directly to the Audit Committee. The members of the Audit Committee are Messrs. Barsa, Coventry and Swirnow, none of whom is an employee of the Company and each of whom is independent under existing Amex and Securities and Exchange Commission (SEC) requirements. The Board has examined the definition of “audit committee financial expert” as set forth in applicable rules of the Securities and Exchange Commission (SEC) and determined that Mr. Barsa satisfies this definition. Accordingly, Mr. Barsa has been designated by the Board as the Company’s audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Introduction

The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during the fiscal year ended June 30, 2007 as well as two of the Company’s most highly compensated employees whose total compensation during the fiscal year exceeded $100,000 (listed in the Summary Compensation Table below), are referred to in the following discussion as the “named executive officers”. The following compensation discussion and analysis, executive compensation tables and related narrative describe the compensation awarded to, earned by or paid to the named executive officers for services provided to the Company during the fiscal year ended June 30, 2007.

Compensation Discussion and Analysis

Compensation Committee. The Company’s Compensation Committee determines the appropriateness of compensation levels pertaining to the named executive officers.

Philosophy, Goals and Objectives of Executive Compensation. The overall goal of the Committee is the establishment of compensation policies designed to attract, motivate, reward and retain qualified executives and employees who will foster a team orientation toward the achievement of company-wide business objectives and execute the Company’s strategic goals, thereby increasing the value created for shareholders.

The Committee employs a mix of long and short-term incentives in its compensation program designed to motivate and reward the Company’s executive officers for their contributions to shareholder value and the achievement of business objectives. The Company compensates the named executive officers through a combination of base salary, bonuses and retirement benefits. The Compensation Committee’s compensation philosophy with respect to the named executive officers includes the following general elements: (1) providing overall compensation within a market competitive range, and (2) rewarding achievement of Company financial performance objectives as well as individual managerial effectiveness. The Committee did not engage a compensation consultant during its fiscal year ended June 30, 2007.

Base Salary. The primary component of compensation of the Company’s executives is base salary which is set by the Committee annually.

The base salary levels of the named executive officers in fiscal 2007 were established based upon: (i) the individual’s particular background and circumstances, including experience and skills, (ii) the Company’s knowledge of competitive factors within the industry in which it operates, (iii) the job responsibilities of the individual, (iv) the Company’s expectations as to the performance and contribution of the individual and the Committee’s judgment as to the individual’s potential future value to the Company, (v) prior year salary levels, (vi) length of service, and (vii) with respect to the base salary for the Company’s Chief Financial Officer, the Chief Executive Officer makes recommendations to the Compensation Committee based upon the profitability of the Company.

The base salary of the named executive officers is intended to provide a competitive base level of pay for the services they provide. The Company believes that the fixed base annual salary levels of the named executive officers helps the Company retain qualified executives and provide a measure of income stability for the named executive officers that may lessen potential pressures to take possibly excessive risks to achieve performance measures under incentive compensation arrangements.

Bonus. All of the named executive officers are eligible for a bonus. In addition, certain officers who are viewed as having an opportunity to directly and substantially contribute to achievement of our short-term objectives are eligible to receive bonus compensation. Bonuses reward the named executive officers for achieving Company financial performance objectives and for demonstrating individual leadership. The Board believes that by providing a positive incentive and cash rewards, bonuses play an integral role in motivating and retaining qualified executives. A compensation structure of base salary and bonus opportunity for named executive officers generally represents a reasonable combination of fixed salary compared to variable incentive pay opportunity and reflects the Company’s goal of retaining and motivating the named executive officers. The Company’s fiscal 2006 results were considered in of determining the level of the bonus awards paid to executives for fiscal 2007.

Equity Incentives. The Company uses grants of stock options to its key employees to more closely align the interests of such employees and officers with the interests of its shareholders. The Board believes that this policy created an incentive for key employees to maximize shareholder value, primarily through growth and return on invested capital. The amount and nature of prior awards are generally considered in determining any new equity incentive awards, although other factors, such as the need to retain experienced managers, are also considered. For the fiscal year ended June 30, 2007, and prior years, stock options have been issued to employees as recommended by the Chief Executive Officer and approved by the Compensation Committee. No options were granted to named executive officers in fiscal 2007, and no options are currently issued to any of the named executive officers.

The Company has a defined contribution profit sharing plan covering eligible employees. The Plan is voluntary with respect to participation and is subject to the provisions of ERISA. The plan provides for participant contributions of up to 15% of annual compensation, as defined by the plan. The Company contributes an amount equal to 50% of the participant’s first 5% of contributions. The Company may contribute an additional amount from its profits as authorized by the Board of Directors. The Company made no additional contributions in 2007. Participants in the plan are vested over five years from hire date in the Company’s contributions, plus actual earnings thereon. The Company’s 2007 contributions to the plan on behalf of named executive officers are included in the “All Other Compensation” column in the “Summary Compensation Table” below.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers for the fiscal year ended June 30, 2007:

Name and Principal Position	Year	Salary	Bonus	All Other Compensation		Total
(a)	(b)	(c)	(d)	(i)		(j)
Stuart Hettleman	2007	$180,000	$40,073	$32,953	(1)	$253,026
President and Chief
Executive Officer

Philip J. Dubato	2007	$169,399	$24,044	$20,749	(2)	$214,192
Vice President, Chief
Financial Officer

Christopher A. Coppersmith	2007	$211,750	$47,209	$45,902	(3)	$304,861
President of Target Logistic
Services, Inc. subsidiary

(1)	Mr. Hettleman’s “Other Compensation” consisted of: $4,171 as an employer matching contribution to Target Logistic Services, Inc. 401(K) Profit Sharing Plan; $6,000 for a car allowance; and $22,782 employee assistance program benefits under Target’s sponsored benefits plans available to all employees.
(2)
Mr. Dubato’s “Other Compensation” consisted of: $3,889 as an employer matching contribution to Target Logistic Services, Inc. 401(K) Profit Sharing Plan; $1,560 for a car allowance; and $15,300 employee assistance program benefits under Target’s sponsored benefits plans available to all employees.

(3)
Mr. Coppersmith’s “Other Compensation” consisted of: $5,625 as an employer matching contribution to Target Logistic Services, Inc. 401(K) Profit Sharing Plan; $18,000 for a car allowance; and $18,929 employee assistance program benefits under Target’s sponsored benefits plans available to all employees and $3,348 for country club dues.

Potential Payments upon Termination or Change in Control

On September 17, 2007, Mr. Hettleman and Mr. Dubato each entered into a change in control agreement with the Company. Under the terms of the respective agreements, if, within the period beginning on the occurrence of a change in control and ending six months following such change in control, either individual’s employment with the Company terminates for any reason whatsoever, including, without limitation, resignation, then he will receive a one time lump sum payment, payable within 60 days following termination, and will be entitled to Company paid medical and dental insurance for three years following his termination of employment. The lump sum payment for Mr. Hettleman is $400,000, and the lump sum payment for Mr. Dubato is $300,000.

Under the terms of the respective agreements, a change of control is defined as (i) any party (other than the Company or a party which currently owns more than 20% of voting securities of the Company), is or becomes the direct or indirect beneficial owner (not including any securities acquired directly from Target), of 25% or more of Target’s then outstanding voting securities; (ii) the following individuals cease for any reason to constitute a majority of the number of directors then serving on the Board: individuals who, on the date hereof, were members of the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the stockholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; (iii) there is consummated a merger or consolidation of the Company with any other entity, or the Company issues voting securities in connection with a merger or consolidation of any direct or indirect subsidiary of the Company with any other corporation, other than (a) a merger or consolidation that would result in the holders of voting securities outstanding immediately prior thereto continuing to own (either by such voting securities remaining outstanding or by such voting securities being converted into voting securities of the surviving or parent entity) more than 50% of the Company’s then outstanding voting securities or 50% of the combined voting power of such surviving or parent entity outstanding immediately after such merger or consolidation or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person, directly or indirectly, acquired 25% or more of the Company’s then outstanding voting securities (not including any securities acquired directly from the Company); or (iv) the consummation of a plan of complete liquidation of the Company or the consummation of an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets (or any transaction having a similar effect), other than a sale or disposition by the Company of all or substantially all of its assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned directly or indirectly by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale.

As a condition precedent to and in consideration of the receipt of the payments and benefits under each agreement, Mr. Hettleman and Mr. Dubato have each agreed to maintain the confidentiality of all Target proprietary information. Furthermore, Mr. Hettleman has agreed not to solicit Target employees or customers for a period of 36 months, and Mr. Dubato has agreed not to solicit Target employees or customers for a period of 24 months. In addition, Mr. Hettleman may not compete with Target for a period of 24 months following termination of employment, and Mr. Dubato may not compete with Target for a period of six months following termination of employment. In addition, each individual is required to release all claims against the Company as a condition to the receipt of the benefits under his respective agreement.

Director Compensation

During the Company’s fiscal year ended June 30, 2007, those directors who were employed by the Company received no additional compensation for serving as a director. Directors are eligible to participate in the Company’s 2005 Stock Option Plan. During the Company’s fiscal year ended June 30, 2007, no options were granted to directors, and each of Messrs. Barsa, Clearman, Coventry and Swirnow was paid an outside director’s fee of $10,000, meeting fees of $5,000 and committee fees of $2,000. In addition, Mr. Barsa received a fee of $10,000 for chairing the Audit Committee and Mr. Coventry received a fee of $10,000 for chairing the Compensation Committee.

The following table summarizes the compensation paid to directors for the fiscal year ended June 30, 2007:

Name	Fees Earned or Paid in Cash	Total
(a)	(b)	(h)
Michael Barsa	$27,000	$27,000
Stephen J. Clearman	$17,000	$17,000
Christopher Coppersmith	—	—
Brian K. Coventry	$27,000	$27,000
Philip J. Dubato	—	—
Stuart Hettleman	—	—
David E. Swirnow	$17,000	$17,000

Compensation Committee Interlocks and Insider Participation

The Board’s Compensation Committee consists of Messrs. Barsa, Clearman and Coventry, none of whom is an officer or employee of the Company or an officer or employee of any company for which any officer of the Company serves as a member of the compensation committee or board member. Prior to 1997, Mr. Barsa was an employee, Vice President and Secretary of the Company.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on the review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Proxy Statement.

COMPENSATION COMMITTEE
Michael Barsa
Stephen J. Clearman
Brian K. Coventry

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning beneficial ownership of shares of Common Stock and shares of Class F Preferred Stock outstanding as of September 17, 2007. For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act of 1934 requires inclusion of shares of Common Stock and shares of Class F Preferred Stock that may be acquired within sixty days of the stated date. Unless otherwise indicated in the footnotes to a table, beneficial ownership of shares represents sole voting and investment power with respect to those shares.

Certain Beneficial Owners

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Common Stock and Class F Preferred Stock outstanding as of September 17, 2007:

	Common Stock			Class F Preferred Stock
Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class	Shares Beneficially Owned		Percent of Class

Wrexham Aviation Corp.(1)	8,958,235	(2)	42.4%	122,946	(2)	100%
TIA, Inc.
Richard A. Swirnow 112 East 25th Street Baltimore, Maryland 21218

Kinderhook Partners, LP(3)	3,334,138		18.4%	—		—
Kinderhook GP, LLC Stephen J. Clearman 1 Executive Drive, Suite 160 Fort Lee, New Jersey 07024

Christopher A. Coppersmith	1,770,130		9.8%	—		—
1400 Glenn Curtiss Street Carson, California 90746

(1)
Represents all of the Shares owned or controlled by TIA, Inc. (“TIA”) and includes 3,073,650 shares of Common Stock issuable upon conversion by TIA of the 122,946 outstanding shares of Class F Preferred Stock. All of the issued and outstanding stock of TIA is owned and controlled by Wrexham. Swirnow Airways Corp. (“Swirnow Airways”) owns 100% of the interests in Wrexham Aviation Corp. (“Wrexham”). Richard A. Swirnow is, indirectly, the controlling stockholder of Swirnow Airways.

(2)
Stuart Hettleman, a Director and President of the Company, is an executive officer and non-controlling stockholder of Swirnow Airways and an executive officer of Wrexham and TIA. While Mr. Hettleman disclaims beneficial ownership of all shares of Common Stock and Class F Preferred Stock owned by TIA and does not share voting and/or investment power over those shares, Mr. Hettleman has an indirect interest in 1,441,723 of the shares of Common Stock owned by TIA, 30,122 of the shares of Class F Preferred Stock owned by TIA, and 753,044 of the shares of Common Stock issuable upon conversion by TIA of outstanding shares of Class F Preferred Stock. See footnote (1) above.

(3)
Includes options to purchase 10,000 shares of Common Stock granted to Mr. Clearman. The balance of the shares are owned directly by Kinderhook Partners, LP (“KPLP”). Kinderhook GP, LLC (“KGP”) is the general partner of KPLP, and Mr. Clearman, a director of the Company, is the managing member of KGP. KGP and Mr. Clearman share voting and investment power over the shares owned by KPLP, and own a 15.4% and 30.2%, respectively, direct and/or indirect interest in KPLP. KGP and Mr. Clearman each disclaims beneficial ownership in the shares owned by KPLP except to the extent of their respective pecuniary interests therein.

Management

The following table sets forth information with respect to the beneficial ownership of (i) each executive officer of the Company named in the Summary Compensation Table included elsewhere in this Annual Report, (iii) each current director, and (iv) all directors and executive officers of the Company as a group. Except as set forth in footnote (4) to this table, none of the individuals listed below have any interest in Class F Shares. An asterisk (*) indicates ownership of less than 1%.

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class
Michael Barsa(1)	351,010	1.9%
Stephen J. Clearman(2)	3,334,138	18.4%
Christopher A. Coppersmith	1,770,130	9.8%
Brian K. Coventry	0	*
Philip J. Dubato	0	*
Stuart Hettleman(3)	25,000	*
David E. Swirnow	25,000	*
All directors and executive officers as a group (7 persons)(1)(2)(3)	5,505,278	30.5%

(1)	Includes options to purchase 70,000 Shares.
(2)	See “Certain Beneficial Owners” and footnote (3) thereunder.
(3)	Does not include shares of Common Stock or Class F Preferred Stock owned by TIA. See “Certain Beneficial Owners” and footnotes (1) and (2) thereunder.

Equity Compensation Plan Information

The following table provides information, as of June 30, 2007, with respect to all compensation arrangements maintained by the Company under which shares of Common Stock may be issued:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	330,000	*	$0.58	1,500,000	**
Equity compensation plans not approved by security holders	0		0	0
Total	330,000	*	$0.58	1,500,000	**

* Shares are issuable pursuant to options granted under the Company’s 1996 Stock Option Plan.
** Represents shares available for issuance under the Company’s 2005 Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Pursuant to its written charter, the Audit Committee of the Board of Directors of the Company reviews all transactions with related persons that are required to be disclosed under applicable regulation. During the fiscal year ended June 30, 2007, there were no transactions with related persons which are required to be disclosed.

ITEM14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Stonefield Josephson, Inc. (the “Auditor”) has served as the Company’s independent public accountants since 2002. The following is a description of the fees billed to the Company by the Auditor during the fiscal years ended June 30, 2007 and 2006:

Audit Fees

Audit fees include fees paid by the Company to the Auditor in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by the Auditor that are closely related to the audit and in many cases could only be provided by the Auditor. Such services include consents related to SEC and other regulatory filings. The aggregate fees billed to the Company by the Auditor for audit services rendered to the Company for the years ended June 30, 2007 and 2006 totaled $104,810 and $94,025, respectively.

Audit Related Fees

Audit related services include due diligence services related to accounting consultations, internal control reviews, and employee benefit plan audits. The Auditor did not bill any fees to the Company for audit related services rendered to the Company for the years ended June 30, 2007 and 2006.

Tax Fees

Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by the Auditor for the tax related services rendered to the Company for the years ended June 30, 2007 and 2006 totaled $44,860 and $36,584, respectively.

All Other Fees

There were no other services provided by the Auditor to the Company in either year.

Approval of Independent Auditor Services and Fees

The Company’s Audit Committee reviews all fees charged by the Company’s independent auditors, and actively monitors the relationship between audit and non-audit services provided. The Audit Committee must pre-approve all audit and non-audit services provided by the Company’s independent auditors and fees charged.

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
10.3
Credit Agreement, dated as of March 19, 2007 by and between Wells Fargo Bank, National Association, as Lender, and Target Logistic Services, Inc., as Borrower (“Wells Fargo Credit Agreement”) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007, File No. 0-29754)

10.4
Revolving Line of Credit Note, dated March 19, 2007, made by Target Logistic Services, Inc. with respect to the Wells Fargo Credit Agreement (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007, File No. 0-29754)

10.5
Continuing Security Agreement: Rights to Payment, dated March 19, 2007, entered into by Target Logistic Services, Inc. with respect to the Wells Fargo Credit Agreement (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007, File No. 0-29754)

10.6
Security Agreement: Equipment, dated March 19, 2007, entered into by Target Logistic Services, Inc. with respect to the Wells Fargo Credit Agreement (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007, File No. 0-29754)

10.7
Continuing Guaranty, dated March 19, 2007, entered into by the Registrant with respect to the Wells Fargo Credit Agreement (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007, File No. 0-29754)

10.8	Lease Agreement for Los Angeles Facility (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2005, File No. 0-29754)
14	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2004, File No. 0-29754)
21	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the Year Ended June 30, 2005, File No. 0-29754)
23	Consent of Stonefield Josephson, Inc.*
31.1	Rule 15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release issued September 19, 2007*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TARGET LOGISTICS, INC.

Date: September 19, 2007	By:	/s/ Stuart Hettleman
Stuart Hettleman
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart Hettleman	President, Chief Executive	September 19, 2007
Stuart Hettleman	Officer and Director

/s/ Michael Barsa	Director	September 19, 2007
Michael Barsa

/s/ Stephen J. Clearman	Director	September 19, 2007
Stephen J. Clearman

/s/ Brian K. Coventry	Director	September 19, 2007
Brian K. Coventry

/s/ Christopher Coppersmith	Director	September 19, 2007
Christopher Coppersmith

/s/ Philip J. Dubato	Vice President, Chief	September 19, 2007
Philip J. Dubato	Financial Officer, Principal Accounting Officer and Director

/s/ David E. Swirnow	Director	September 19, 2007
David E. Swirnow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Target Logistics, Inc.
Baltimore, Maryland

We have audited the consolidated balance sheets of Target Logistics, Inc. (a Delaware corporation) and subsidiaries, as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Target Logistics, Inc. and subsidiaries, as of June 30, 2007 and 2006, and the results of its operations and their consolidated cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Stonefield Josephson, Inc.

Los Angeles, California
September 17, 2007

TARGET LOGISTICS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2007	June 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,738,787	$7,015,018
Accounts receivable, net of allowance for doubtful accounts of $914,579 and $503,288, respectively	26,365,397	21,595,301
Deferred income taxes	996,881	825,101
Prepaid expenses and other current assets	117,594	305,177
Total current assets	34,218,659	29,740,597
PROPERTY AND EQUIPMENT, NET	2,367,505	2,300,306
OTHER ASSETS	2,041,852	1,279,862
GOODWILL, net of accumulated amortization of $3,715,106	11,351,402	11,872,973
Total assets	$49,979,418	$45,193,738

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	6,584,283	6,499,771
Accrued expenses	2,691,218	2,933,536
Accrued transportation expenses	12,691,711	9,952,452
Line of credit	4,139,665	2,493,787
Deferred purchase price liability (Note 5)	-	207,840
Dividends payable	60,968	60,801
Taxes payable	125,800	678,000
Lease obligation – current portion	113,713	131,342
Total current liabilities	26,407,358	22,957,529
LEASE OBLIGATION — LONG TERM	163,093	283,772
DEFERRED TAX LIABILITY - LONG TERM	105,193	271,427
Total liabilities	$26,675,644	$23,512,728

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred Stock, $10 par value; 2,500,000 shares authorized, 122,946 shares issued and outstanding	1,229,460	1,229,460
Common Stock, $.01 par value; 30,000,000 shares authorized, 18,811,868 and 18,621,686 shares issued and outstanding, respectively	188,117	186,217
Additional paid-in capital	28,404,752	28,289,402
Accumulated deficit	(5,873,750)	(7,379,264)
Less: Treasury stock, 734,951 shares held at cost	(644,805)	(644,805)
Total shareholders’ equity	23,303,774	21,681,010
Total liabilities and shareholders’ equity	$49,979,418	$45,193,738

The accompanying notes are an integral part of these consolidated balance sheets.

TARGET LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005

OPERATING REVENUES:	$180,024,892	$160,368,570	$138,392,375

COST OF TRANSPORTATION:	126,500,950	110,098,043	93,913,264

GROSS PROFIT:	53,523,942	50,270,527	44,479,111

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (“SG&A”):
SG&A - Target subsidiary	32,876,495	27,620,391	24,002,255
SG&A - Target subsidiary (Exclusive forwarder commissions)	15,857,497	15,874,335	15,920,706
SG&A – Corporate	1,028,876	1,384,180	1,102,018
Depreciation and amortization	816,647	616,310	600,155
Selling, general and administrative expenses	50,579,515	45,495,216	41,625,134

Operating income	2,944,427	4,775,311	2,853,977

OTHER EXPENSE:
Interest expense	(129,078)	(126,516)	(85,717)

Income before income taxes	2,815,349	4,648,795	2,768,260
Provision for income taxes	1,186,722	1,943,197	1,207,122
Net income	$1,628,627	$2,705,598	$1,561,138

Preferred stock dividends	123,113	231,079	319,548
Net income applicable to common shareholders	$1,505,514	$2,474,519	$1,241,590
Income per share attributable to common shareholders:
Basic	$0.08	$0.15	$0.08
Diluted	$0.08	$0.13	$0.07

Weighted average shares outstanding:
Basic	18,051,667	16,223,353	15,830,915
Diluted	21,480,385	21,490,369	21,489,990

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	Preferred Stock		Common Stock		Additional Paid-In	Stock Subscription Note	Treasury Stock		Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivable	Shares	Amount	Deficit	Total

Balance, June 30, 2004	320,696	$3,206,960	16,562,229	$165,622	$26,285,765	$(100,000)	(734,951)	$(644,805)	$(11,095,373)	$17,818,169

Cash dividends associated with the Class C and F Preferred Stock	-	-	-	-	-	-	-	-	(319,548)	(319,548)
Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(750)	(7,500)	7,500	75	7,425	-	-	-	-	-
Stock subscription note receivable	-	-	-	-	-	100,000	-	-	-	100,000
Net income	-	-	-	-	-	-	-	-	1,561,138	1,561,138

Balance, June 30, 2005	319,946	$3,199,460	16,569,729	$165,697	$26,293,190	-	(734,951)	$(644,805)	$(9,853,783)	$19,159,759

Cash dividends associated with the Class C and F Preferred Stock	-	-	-	-	-	-	-	-	(231,079)	(231,079)
Common Stock issued in conjunction with the conversion of Class C Preferred Stock	(197,000)	(1,970,000)	1,970,000	19,700	1,950,300	-	-	-	-	-
Stock options exercised	-	-	81,957	820	37,015	-	-	-	-	37,835
Stock option expense	-	-	-	-	8,897	-	-	-	-	8,897
Net income	-	-	-	-	-	-	-	-	2,705,598	2,705,598

Balance, June 30, 2006	122,946	$1,229,460	18,621,686	$186,217	$28,289,402	-	(734,951)	$(644,805)	$(7,379,264)	$21,681,010

Cash dividends associated with the Class F Preferred Stock	-	-	-	-	-	-	-	-	(123,113)	(123,113)
Stock options exercised	-	-	190,000	1,900	115,350	-	-	-	-	117,250
Net income	-	-	-	-	-	-	-	-	1,628,627	1,628,627

Balance, June 30, 2007	122,946	$1,229,460	18,811,686	$188,117	$28,404,752	-	(734,951)	$(644,805)	$(5,873,750)	$23,303,774

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,628,627	$2,705,598	$1,561,138
Bad debt expense	666,084	220,154	409,679
Depreciation and amortization	816,647	616,310	600,155
Decrease in deferred tax liability	(166,234)	(69,945)	-
(Increase) decrease in deferred tax asset	(171,780)	152,095	1,047,120
Employee stock option expense	-	8,897	-
Services performed pursuant to stock subscription agreement	-	-	100,000
Adjustments to reconcile net income to net cash used in operating activities
(Increase) in accounts receivable	(5,436,180)	(880,547)	(805,964)
Decrease (increase) in prepaid expenses and other current assets	487,872	(10,615)	4,142
Decrease (increase) in other assets	125,653	188,433	(137,852)
(Increase) in goodwill resulting from earn-out due under ACI Acquisition	-	(147,150)	-
Increase in accounts payable and accrued expenses	1,821,413	2,362,381	1,769,724
Net cash (used for) provided by operating activities	(227,898)	5,145,611	4,548,142

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(462,167)	(1,858,298)	(243,107)
Asset purchase acquisition - DCI	(69,120)	-	-
Asset purchase acquisition - Capitaland	(1,013,520)	-	-
Payment for purchase of ACI, net of cash acquired (Note 6)	-	(550,000)	(124,283)
Net cash used for investing activities	(1,544,807)	(2,408,298	(367,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(122,946)	(280,194)	(320,104)
Stock options exercised	117,250	37,835	-
Net borrowing (repayment) from line of credit	1,645,878	(1,854,862)	(3,223,467)
Payment of lease obligations	(143,708)	(150,651)	(8,482)
Net cash provided by (used for) financing activities	1,496,474	(2,247,872)	(3,552,053)

Net (decrease) increase in cash and cash equivalents	(276,231)	489,441	628,699

CASH AND CASH EQUIVALENTS, beginning of year	$7,015,018	6,525,577	5,896,878
CASH AND CASH EQUIVALENTS, end of year	$6,738,787	$7,015,018	$6,525,577

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$229,848	$173,942	$258,348
Income taxes	1,640,985	$1,337,320	$30,792

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS — (Continued)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005

Conversion of 197,000 and 750 Class C Preferred Shares, respectively	-	$(1,970,000)	$(7,500)

Issuance of Common Stock for Conversion of 197,000 and 750 Class C Preferred Shares, respectively	-	$1,970,000	$7,500

Purchase of property and equipment under capital lease obligations	-	$442,104	-

Accrued purchase price liability - ACI	-	-	$757,840

Deferred tax liability - ACI	-	-	$400,000

The accompanying notes are an integral part of these consolidated financial statements.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED JUNE 30, 2007

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

On September 17, 2007 (subsequent to the close of the Company’s June 30, 2007 fiscal year), the Company, Mainfreight Limited, a New Zealand corporation (“Mainfreight”), and Saleyards Corp., a Delaware corporation and wholly owned subsidiary of Mainfreight (“Saleyards”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Saleyards will merge with and into Target (the “Merger”), with Target continuing as the surviving corporation and a wholly owned subsidiary of Mainfreight. Upon consummation of the Merger, each share of our Common Stock, par value $0.01 per share (the “Common Stock”) issued and outstanding immediately prior to the Merger (other than shares of Common Stock with respect to which a demand for appraisal pursuant to the General Corporation Law of the State of Delaware (the “DGCL”) has been properly made, and any shares of Common Stock owned by Mainfreight, Saleyards and any wholly owned subsidiary of Mainfreight) will be canceled and will be converted automatically into the right to receive $2.50 in cash payable to the holder thereof, without interest. Each Share of our Class F Preferred Stock, par value $10.00 per share (the “Class F Stock”) issued and outstanding immediately prior to the Merger (other than shares of Class F Stock with respect to which a demand for appraisal pursuant to the DGCL has been properly made, and any shares of Class F Stock owned by Mainfreight, Saleyards and any wholly owned subsidiary of Mainfreight) will be canceled and will be converted automatically into the right to receive $62.50 in cash (the equivalent of $2.50 per share of Common Stock multiplied by 25, which is the number of shares of Common Stock into which each share of Class F stock may be converted) payable to the holder thereof, without interest. Under Section 251 of the DGCL, the affirmative vote of the holders of a majority of the voting power of the outstanding shares of the Company’s voting stock is required to approve the Merger Agreement and the Merger. On September 17, 2007, three stockholders that, in the aggregate, are the record owners of 10,978,853 Shares and all of the Class F Shares, representing in the aggregate approximately 66.4% of the outstanding voting power of the Company, executed and delivered to the Company written consents adopting the Merger Agreement and approving the Merger. Accordingly, the Merger has been approved by holders representing approximately 66.4% of the outstanding voting securities of the Company, and no vote or further action of the stockholders of the Company is required to adopt the Merger Agreement or approve the Merger. The parties have made customary representations, warranties and covenants in the Merger Agreement, including, among others, the Company’s agreement (subject to certain exceptions) (i) to conduct its business in the ordinary course consistent with past practice between the execution of the Merger Agreement and consummation of the Merger, and not to engage in certain kinds of transactions during this period; to (ii) to use its reasonable best efforts to consummate the Merger; and (iii) to not solicit proposals relating to alternative business combination transactions or, subject to certain exceptions, enter into discussions concerning or provide confidential information in connection with alternative business combination transactions.  Consummation of the Merger is subject to customary conditions set forth in the Merger Agreement.  The Merger Agreement contains certain termination rights for both the Company and Mainfreight, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Mainfreight a termination fee of up to $2,115,000.

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

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

Principles of Consolidation

For the fiscal year ended June 30, 2007, 2006 and 2005, the consolidated financial statements include the accounts of the Company, Target, ACI, and other inactive subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

Use of Estimates

In the process of preparing its consolidated financial statements, the Company estimates the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. Management bases its estimates on historical experience and on various assumptions which are believed to be reasonable under the circumstances. The primary estimates underlying the Company’s consolidated financial statements include allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, the determination of shared based compensation expense, and deferred income taxes.

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

Accounting for Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” This statement establishes financial accounting and reporting standards for the impairment or disposal of long-lived assets. The statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that its carrying amount may be not be recoverable and is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sales, abandonment or in a distribution to owners) or is classified as held for sale. Assets to be disclosed are reported at the lower of the carrying amount or fair value less costs to sell. Management has performed a review of all long-lived assets and has determined that no impairment of the respective carrying value has occurred as of June 30, 2007.

Goodwill

Goodwill represents the excess of cost over net assets acquired and was amortized on a straight-line basis over 25 years.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. The Company adopted this statement on July 1, 2002. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment, written down and charged to results of operations only in periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The last annual independent valuation analysis was completed in January 2007, and based on the valuation, the Company determined that the goodwill was not impaired.

The independent valuation analysis is substantially dependent on three separate analyses: (1) discounted seven-year cash flow analysis, (2) comparable public company analysis, and (3) comparable transaction analysis.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

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

The decrease in goodwill for the fiscal year ended June 30, 2007 is attributable to the post closing adjustment under the ACI Acquisition. Refer to Note 5 for a discussion of the goodwill associated with the ACI acquisition.

Allowance for Doubtful Accounts

The Company, on a regular basis, reviews the outstanding balances owed by its customers and establishes a minimum allowance for doubtful accounts for any balances that are 90 days or more past due based on the invoice date. The Company also reviews its accounts receivable by customer and, based on the review, additional reserves may be added to the allowance for doubtful accounts, if in the opinion of management the collection of such debt is impaired. In addition, balances less than 90 days past due are reserved based on the Company’s recent bad debt experience.

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

Share Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment: An Amendment of FASB Statements No. 123 (“SFAS 123R”). This statement requires that the cost resulting from all share based payment transactions be recognized in the Company’s consolidated financial statements.  In addition, in March 2005 the Securities and Exchange Commission (“SEC”) released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123R and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share based payment arrangements for public companies.  Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure of fair value recognition, as prescribed under SFAS 123, is no longer an alternative.

Effective July 1, 2005, the Company adopted the fair value measurement provisions of SFAS 123R and accordingly has adopted the modified prospective application method. Under the provisions of FASB Statement No. 123(R) the compensation cost relating to share-based payment transactions (in the company’s case, the employee stock option plan) is to be recognized in the financial statements. For the year ending June 30, 2007, the Company has recognized as expense outstanding, unvested employee stock options over the remaining vesting period that remained on such options based on the fair value at the date the employee stock options were granted. Under the modified-prospective-transition method, results for the prior periods have not been restated.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

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

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005
Net income as reported	$1,628,627	$2,705,598	$1,561,138
Total stock-based employee compensation expense included in the determination of net income, net of tax effect (SFAS No. 123R)	-	5,338	N/A
Total stock-based employee compensation expense determined using a fair value based method for fixed plan awards, net of tax effect (SFAS No. 123)	-	-	(53,399)
Pro forma net income	N/A	N/A	$1,507,739
Basic earnings per share	$0.08	$0.15	$0.08
Pro forma basic earnings per share	N/A	N/A	$0.08
Diluted earnings per share	$0.08	$0.13	$0.07
Pro forma diluted earnings per share	N/A	N/A	$0.07

The effects of applying SFAS No. 123 in the 2005 pro forma are not indicative of future amounts as additional awards in future years are anticipated.

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
YEAR ENDED JUNE 30, 2007

Cash and Cash Equivalents

The Company considers all highly liquid investments that are not held as collateral, and which are purchased with an original maturity of three months or less, to be cash equivalents.

The Company maintains cash balances at various financial institutions. Deposits not exceeding $100,000 for each institution are insured by the Federal Deposit Insurance Corporation. At June 30, 2007 and June 30, 2006, the Company had uninsured cash and cash equivalents of $6,323,685 and $6,250,905, respectively.

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

Options to purchase 75,000 shares of common stock for the year ended June 30, 2005 were not included in the computation of diluted EPS because the exercise prices of those options were greater than the average market price of the common shares, thus they were anti-dilutive.

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

Reclassifications

Certain amounts in the 2005 and 2006 consolidated financial statements have been reclassified to conform with the 2007 presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 but does not expect that it will have an effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 but does not expect that it will have an effect on our consolidated financial position or results of operations.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting FAS 159 on its financial statements.

The FASB is currently working on amendments to the existing accounting standards governing asset transfers and fair value measurements in business combinations and impairment tests, among other issues. Upon completion of these standards, the Company will need to reevaluate its accounting and disclosures. Due to the ongoing deliberations of the standard setters, the Company is unable to accurately determine the effect of future amendments or proposals at this time.

3.	STOCK OPTION PLAN

On November 30, 2005, the Company’s shareholders approved the Company’s 2005 Stock Option Plan (“2005 Plan). The 2005 Plan replaces the Company’s 1996 Stock Option Plan (“1996 Plan”), which expired in June 2006. The 2005 Plan authorizes the granting of awards, the exercise of which would allow up to an aggregate of 1,500,000 shares of the Company’s common stock to be acquired by the holders of said awards. The 1996 Plan, which is now expired, authorized the granting of awards, the exercise of which would allow up to an aggregate of 1,000,000 shares of the Company’s common stock to be acquired by the holders of said awards. For both the 2005 Plan and the 1996 Plan the awards can take the form of incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”) and may be granted to key employees, officers, directors and consultants. Any plan participant who is granted an Incentive Stock Option and possesses more than 10% of the voting rights of the Company’s outstanding common stock must be granted an option price at least 110% of the fair market value on the date of grant and the option must be exercised within five years from the date of grant. Under the 2005 Plan, no stock options have been granted. Under the 1996 Plan, stock options have been granted to employees and directors for terms of up to 10 years at exercise prices ranging from $.50 to $1.125 and are exercisable in whole or in part at stated times from the date of grant up to ten years from the date of grant. At June 30, 2007, 330,000 stock options granted to employees and directors were exercisable under the 1996 Plan.

The following table reflects activity under the plan for the three-year period ended June 30, 2007:

	Year Ended June 30, 2007		Year Ended June 30, 2006		Year Ended June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	520,000	$0.59	686,957	$1.16	596,957	$1.22
Granted	-	-	-	-	110,000	$0.75
Exercised	190,000	$0.62	81,957	$0.05-0.50	-	-
Forfeited	-	-	10,000	0.50	20,000	$0.50
Cancelled	-	-	75,000	6.00	-	-

Outstanding at end of year	330,000	$0.58	520,000	$0.59	686,957	$1.16
Exercisable at end of year	330,000	$0.58	520,000	$0.59	657,957	$1.19

There were 190,000 stock options exercised for $117,250 during the year ended June 30, 2007.

No stock options were granted during 2007 and 2006. The per share weighted average fair value of stock options granted during 2005 was $0.75.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

The fair value of each stock option grant is estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005
Risk-Free Interest Rates	4.67%
Expected Lives	5
Expected Volatility	270%
Expected Dividend Yields	0.00%

No stock options were granted during 2007 and 2006 so the Black-Scholes information has not been presented.

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding at 6/30/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 6/30/07	Weighted Average Exercise Price
$0.50 - $0.50	250,000	3.00	$0.50	250,000	$0.50
$0.75 - $1.125	80,000	3.60	$0.81	80,000	$0.81
$0.50 - $1.125	330,000	3.30	$0.58	330,000	$0.58

4.	PROPERTY AND EQUIPMENT, NET

	June 30, 2007	June 30, 2006
Property and Equipment consists of the following:
Furniture and fixtures	774,582	$542,011
Furniture and fixtures - Capital Lease	671,014	671,014
Computer Equipment	594,967	460,090
Computer Equipment - Capital Lease	623,134	623,134
Computer Software	583,271	492,232
Leasehold Improvements	1,620,829	1,598,852
Vehicles	33,945	2,500
	4,901,742	4,389,833
Less: Accumulated depreciation and amortization (a)	(2,534,237)	(2,089,527)
	2,367,505	$2,300,306

(a)	Includes accumulated depreciation and amortization of capital lease assets of $896,083 and $795,844 for the year ended June 30, 2007 and 2006, respectively.

5.	ACQUISITIONS

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

On July 14, 2006, our Target subsidiary acquired certain assets of Discovery Cargo, Inc. (“DCI”), a Queens, New York based freight forwarder for a cash payment. In conjunction with the acquisition, our Target subsidiary entered into a consulting agreement with the principals of DCI and advanced them $450,000 as a loan repayable over three years beginning October 15, 2006 at an interest rate equal to the prime plus one percent (1.0%). On March 16, 2007, the Company called the loan as the loan was in default due to non-payment. Refer to the litigation section of Note 10, below. As of June 30, 2007, there was $406,788 due under this loan and this amount is reflected in accounts receivable as the Company believes that the entire balance is collectible.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

On March 15, 2005 the Company acquired the stock of Air Cargo International and Domestic, Inc. (“ACI”) for a combination of (i) $1,000,000 cash payment on date of closing, (ii) cash payment based on the ACI shareholder’s equity after winding down the ACI balance sheet, and (iii) an earn-out structure based on certain future gross profit achievements over the next five years (the “ACI Acquisition”). In accordance with the terms of the ACI Acquisition, certain post closing adjustments were made in September 2006 and included below is the revised purchase price allocation. The adjusted balance of intangible assets will be amortized prospectively over its remaining useful life of approximately 5 years, 6 months. Any payments from the earn-out structure will be considered an increase to the purchase price in the period such amount is determinable. The Company has no minimum commitment or obligation under the earn-out or the wind down of the balance sheet. The Company does not expect that the earn-out payments will have a material impact on its liquidity.

The revised purchase price allocation is as follows:

Purchase Price:

Cash paid on closing date	$1,000,000
Estimated additional cash payment to be paid based upon final ACI shareholder equity after wind down of balance sheet	757,840
Purchase price adjustment	(400,000)
Expenses related to acquisition: legal and accounting	40,059
Total adjusted purchase price	$1,397,899

Assets Purchased:

Cash	$686,795
Accounts receivable	1,644,756
Prepaid expenses and other current assets	221,464
Property and equipment, net	26,065
Intangible assets:
Customer relationships/non-compete agreements	925,906
Total assets purchased	$3,504,986

Less Liabilities Assumed:

Accounts payable	(913,604)
Accrued expenses	(953,483)
Deferred tax liabilities	(240,000)
Total liabilities assumed	$(2,107,087)

As a result of these adjustments, the ACI shareholders repaid $55,924 to the Company on November 28, 2006.

6.	OTHER ASSETS

	June 30, 2007	June 30, 2006
Asset purchase acquisitions (a)	$936,676	$127,461
Stock purchase acquisition (b)	678,571	821,427
Note receivable (c)	170,501	185,502
Security deposits (d)	256,104	145,472
Total	$2,041,852	$1,279,862

(a)	Represents the remaining amortization associated with asset purchase acquisitions.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

(b)	Represents the remaining amortization of intangible assets (customer relationships and non-compete agreements) associated with the ACI stock purchase acquisition (refer to Note 5).
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

(d)	Represents outstanding security deposits under lease obligations.

7.	DEBT

As of June 30, 2007 and 2006, short-term debt consisted of the following:

	June 30, 2007	June 30, 2006
Asset-based financing, Line of Credit	$4,139,665	$2,493,787

On March 19, 2007, the Company’s Target subsidiary entered into a $20 million revolving line of credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”). The new credit facility (the “Wells Fargo Facility”) replaces Target’s previous $15 million line of credit with GMAC Commercial Finance LLC. Under the Wells Fargo Facility, Target may borrow up to $20 million limited to 80% of its aggregate outstanding eligible accounts receivable. If borrowings do not exceed $5 million, then the facility is not restricted by eligible accounts receivable. Target may select a prime rate or LIBOR based interest rate. Interest on the Wells Fargo Facility will be adjusted quarterly based on the ratio of Target’s total liabilities to tangible net worth, and will range from 0.5% below Wells Fargo’s prime rate to Wells Fargo’s prime rate, or from LIBOR plus 1.25% to LIBOR plus 1.75%. Target’s obligations under the Wells Fargo Facility are secured by all of the assets of Target, and are guaranteed by the Company. The Wells Fargo Facility will expire on March 1, 2010. As of June 30, 2007, there were outstanding borrowings of $4,139,665 under the Wells Fargo Facility (which represented 28.0% of the amount available thereunder) out of a total amount available for borrowing under the Wells Fargo Facility of approximately $14,764,840, net of a standby letter of credit issued by Wells Fargo in the amount of $136,668.

Prior to March 19, 2007 and during the years ended June 30, 2007 and 2006, the Company’s Target subsidiary (“Borrower”) maintained an Accounts Receivable Management and Security Agreement with GMAC Commercial Credit LLC (“GMAC”) whereby the Borrower could receive advances of up to 85% of the net amounts of eligible accounts receivable outstanding to a maximum of $15 million since April 1, 2005, $13 million since May 3, 2004 and $10 million prior to that date. Since May 3, 2004, the credit line (“GMAC Facility”) was subject to interest at a rate of either (i) prime plus three-quarters of one percent (0.75%), or (ii) upon the achievement of certain financial milestones (measured quarterly), prime plus one-half of one percent (0.50%), and prior to May 3, 2004 at a rate of prime plus one percent (1.0%). The prevailing prime rate as defined by GMAC was 8.25% as of June 30, 2006. Under the GMAC Facility and prior to May 3, 2004, the interest rate could not be less than 5.0% per annum (and not less than 6.0% prior to September 20, 2002). The GMAC Facility was replaced with the Wells Fargo facility on March 19, 2007.

8.	SHAREHOLDERS’ EQUITY

Preferred Stock

As of June 30, 2007, the authorized preferred stock of the Company is 2,500,000 shares. As of June 30, 2007, 122,946 shares of preferred stock are outstanding as follows:

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

	Class C (b)	Class F (c)	Total
Balance at June 30, 2004	197,750	122,946	320,696
Issuances	-	-	-
Conversions	(750)	-	(750)

Balance at June 30, 2005	197,000	122,946	319,946
Issuances	-	-	-
Conversions	(197,000)	-	(197,000)

Balance at June 30, 2006	-	122,946	122,946
Issuances	-	-	-
Conversions	-	-	-

Balance at June 30, 2007	-	122,946	122,946

(a) Class C Preferred Stock. On June 13, 1997, the Company issued 257,500 shares of Class C, non-voting, cumulative, convertible preferred stock with a par value of $10.00 upon completion of a $2,575,000 private placement of equity securities to individual investors (the “Private Placement”).

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

There were 197,000 shares of Class C Preferred Stock, converted into the Company’s Common Stock during fiscal year ending June 30, 2006.

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

9.	COMMITMENTS AND CONTINGENCIES

Leases

As of June 30, 2007, future minimum lease payments for capital leases and operating leases relating to equipment and rental premises are as follows:

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

YEAR ENDING	CAPITAL LEASES	OPERATING LEASES

2008	128,291	2,548,987
2009	125,753	2,587,083
2010	45,382	2,451,557
2011	-	2,150,090
2012 and thereafter	-	2,480,604

Total minimum lease payments	$299,426	$12,218,321
Less - Amount representing interest	(22,620)
	$276,806

Employment Agreements

The Company has employment agreements with certain employees expiring at various times through June 30, 2010. Such agreements provide for minimum salary levels and for incentive bonuses which are payable if specified management goals are attained. The aggregate commitment for future salaries at June 30, 2007, excluding bonuses, was approximately $2,015,000.

On September 17, 2007, Mr. Hettleman and Mr. Dubato each entered into a change in control agreement with the Company. Under the terms of the respective agreements, if, within the period beginning on the occurrence of a change in control and ending six months following such change in control, either individual’s employment with the Company terminates for any reason whatsoever, including, without limitation, resignation, then he will receive a one time lump sum payment, payable within 60 days following termination, and will be entitled to Company paid medical and dental insurance for three years following his termination of employment. The lump sum payment for Mr. Hettleman is $400,000, and the lump sum payment for Mr. Dubato is $300,000.

Litigation

The Company is currently involved in the following litigation, all previously reported, in connection with our Target subsidiary’s DCI acquisition:

On June 5, 2006, Seko Worldwide, LLC (“Seko”) filed a civil action in the United States District Court for the Northern District of Illinois (Case No. 06C3072) against DCI, DCI’s principals, and Target (incorrectly labeled as Target’s subsidiary), seeking a temporary restraining order and permanent injunction enjoining DCI and its principals from doing business with Target in competition with Seko for a specified period of time.  Seko based its suit upon the non-competition clause of an Independent Contractor Agreement entered into between DCI, its principals and Seko, whereby DCI agreed to act as an independent contractor at Seko’s John F. Kennedy International Airport station.  On June 13, 2006, the court denied Seko’s motion for a temporary restraining order and on June 30, 2007, after an evidentiary hearing, the court denied Seko’s request for injunctive relief.  Seko voluntarily dismissed Target from this action on July 27, 2006.  Target moved for sanctions against Seko for its failure to allege federal subject matter jurisdiction in its complaint.  After the court denied Target’s motion, Target appealed to the United States Court of Appeals for the Seventh Circuit on January 22, 2007.  Seko and Target participated in a mediation required by the Seventh Circuit, resulting in a settlement by which Seko paid Target $6,750.00 to dismiss the appeal.

On July 31, 2006, Seko filed a civil suit against Target (incorrectly labeled as Target’s subsidiary) in the Circuit Court of Cook County, Illinois (Case No. 06L8015) in three counts, alleging that Target tortiously interfered with DCI’s contractual relationship with Seko, that Target tortiously interfered with Seko’s economic relationships with its customers, and that Target violated certain provisions of New York law with respect to deceptive trade practices.  In its complaint, Seko is seeking unspecified damages and to enjoin Target from engaging in business at the Kennedy International Airport station.  On August 21, 2007, Target moved to dismiss Seko’s complaint for failure to state a cause of action in any of the three counts.  The motion is being briefed.  While it is pending, the parties have agreed to defer discovery. We and our counsel believe that Seko’s suit is without merit and we are vigorously defending the suit.  In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable.

On November 13, 2006, Fast Fleet Systems, Inc. filed a civil suit against Seko, DCI, the principals of DCI, Craig Catalano and Bernard Quandt, the Company and our Target subsidiary in the United States District Court for the District of New Jersey (Case No. 06-1819 (AET)) alleging (i) that Seko and DCI owes the plaintiff in excess of $138,000 for trucking services previously provided to DCI, (ii) fraudulent and slanderous conduct by DCI and Messrs. Catalano and Quandt, and (ii) that the Company and Target has successor liability for all of the obligations of DCI, Catalano and Quandt.  Target has filed an answer denying liability.   The matter currently is in the discovery phase, with discovery scheduled to conclude by September 15, 2007.  We believe that the claims against us are without merit and we are vigorously defending the suit.  In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable.

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

In connection with the DCI acquisition, our Target subsidiary entered into an Independent Contractor Agreement with Cowboy Consulting, LLC, a company owned by DCI’s principals, Craig Catalano and Bernard Quandt, and advanced $450,000 as a loan to Messrs. Catalano and Quandt pursuant to the terms of a promissory note. On March 16, 2007, Target called the loan due to default. On March 19, 2007, Messrs. Catalano and Quandt, and their company, Cowboy Consulting, filed a civil suit against Target in New York State Supreme Court for Nassau County (Case No. 04790/2007) alleging that: (i) Cowboy Consulting is entitled to an additional $387,000 under the terms of the Independent Contractor Agreement; and (ii) Target violated the terms of the Independent Contractor Agreement, which resulted in damages to the plaintiffs in an undetermined amount. On April 11, 2007, Target served its answer denying the allegations and all liability, and counterclaiming that as a result of fraud and breaches by Messrs. Catalano and Quandt of their representations and warranties made in the DCI Asset Purchase Agreement, Target has been damaged in an amount to be proven at trial but no less than $50,000. On or about May 8, 2007, plaintiffs Cowboy Consulting, Catalano and Quandt served an amended complaint, which is substantially identical to the original complaint, and asserts a third cause of action against Target for unjust enrichment in the sum of $4.5 million. Target moved to dismiss the amended complaint on May 25, 2007, and on September 11, 2007, the court granted Target's motion.  We and our counsel believe that the claims against us are completely without merit. In the event of an unfavorable outcome, the amount of any potential loss to us is not yet determinable.

On April 10, 2007, Target sued Messrs. Catalano and Quandt to enforce collection of all amounts due under the promissory note, by filing a motion for summary judgment on the promissory note in New York State Supreme Court for Nassau County (Case No. 05926/2007).  We believe that Messrs. Catalano and Quandt do not have any defenses to enforcement of the promissory note. Messrs. Catalano and Quandt have filed a motion to consolidate Target’s action with the action filed by them and Cowboy Consulting, and the Company has vigorously objected to the motion.

From time to time, our Target subsidiary is involved in legal matters or named as a defendant in legal actions arising from normal operations, or is presented with claims for damages arising out of its actions. Management believes that these matters will not have a material adverse effect on our financial statements.

10.	SEGMENT INFORMATION

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

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

A reconciliation of the Company’s domestic and international segment revenues, gross profit, and accounts receivable for the years ended June 30, 2007, 2006 and 2005 is as follows:

	June 30, 2007	June 30, 2006	June 30, 2005

Domestic revenue	$122,120,923	$108,037,189	$92,204,367
International revenue	57,903,969	52,331,381	46,188,008
Total revenue	$180,024,892	$160,368,570	$138,392,375

Domestic gross profit	$42,889,245	$40,373,628	$35,678,665
International gross profit	10,634,697	9,896,899	8,800,446
Total gross profit	$53,523,942	$50,270,527	$44,479,111

Domestic accounts receivable	$25,967,543	$21,119,742	$20,594,076
International accounts receivable	1,312,433	978,847	1,241,403
Less: allowance for doubtful accounts	(914,579)	(503,288)	(900,571)
Accounts receivable, net of allowance for doubtful accounts	$26,365,397	$21,595,301	$20,934,908

11.	INCOME TAXES

The Company has tax net operating loss carryforwards of approximately $6.4 million that expire from 2010 through 2022. Use of some of the losses is restricted due to a prior ownership change under certain provisions of the Internal Revenue Code. Certain net operating loss carryforwards for the State of California were suspended for the years ending June 30, 2005 and 2006.

The components of current and deferred income tax expense (benefit) are as follows:

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005
(In thousands)
Current:
State	286	$407	$160
Federal	1,239	1,454	-

Deferred:
State	(139)	-	-
Federal	(199)	82	1,047

Net income tax expense	1,187	$1,943	$1,207

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

A reconciliation of income taxes between the statutory and effective tax rates on income before income taxes is as follows:

	Year Ended June 30, 2007	Year Ended June 30, 2006	Year Ended June 30, 2005
(In thousands)
Income tax (benefit) expense at U.S. statutory rate	957	$1,581	$941

Valuation Allowance	-	-	45

State tax (net of federal benefit)	42	259	160

Non-deductible expenses	188	103	61

	$1,187	$1,943	$1,207

The components of deferred income taxes are as follows:

	Year Ended June 30, 2007	Year Ended June 30, 2006
(In thousands)
NOLs	$2,344	$2,344
Accrued amounts and other	703	720
Acquired customer relationships/non-compete agreements	(97)	(329)
	2,735	2,735

Depreciation and amortization	92	163
	3,236	2,898

Valuation allowance	(2,344)	(2,344)
	$892	$554

TARGET LOGISTICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
YEAR ENDED JUNE 30, 2007

12.	QUARTERLY FINANCIAL DATA SCHEDULE (unaudited)

			Year Ended June 30, 2007
	09/30/06	12/31/06	03/31/07	06/30/07	Fiscal Year

Operating revenue	$43,448,062	$47,550,567	$43,727,756	$45,298,507	$180,024,892
Cost of transportation	30,568,618	33,644,422	30,552,567	31,735,343	126,500,950
Gross profit	12,879,444	13,906,145	13,175,189	13,563,164	53,523,942
Selling, general & administrative expense	12,309,492	12,790,870	12,561,206	12,917,947	50,579,515
Interest (expense)	(33,249)	(50,865)	(34,177)	(10,787)	(129,078)
Provision for income taxes	259,751	474,906	239,656	212,409	1,186,722
Net income (loss)	$276,952	$589,504	$340,150	$422,021	$1,628,627

Income (loss) per share attributable to common shareholders:
Basic	$.0.02	$0.03	$0.02	$0.02	$0.08
Diluted	$.0.01	$0.03	$0.02	$0.02	$0.08
Weighted average shares outstanding:
Basic	17,977,278	18,076,735	18,076,735	18,076,735	18,051,667
Diluted	21,480,385	21,480,385	21,480,385	21,480,385	21,480,385

			Year Ended June 30, 2006
	09/30/05	12/31/05	03/31/06	06/30/06	Fiscal Year

Operating revenue	$36,145,785	$46,704,140	$37,114,144	$40,404,501	$160,368,570
Cost of transportation	24,305,199	32,497,640	25,393,650	27,901,554	110,098,043
Gross profit	11,840,586	14,206,500	11,720,494	12,502,947	50,270,527
Selling, general & administrative expense	10,960,067	12,439,383	10,613,312	11,482,454	45,495,216
Interest (expense)	(34,083)	(43,825)	(40,611)	(7,997)	(126,516)
Provision for income taxes	369,358	746,978	456,929	369,932	1,943,197
Net income (loss)	$477,078	$976,314	609,642	$642,564	$2,705,598
Income (loss) per share attributable to common shareholders:
Basic	$0.03	$0.05	$0.04	$0.03	$0.15
Diluted	$0.02	$0.05	$0.03	$0.03	$0.13
Weighted average shares outstanding:
Basic	15,858,427	16,070,811	16,692,679	17,886,735	16,223,353
Diluted	21,470,288	21,490,385	21,490,385	21,490,385	21,490,369

SCHEDULE II

SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year

For the fiscal year ended June 30, 2005

Allowance for doubtful accounts	$990	$410	$-	$(499)	$901

For the fiscal year ended June 30, 2006

Allowance for doubtful accounts	$901	$220	$-	$(618)	$503

For the fiscal year ended June 30, 2007

Allowance for doubtful accounts	$503	$666	$-	$(254)	$915

S-1